Form 10-Q
period 2011-03-31
Trio Merger Corp.
filed 2011-08-03
CIK 1514732

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-54367

TRIO MERGER CORP.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	27-4867100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Third Avenue, 37th Floor, New York, New York 10017
(Address of principal executive offices)

(212) 319-7676
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  8,625,000 shares of common stock as of August 3, 2011

TRIO MERGER CORP.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

Balance Sheet
March 31, 2011

ASSETS
Current assets – Cash and cash equivalents	$52,769
Deferred offering costs associated with proposed public offering	71,747
Total assets	$124,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	$40
Note payable to Affiliate	100,000
Total liabilities	100,040
COMMITMENTS
Stockholders’ equity
Preferred stock, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	—
Common Stock, $0.0001 par value, 55,000,000 authorized shares and 1,725,000 issued and outstanding shares(1)	173
Additional paid-in capital	24,827
Deficit accumulated during the development stage	(524)
Total stockholders’ equity	24,476
Total liabilities and stockholders’ equity	$124,516

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.2 shares for each outstanding share of common stock on June 21, 2011 (see Note 7).

(2)
Includes an aggregate of 225,000 ordinary shares subject to forfeiture at March 31, 2011 by the initial shareholders to the extent that the underwiters’ over-allotment option was not exercised in full. On June 24, 2011, the underwriters exercised their over-allotment option in full and those shares are no longer forfeitable (Notes 3 and 7).

The Accompanying Notes are an Integral Part of these Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

Condensed Statement of Operations
For the period February 2, 2011 (Inception) to March 31, 2011

Formation costs and operating expenses	$(524)
Net loss	(524)
Weighted average shares outstanding, basic and diluted(1)(2)	$1,725,000
Basic and diluted net loss per share	$(0.00)

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.2 shares for each outstanding share of common stock on June 21, 2011 (see Note 7).

(2)
Includes an aggregate of 225,000 ordinary shares subject to forfeiture at March 31, 2011 by the initial shareholders to the extent that the underwiters’ over-allotment options was not exercised in full. On June 24, 2011, the underwriters exercised their over-allotment option in full and those shares are no longer forfeitable (Notes 3 and 7).

The Accompanying Notes are an Integral Part of these Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

Statement of Changes in Stockholders’ Equity
For the period February 2, 2011 (Inception) to March 31, 2011

	Common Stock(1)(2)		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Common stock issued February 15, 2011 at approximately $0.01739 per share for cash	1,725,000	$173	$24,827	$—	$25,000
Net Loss	—	—		(524)	(524)
Balance at March 31, 2011	1,725,000	$173	$24,827	$(524)	$24,476

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.2 shares for each outstanding share of common stock on June 21, 2011 (see Note 7)

(2)
Includes an aggregate of 225,000 ordinary shares subject to forfeiture at March 31, 2011 by the initial shareholders to the extent that the underwiters’ over-allotment options was not exercised in full. On June 24, 2011, the underwriters exercised their over-allotment option in full and those shares are no longer forfeitable (Notes 3 and 7).

The Accompanying Notes are an Integral Part of these Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

Statement of Cash Flows
For the period February 2, 2011 (Inception) to March 31, 2011

Cash Flow From Operating Activities
Net loss	$(524)
Adjustment to reconcile net loss to net cash used in operating activities: Change in operating assets and liabilities:
Accounts payable	40
Net cash used in operating activities	(484)
Cash Flow From Financing Activities
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from note payable to affiliate	100,000
Payment of deferred offering costs	(71,747)
Net cash provided by financing activities	53,253
Net increase in cash and cash equivalents	52,769
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, ending of period	$52,769

The Accompanying Notes are an Integral Part of these Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Financial Statements

Note 1 — Organization, Plan of Business Operations and Liquidity

Trio Merger Corp. (the “Company”) was incorporated in Delaware on February 2, 2011 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, or other similar business combination, one or more operating businesses (a “Business Combination”).

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the period from February 2, 2011 (Inception) to March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The Company is considered to be a development stage company and as such, the financial statements are prepared in accordance with the Accounting Standards Codification (‘‘ASC’’) topic 915 ‘‘Development Stage Entities.’’ The Company is subject to all of the risks associated with development stage companies.

At March 31, 2011, the Company had not yet commenced any operations. All activity through March 31, 2011 relates to the Company’s formation and the proposed public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on June 20, 2011.  On June 21, 2011, the Company filed a new registration statement to increase the size of the Offering by 20% pursuant to Rule 462(b) under the Securities Act of 1933, as amended.  The Company consummated the Offering on June 24, 2011 and received proceeds net of transaction costs of $57,508,788 and $3,550,000 from the private placement to the initial stockholders of the Company and the underwriters (‘‘Insider Warrants’’) which are described in Note 3 – Initial Public Offering and Warrants. On June 24, 2011, the underwriters exercised their over-allotment option and on June 27, 2011, the Company received net proceeds of $8,685,000 which is described in Note 3 – Initial Public Offering.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Insider Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination with one or more businesses or entities. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $69,210,000 or $10.03 per Unit sold in the Offering (including the $3,550,000 of proceeds from the sale of Insider Warrants and $8,610,000 of proceeds from the closing of the over-allotment option) is being held in a trust account (‘‘Trust Account’’) and invested in United States treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of its initial Business Combination, (ii) the Company’s failure to consummate a Business Combination within the prescribed time and (iii) the Common Stock trades at or below $9.60 per share, subject to certain criteria discussed below. In the event that the Common Stock trades at or below $9.60 per share, there can be released to the Company from the Trust Account amounts necessary to purchase up to 25% of the shares sold in the Offering (1,725,000 shares after the full exercise and closing of the over-allotment option on June 27, 2011). Such purchases will commence on August 19, 2011 and end on the date the Company announces an initial Business Combination. Any such purchases will be made only in open market transactions pursuant to a 10b5-1 plan that the Company entered into on June 20, 2011 (the “Share Repurchase Plan”). The Share Repurchase Plan requires the Company to purchase its shares at a price per share not to exceed the market price at any time when the market price falls equal to or below $9.60 per share. The Share Repurchase Plan will remain in place until the maximum number of shares has been purchased under such plan or it expires by its own terms. The Share Repurchase Plan is structured so as not to require compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and purchases under the plan will be made outside of the requirements of Rule 10b-18. All shares purchased by the Company will be cancelled. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as for any amounts that are necessary to pay the Company’s tax obligations.

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Financial Statements

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired shares in the Offering (“Public Stockholders”) with the opportunity to convert their Public Shares for a pro rata share of the Trust Account. In the event that stockholders owning 6,400,000 or more shares (approximately 92.75% of the shares sold as part of the Units in the Offering including the shares sold as part of the units on June 27, 2011) exercise their conversion rights described below or are sold to the Company for cancellation under the Share Repurchase Plan, the Business Combination will not be consummated. All of the Initial Stockholders will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights they may have in connection with the Business Combination and will not sell any shares to the Company in any tender offer in connection with the Business Combination pursuant to letter agreements executed prior to the Offering.

In connection with any proposed Business Combination, the Company will either (i) seek stockholder approval of an initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination or (ii) provide its stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote). If the Company seeks stockholder approval of an initial Business Combination, any Public Stockholder voting against such proposed Business Combination will be entitled to demand that his shares be converted for $10.00 per share (regardless of whether the over-allotment option is exercised). In addition, any Public Stockholder will have the right to vote for the proposed Business Combination and demand that his shares be converted for a full pro rata portion of the amount then in the Trust Account (initially $10.03 per share after the full exercise and closing of the over-allotment option on June 27, 2011, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). If the Company decides to engage in a tender offer, each Public Stockholder will be entitled to receive a full pro rata portion of the amount then in the Trust Account (initially $10.03 per share after the full exercise and closing of the over-allotment option on June 27, 2011, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes).

The Company will consummate a Business Combination only if holders of less than 6,400,000 shares (approximately 92.75% of the public shares) elect to convert (in the case of a stockholder meeting) or sell their shares to the Company (in the case of a tender offer) and, solely if the Company seeks stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, if the Company purchases up to 25% of the shares sold in the Offering (as described above), the 92.75% conversion threshold will be reduced to a percentage such that at least $5,000,000 of funds held in the Trust Account are released to the Company upon closing of the Business Combination. Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company provides that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Exchange Act), will be restricted from seeking conversion rights with respect to an aggregate of more than 12.5% of the shares of common stock sold in the Offering (but only with respect to the amount over 12.5% of the shares of common stock sold in the Offering). A “group” will be deemed to exist if Public Stockholders (i) file a Schedule 13D or 13G indicating the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, if the Company does not consummate a Business Combination by December 24, 2012, or June 24, 2013 if the extension criteria have been satisfied, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares held by the Public Stockholders, at a per-share price, payable in cash, as described below, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Initial Stockholders have agreed to waive their rights to share in any distribution with respect to their initial shares.

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Financial Statements

In the event of a redemption of 100% of the public shares, if the Company has not presented to Public Stockholders a proposed Business Combination within the required time period, Public Stockholders shall be entitled to receive a pro rata share of the Trust Account (initially $10.03 per share after the full exercise and closing of the over-allotment option on June 27, 2011). If, prior to the Company’s redemption of 100% of the public shares, the Company has presented to Public Stockholders a proposed Business Combination that ultimately was not completed, the Public Stockholders that either voted against the last proposed Business Combination before redemption of 100% of the public shares or did not vote on such Business Combination or sought to sell their shares to the Company in any tender offer commenced in connection with such proposed Business Combination shall be entitled to receive only $10.00 per share, and those Public Stockholders who either voted for the proposed Business Combination or did not seek to sell their shares to the Company in any tender offer and continued to hold their shares until redemption of 100% of the public shares shall be entitled to receive a pro rata share of the Trust Account (initially $10.03 per share after the full exercise and closing of the over-allotment option on June 27, 2011, plus any pro rata interest earned on the Trust Account not previously released to the Company).

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as entering into contingent fee arrangements with its vendors.  The Company may need to raise additional capital through loans or additional investments from its Initial Shareholders, officers, directors, or third parties.  None of the Initial Shareholders, officers or directors is under any obligation to advance funds to, or to invest in, the Company.  Accordingly, the Company may not be able to obtain additional financing.  If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses.  The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Note 2 — Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 2, 2011, the evaluation was performed for the upcoming 2011 tax year, which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from February 2, 2011 (inception) through March 31, 2011. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Financial Statements

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements other than the stock dividend discussed in Note 7, the increase in the size of the Proposed Public Offering discussed in Note 1, the Offering discussed in Note 3 and the exercise of the over-allotment option discussed in Note 1.

Note 3 —Initial Public Offering and Insider Warrants

On June 24, 2011 the Company sold 6,000,000 units (“Units”) at a price of $10.00 per unit in the Offering. On June 24, 2011 the underwriters exercised their full over-allotment option and on June 27, 2011 purchased an additional 900,000 units subject to such over-allotment option.  Each unit consists of one share of the Company’s common stock, par value $0.0001, and one warrant (‘‘Warrants’’).  The common stock and Warrants began separate trading on August 2, 2011.  Each Warrant entitles the holder to purchase one share of common stock at a price of $7.50 commencing on the completion of a Business Combination and expiring three years from the completion of a Business Combination, or earlier upon redemption. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the shares of common stock is at least $12.50 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given and there is a current registration statement in effect with respect to the shares of common stock underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of (i) the number of shares of common stock underlying the Warrants, and (ii) the difference between the exercise price of the Warrants and the “fair market value” (defined below), by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the shares of common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. There are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. However, if the Company has not filed with the SEC a registration statement covering the shares of common stock issuable upon exercise of the Warrants and a prospectus relating to such shares of common stock is not effective within six months from the completion of a Business Combination, commencing on that day, Warrant holders may, until such time as there is an effective registration statement and during any period thereafter when the Company has failed to maintain an effective registration statement, exercise Warrants on a cashless basis.

The Company paid the underwriters in the Offering an underwriting discount of 3.5% ($2,415,000) of the gross proceeds of the Offering, including from the exercise and closing of the over-allotment option. The Company also issued a unit purchase option, for $100, to EarlyBirdCapital, Inc. (‘‘EBC’’) or its designees to purchase 600,000 units at an exercise price of $11.00 per unit. The unit purchase option will be exercisable commencing on the later to occur of the consummation of the Company’s initial Business Combination or June 21, 2012 and will expire on June 20, 2016. The units issuable upon exercise of this option are identical to the units sold in the Offering. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $1,774,030, or $2.96 per unit using a Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.40% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying shares of common stock) to exercise the unit purchase option without the payment of any cash. The holder of the unit purchase option will be entitled to certain demand and piggy-back registration rights. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Financial Statements

Simultaneously with the Offering, the Initial Stockholders of the Company and underwriters purchased 7,100,000 Insider Warrants at $0.50 per warrant (for an aggregate purchase price of $3,550,000) from the Company. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants are identical to the warrants underlying the Units sold in the Offering except that: (i) the Insider Warrants were purchased pursuant to an exemption from the registration requirements of the Securities Act, (ii) the Insider Warrants are non-redeemable and (iii) the Insider Warrants are exercisable for cash or on a ‘‘cashless’’ basis, in each case, if held by the initial holders or permitted transferees.

The Initial Stockholders and the holders of the Insider Warrants (or underlying shares) are entitled to registration rights with respect to their founding shares and Insider Warrants (or underlying shares) pursuant to agreements signed June 21, 2011. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying shares) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying shares) have certain ‘‘piggy-back’’ registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 4 — Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Offering and were charged to stockholders’ equity upon the receipt of the capital raised in the Offering on June 24, 2011.

Note 5 —Notes Payable to Stockholders

The Company issued a $100,000 principal amount unsecured promissory note to Eric S. Rosenfeld, one of the Company’s Initial Stockholders on February 25, 2011. The note is non-interest bearing and payable on the earlier of February 25, 2012 or the consummation of the Offering.  The Company repaid this Note in full on June 28, 2011.

Note 6 —Commitments

The Company presently occupies office space provided by an affiliate of the Company’s Chairman and Chief Executive Officer. Such affiliates have agreed that, until the Company consummates a Business Combination, they will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliates an aggregate of $10,000 per month for such services commencing on June 20, 2011.

Pursuant to letter agreements executed June 21, 2011 with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their Founder’s Shares (defined below) upon the Company’s redemption of 100% of the outstanding public shares held by the Public Stockholders.

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Financial Statements

  The Company has engaged EBC on a non-exclusive basis, to act as its advisor and investment banker in connection with its initial Business Combination and to provide it with assistance in negotiating and structuring the terms of its initial Business Combination. The Company will pay EBC a cash fee of $2,415,000 for such services upon the consummation of its initial Business Combination.

Note 7 —Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of March 31, 2011, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share.

In connection with the organization of the Company, a total of 1,437,500 shares of the Company’s common stock were sold to the Initial Stockholders at a price of approximately $0.01739 per share for an aggregate of $25,000 (the “Founder’s Shares”).

Effective June 21, 2011, the Company’s Board of Directors authorized a stock dividend of 0.2 shares for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect this transaction.

As of March 31, 2011, a total of 1,725,000 shares were issued and outstanding, of which 225,000 shares were subject to mandatory forfeiture to the extent the underwriters’ over-allotment option was not exercised in full, so that the Company’s Initial Stockholders would own 20% of the issued and outstanding shares after the Offering.  On June 24, 2011, the underwriters exercised the over-allotment option to the full extent and accordingly these shares are no longer forfeitable.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Trio Merger Corp, except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company in the development stage, formed on February 2, 2011 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more businesses or entities. We do not have any specific initial business transaction under consideration, but we are actively searching for a target business.

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than (after the consummation of our initial public offering), the active solicitation of a target business with which to complete a business combination.  We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

The registration statement for our initial public offering was declared effective on June 20, 2011.  On June 21, 2011, we filed a new registration statement to increase the size of the offering by 20% pursuant to Rule 462(b) under the Securities Act of 1933, as amended.  We consummated the offering on June 24, 2011 and received proceeds net of transaction costs of $57,508,788 and $3,550,000 from the sale of warrants to our initial stockholders and the underwriters in the offering. On June 24, 2011, the underwriters exercised their over-allotment option and on June 27, 2011, we received net proceeds of $8,685,000.  Our management has broad discretion with respect to the specific application of the net proceeds of the offering and insider warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with one or more businesses or entities.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date.  Our entire activity since inception up to the closing of our initial public offering on June 24, 2011 was in preparation for that event.  After the offering, our activity will be limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination.  We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents.  Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).  We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.  We expect our expenses to increase substantially after this period.

We incurred a net loss of $524 for the period from February 2, 2011 (inception) through March 31, 2011. Until we enter into a business combination, we will not have revenues.

Liquidity and Capital Resources

As of March 31, 2011, we had approximately $53,000 in our operating bank account.  On June 24, 2011 and June 27, 2011, after the consummation of our initial public offering and exercise of the underwriters’ over-allotment option, approximately $460,000 and $75,000, respectively was placed into our operating bank account to be available for use by management to cover operating costs and the costs associated with identifying a target business and negotiating the acquisition or merger.  Of this amount, approximately $32,000 was used to pay accrued offering costs and $100,000 was used to repay the notes to certain initial shareholders.  We intend to use the remainder of the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of June 24, 2011, U.S Treasury Bills with one month, three month, and six month maturities were approximately yielding 0.01%, 0.02%, and 0.07%, respectively.  While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Over the next 18 months, or 24 months if we have signed a definitive merger agreement prior to the expiration of the 18 month period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our estimates are based upon the belief that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a business combination.  Our actual costs may be higher or lower than these estimates.  We anticipate that we will incur approximately:

●
$300,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

●	$225,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

●	$110,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

●	$100,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums; and

●	$240,000 for office space, administrative services and secretarial support.

We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account.  We may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties.  None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us.  Accordingly, we may not be able to obtain additional financing.  If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses.  We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

After the underwriters exercised their over-allotment option, the net proceeds from our initial public offering, after deducting offering expenses of approximately $391,000 and underwriting discounts of $2,415,000, were approximately $66,194,000. Of this amount, $65,660,000 and the $3,550,000 we received from the sale of the insider warrants, is being held in trust. The remaining net proceeds not in trust is being used for working capital purposes. We intend to use the net proceeds of the warrant offering and our initial public offering, representing our funds held in the trust account, to acquire a target business and to pay our expenses relating thereto, including $2,415,000 payable to EarlyBirdCapital, Inc. (“EBC”) upon consummation of an initial business combination for acting as our non-exclusive investment banker for structuring and negotiating our business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees, which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

In February 2011, we issued an aggregate of 1,437,500 shares of common stock to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $0.02 per share, as follows:

Name	Number of Shares
Eric S. Rosenfeld	910,312
David D. Sgro	129,375
Arnaud Ajdler	129,375
Gregory Monahan	64,688
David Boris	15,000
Mark Hauser	15,000
Barry Erdos	15,000
Joel Greenblatt	15,000
Riverview Group LLC	71,875
York Select, L.P.	38,793
York Select Master Fund, L.P.	33,082

All such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to accredited investors.

On June 21, 2011, we effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in our initial stockholders owning an aggregate of 1,725,000 initial shares.

On June 24, 2011, we consummated our initial public offering of 6,000,000 units.   Each unit consisted of one share of common stock and one warrant, each to purchase one share of common stock at an exercise price of $7.50 per share.  The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $60,000,000.  EarlyBirdCapital, Inc. acted as the lead managing underwriter of the initial public offering.  Morgan Joseph TriArtisan LLC served as a co-manager.  The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (Nos. 333-172836 and 333-175040). The Securities and Exchange Commission declared the registration statement effective on June 20, 2011.

Simultaneously with the consummation of the initial public offering, we consummated the private placement of 7,100,000 warrants at a price of $0.50 per warrant, generating total proceeds of $3,550,000.  These issuances will be made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.  These insider warrants are identical to the warrants underlying the units except that the insider warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their permitted transferees. The purchasers have agreed that the insider warrants will not be sold or transferred by them (except to certain permitted transferees) until after we have completed an initial business combination.

Also on June 24, 2011, EarlyBirdCapital, Inc. notified us that it exercised its over-allotment option to the full extent to purchase an additional 900,000 Units.  On June 27, 2011, we consummated the closing of the over-allotment option.  The units sold pursuant to the over-allotment option were sold at an offering price of $10.00 per unit, generating gross proceeds of $9,000,000.

We paid a total of $2,415,000 in underwriting discounts and commissions and $391,000 for other costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $66,194,000. Of this amount, $65,660,000 and the $3,550,000 we received from the sale of the insider warrants was deposited into the trust account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

    Exhibit No.                                           Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO MERGER CORP.
By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chief Executive Officer (Principal executive officer)
By:	/s/ David D. Sgro
David D. Sgro
Chief Financial Officer (Principal financial and accounting officer)

Date:  August 3, 2011