Form 10-Q
period 2011-06-30
Trio Merger Corp.
filed 2011-08-15
CIK 1514732

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-54367

TRIO MERGER CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4867100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Third Avenue, 37th Floor, New York, New York 10017
(Address of principal executive offices)

(212) 319-7676
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  8,625,000 shares of common stock as of August 12, 2011

TRIO MERGER CORP.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2011

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	3
Condensed Balance Sheet as of June 30, 2011 (Unaudited)	3
Condensed Statement of Operations (Unaudited) for the three months ended June 30, 2011 and for the period February 2, 2011 (inception) to June 30, 2011	4
Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the period February 2, 2011 (inception) through June 30, 2011	5
Condensed Statement of Cash Flows (Unaudited) for the period February 2, 2011 (inception) through June 30, 2011	6
Notes to Unaudited Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	15
Item 4. Controls and Procedures	16
Part II. Other Information	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6. Exhibits	18
Signatures	19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Trio Merger Corp.
(A Company In the Development Stage)

Condensed Balance Sheet
June 30, 2011
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$511,272
Accrued Interest	18
Prepaid Expenses	18,500
Total current assets	529,790

Cash and cash equivalents held in trust	69,210,000
Prepaid Expenses	29,144
Total assets	$69,768,934

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts Payable	$73,162
Accounts Payable – Related Party	2,000
Total liabilities	75,162
Common Stock, subject to possible conversion, 6,399,999 shares at conversion value	64,191,990
Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	-
Common Stock, $0.0001 par value, 55,000,000 authorized shares and 2,225,001 issued and outstanding shares (which excludes 6,399,999 shares subject to possible conversion)	223
Additional paid-in capital	5,512,819
Deficit accumulated during the development stage	(11,260)
Total stockholders’ equity	5,501,782
Total liabilities and stockholders’ equity	$69,768,934

The Accompanying Notes are an Integral Part of these Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30, 2011	For the period February 2, 2011 (Inception) to June 30, 2011
Operating and formation costs:
General and administrative expenses	$8,757	$9,281
General and administrative expenses – Related Party	2,000	2,000
Loss from operations	(10,757)	(11,281)

Interest Income	21	21

Net loss	$(10,736)	$(11,260)
Weighted average shares outstanding, basic and diluted	1,763,462
Basic and diluted net loss per share	$(0.01)

The Accompanying Notes are an Integral Part of these Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

Condensed Statement of Changes in Stockholders’ Equity
For the period February 2, 2011 (Inception) to June 30, 2011
(unaudited)

	Common Stock(1)		Additional Paid-in	Deficit Accumulated During the Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity
Common stock issued February 25, 2011 at approximately $0.01449 per share for cash	1,725,000	$173	$24,827	$-	$25,000
Sale of 6,000,000 units on June 24, 2011, net of underwriter's discount and offering expenses (includes 5,499,999 shares subject to possible conversion)	6,000,000	600	57,444,332	-	57,444,932
Proceeds from issuance of unit purchase option on June 24, 2011	-	-	100	-	100
Proceeds from issuance of warrants on June 24, 2011	-	-	3,550,000	-	3,550,000
Sale of 900,000 units on June 27, 2011, net of underwriter's discount and offering expenses (includes 900,000 shares subject to possible conversion)	900,000	90	8,684,910	-	8,685,000
Net proceeds subject to possible conversion (6,399,999 shares at conversion value)	(6,399,999)	(640)	(64,191,350)	-	(64,191,990)

Net Loss	-	-	-	(11,260)	(11,260)

Balance at June 30, 2011	2,225,001	$223	$5,512,819	$(11,260)	$5,501,782

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.2 shares for each outstanding share of common stock on June 21, 2011 (Note 8).

The Accompanying Notes are an Integral Part of these Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

Condensed Statement of Cash Flows
For the period February 2, 2011 (Inception) to June 30, 2011
(unaudited)

Operating Activities
Net loss	$(11,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(47,644)
Accrued interest	(18)
Accounts Payable	75,162
Net cash provided by operating activities	16,240

Investing Activities
Investment in restricted cash and cash equivalents	(69,210,000)
Net cash used in investing activities	(69,210,000)

Financing Activities
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from note payable to affiliate	100,000
Repayment of note to initial shareholders	(100,000)
Proceeds from Public Offering, net of offering costs	66,129,932
Proceeds from Warrant Offering	3,550,000
Proceeds from sale of Underwriter Purchase Option	100
Net cash provided by financing activities	69,705,032

Net increase in cash and cash equivalents	511,272
Cash and cash equivalents, Beginning	-
Cash and cash equivalents, Ending	$511,272

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

All activity through June 30, 2011 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.  The Company has selected December 31 as its fiscal year-end.

The registration statement for the Offering was declared effective on June 20, 2011.  On June 21, 2011, the Company filed a new registration statement to increase the size of the Offering by 20% pursuant to Rule 462(b) under the Securities Act of 1933, as amended.  The Company consummated the Offering on June 24, 2011 and received proceeds net of transaction costs of $57,444,932 and $3,550,000 from the private placement to the initial stockholders of the Company (“Initial Stockholders”) and the underwriters (‘‘Insider Warrants’’) which are described in Note 3. On June 24, 2011, the underwriters exercised their over-allotment option and on June 27, 2011, the Company received net proceeds of $8,685,000, which is described in Note 3.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Insider Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination with one or more businesses or entities. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

An amount of $69,210,000 or approximately $10.03 per Unit sold in the Offering (including the $3,550,000 of proceeds from the sale of Insider Warrants and $8,610,000 of proceeds from the closing of the over-allotment option) is being held in a trust account (‘‘Trust Account’’) and invested in United States treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of its initial Business Combination, (ii) the Company’s failure to consummate a Business Combination within the prescribed time and (iii) the Common Stock trades at or below $9.60 per share, subject to certain criteria discussed below. In the event that the Common Stock trades at or below $9.60 per share, there can be released to the Company from the Trust Account amounts necessary to purchase up to 25% of the shares sold in the Offering (1,725,000 shares). Such purchases may commence on August 21, 2011 and end on the date the Company announces an initial Business Combination. Any such purchases will be made only in open market transactions pursuant to a 10b5-1 plan that the Company entered into on June 21, 2011 (the “Share Repurchase Plan”). The Share Repurchase Plan requires the Company to purchase its shares at a price per share not to exceed the market price at any time when the market price falls equal to or below $9.60 per share. The Share Repurchase Plan will remain in place until the maximum number of shares has been purchased under such plan or it expires by its own terms. The Share Repurchase Plan is structured so as not to require compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and purchases under the plan will be made outside of the requirements of Rule 10b-18. All shares purchased by the Company will be cancelled.

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired shares in the Offering (“Public Stockholders”) with the opportunity to convert their Public Shares for a pro rata share of the Trust Account. In the event that stockholders owning 6,400,000 or more shares (approximately 92.75% of the shares sold as part of the Units in the Offering, including the shares sold as part of the units on June 27, 2011) exercise their conversion rights or are sold to the Company in connection with any tender offer, each as described below, the Business Combination will not be consummated. All of the Initial Stockholders will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights they may have in connection with the Business Combination and will not sell any shares to the Company in any tender offer in connection with the Business Combination pursuant to letter agreements executed prior to the Offering.

In connection with any proposed Business Combination, the Company will either (i) seek stockholder approval of an initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination or (ii) provide its stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote). If the Company seeks stockholder approval of an initial Business Combination, any Public Stockholder voting against such proposed Business Combination will be entitled to demand that his shares be converted for $10.00 per share (regardless of whether the over-allotment option is exercised). In addition, any Public Stockholder will have the right to vote for the proposed Business Combination and demand that his shares be converted for a full pro rata portion of the amount then in the Trust Account (initially approximately $10.03 per share after the full exercise and closing of the over-allotment option on June 27, 2011, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). If the Company decides to engage in a tender offer, each Public Stockholder will be entitled to receive a full pro rata portion of the amount then in the Trust Account (initially approximately $10.03 per share after the full exercise and closing of the over-allotment option on June 27, 2011, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes).

The Company will consummate a Business Combination only if holders of less than 6,400,000 shares (approximately 92.75% of the public shares) elect to convert (in the case of a stockholder meeting) or sell their shares to the Company (in the case of a tender offer) and, solely if the Company seeks stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, if the Company purchases up to 25% of the shares sold in the Offering (as described above), the 92.75% conversion threshold will be reduced to a percentage such that at least $5,000,000 of funds held in the Trust Account are released to the Company upon closing of the Business Combination. Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company provides that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Exchange Act), will be restricted from seeking conversion rights with respect to an aggregate of more than 12.5% of the shares of common stock sold in the Offering (but only with respect to the amount over 12.5% of the shares of common stock sold in the Offering). The Company will determine that a “group” exists based on Public Stockholders filing a Schedule 13D or 13G indicating the presence of a group or acknowledging to the Company that they are acting, or intend to act, as a group, or based on other information available to the Company.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, if the Company does not consummate a Business Combination by December 24, 2012, or June 24, 2013 if the extension criteria have been satisfied, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares held by the Public Stockholders, at a per-share price, payable in cash, as described below, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Initial Stockholders have agreed to waive their rights to share in any distribution with respect to their Founder’s Shares (defined below).

In the event of a redemption of 100% of the public shares, if the Company has not presented to Public Stockholders a proposed Business Combination within the required time period, Public Stockholders shall be entitled to receive a pro rata share of the Trust Account (initially approximately $10.03 per share after the full exercise and closing of the over-allotment option on June 27, 2011). If, prior to the Company’s redemption of 100% of the public shares, the Company has presented to Public Stockholders a proposed Business Combination that ultimately was not completed, the Public Stockholders that either voted against the last proposed Business Combination before redemption of 100% of the public shares or did not vote on such Business Combination or sought to sell their shares to the Company in any tender offer commenced in connection with such proposed Business Combination shall be entitled to receive only $10.00 per share, and those Public Stockholders who either voted for the proposed Business Combination or did not seek to sell their shares to the Company in any tender offer and continued to hold their shares until redemption of 100% of the public shares shall be entitled to receive a pro rata share of the Trust Account (initially approximately $10.03 per share after the full exercise and closing of the over-allotment option on June 27, 2011, plus any pro rata interest earned on the Trust Account not previously released to the Company).

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as enter into contingent fee arrangements with its vendors.  The Company may need to raise additional capital through loans or additional investments from its Initial Stockholders, officers, directors, or third parties.  None of the Initial Stockholders, officers or directors is under any obligation to advance funds to, or to invest in, the Company.  Accordingly, the Company may not be able to obtain additional financing.  If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses.  The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the period from February 2, 2011 (Inception) to June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Income Taxes

The Company accounts for income taxes under Accounting Standards Codification (“ASC”) 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from February 2, 2011 (inception) through June 30, 2011. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Loss Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.”  Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Common shares subject to possible conversion at June 30, 2011 of 6,399,999 have been excluded from the calculation of basic loss per share since such shares, if converted, only participate in their share of the trust earnings.  At June 30, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised and converted into common stock and then share in the earnings of the Company.  As a result, diluted loss per common share is the same as basic loss per common share for the period.  The Company has not considered the effect of warrants to purchase 14,000,000 shares of common stock or the unit purchase option described in Note 3 in the calculation of diluted loss per share, since the exercise of the warrants and the unit purchase option are contingent upon the occurrence of future events.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000.  At June 30, 2011, the Company had not experienced losses on these accounts and management believed the Company was not exposed to significant risks on such accounts.

Securities held in Trust Account

At June 30, 2011, investment securities consisted of United States Treasury securities. The Company classified its securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.
A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Fair value measurements

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets Measured at Fair Value on a Recurring Basis
	June 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
RestRestricted cash and cash equivalents held in trust account	$69,210,000	$69,210,000	$-	$-

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at June 30, 2011, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company paid the underwriters in the Offering an underwriting discount of 3.5% ($2,415,000) of the gross proceeds of the Offering.  The Company also issued a unit purchase option, for $100, to EarlyBirdCapital, Inc. (‘‘EBC’’) or its designees to purchase 600,000 units at an exercise price of $11.00 per unit. The unit purchase option will be exercisable commencing on the later to occur of the consummation of the Company’s initial Business Combination or June 21, 2012 and will expire on June 20, 2016. The units issuable upon exercise of this option are identical to the units sold in the Offering. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this unit purchase option is approximately $1,774,030, or $2.96 per unit using a Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.40% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying shares of common stock) to exercise the unit purchase option without the payment of any cash. The holder of the unit purchase option will be entitled to certain demand and piggy-back registration rights. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

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

Note 4 —Notes Payable to Stockholders

The Company issued a $100,000 principal amount unsecured promissory note to Eric S. Rosenfeld, the Company’s Chairman and Chief Executive Officer and one of the Company’s Initial Stockholders, on February 25, 2011. The loan was payable without interest on the earlier of February 25, 2012 or the closing of the Offering. The Company repaid this loan from the proceeds of the Offering that were not placed in the Trust Account.

Note 5 —Commitments

The Company presently occupies office space provided by an affiliate of the Company’s Chairman and Chief Executive Officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate an aggregate of $10,000 per month for such services commencing on June 20, 2011.

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

Note 6 —Investment in Trust Account

Subsequent to the Offering, an amount of $69,210,000 of the net proceeds of the Offering was deposited in the Trust Account and invested only in United States treasuries having a maturity of 180 days or less.

As of June 30, 2011, investment securities in the Company’s Trust Account consist of $69,209,589 in United States Treasury Bills and another $411 is held as cash in the account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, "Investments - Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding losses and fair value of held to maturity securities at June 30, 2011 are as follows:

		Gross
		Unrealized
	Carrying	Holding
	Amount	Losses	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$69,209,589	$—	$69,209,589

Note 7 —Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2011, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. In connection with the organization of the Company, a total of 1,437,500 shares of the Company’s common stock were sold to the Initial Stockholders at a price of approximately $0.01739 per share for an aggregate of $25,000 (the “Founder’s Shares”). Effective June 21, 2011, the Company’s Board of Directors authorized a stock dividend of 0.2 shares for each outstanding share of common stock.  As of June 30, 2011, a total of 8,625,000 shares were issued and outstanding.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Trio Merger Corp., except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company in the development stage, formed on February 2, 2011 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more businesses or entities. We do not have any specific initial business transaction under consideration, but we are actively searching for a target business.

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than the active solicitation of a target business with which to complete a business combination.  We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

The registration statement for our initial public offering was declared effective on June 20, 2011.  On June 21, 2011, we filed a new registration statement to increase the size of the offering by 20% pursuant to Rule 462(b) under the Securities Act of 1933, as amended.  We consummated the offering on June 24, 2011 and received proceeds net of transaction costs of $57,444,932 and $3,550,000 from the sale of warrants to our initial stockholders and the underwriters in the offering. On June 24, 2011, the underwriters exercised their over-allotment option and on June 27, 2011, we received net proceeds of $8,685,000.  Our management has broad discretion with respect to the specific application of the net proceeds of the offering and insider warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with one or more businesses or entities.

Results of Operations

Our entire activity since inception up to the closing of our initial public offering on June 24, 2011 was in preparation for that event.  Since the Offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination.  We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents.  Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).  We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.  We expect our expenses to increase substantially after this period.

We incurred a net loss of $10,736 for the three months ended June 30, 2011 and a net loss of $11,260 for the period from February 2, 2011 (inception) to June 30, 2011.  The majority of these expense consisted of fees to our transfer/trust agent, to maintain our Delaware incorporation and our contractually agreed upon monthly administrative fee to Crescendo Advisors II, LLC (which is owned by our Chairman and CEO, Eric Rosenfeld).

Liquidity and Capital Resources

As of June 30, 2011, we had $511,272 in our operating bank account. We intend to use the remainder of the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of June 30, 2011, U.S Treasury Bills with one month, three month, and six month maturities were approximately yielding 0.01%, 0.03%, and 0.10%, respectively.  While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

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


$300,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

	$225,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

	$110,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

	$100,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums; and

	$240,000 for office space, administrative services and secretarial support.

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

After the underwriters exercised their over-allotment option, the net proceeds from our initial public offering, after deducting offering expenses of approximately $455,000 and underwriting discounts of $2,415,000, were approximately $66,130,000. Of this amount, $65,660,000 and the $3,550,000 we received from the sale of the insider warrants, is being held in trust. The remaining net proceeds not in trust is being used for working capital purposes. We intend to use the net proceeds of the warrant offering and our initial public offering, representing our funds held in the trust account, to acquire a target business and to pay our expenses relating thereto, including $2,415,000 payable to EarlyBirdCapital, Inc. (“EBC”) upon consummation of an initial business combination for acting as our non-exclusive investment banker for structuring and negotiating our business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees, which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

We paid a total of $2,415,000 in underwriting discounts and commissions and $455,000 for other costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $66,130,000. Of this amount, $65,660,000 and the $3,550,000 we received from the sale of the insider warrants was deposited into the trust account.

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2011, formatted in XBRL: (i) Condensed Balance Sheet, (ii) Condensed Statement of Operations, (iii) Condensed Statement of Changes in Stockholders' Equity, (iv) Condensed Statement of Cash Flows and (v) Notes to Unaudited Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*   As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

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

Date:  August 15, 2011