Form 10-Q
period 2011-09-30
Trio Merger Corp.
filed 2011-11-14
CIK 1514732

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2011

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  7,852,855 shares of common stock as of November 2, 2011

TRIO MERGER CORP.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheet as of September 30, 2011 (Unaudited)	3
Condensed Statement of Operations (Unaudited) for the three months ended September 30, 2011 and for the period February 2, 2011 (inception) to September 30, 2011	4
Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the period February 2, 2011 (inception) through September 30, 2011	5
Condensed Statement of Cash Flows (Unaudited) for the period February 2, 2011 (inception) through September 30, 2011	6
Notes to Unaudited Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6. Exhibits	18
Signatures	19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Trio Merger Corp.
(A Company In the Development Stage)

Condensed Balance Sheet
September 30, 2011
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$339,115
Prepaid expenses	18,500
Total current assets	357,615

Cash and cash equivalents held in trust	62,221,902
Prepaid expenses	24,532
Total assets	$62,604,049

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,165
Total liabilities	11,165
Common Stock, subject to possible conversion, 5,678,012 shares at conversion value(1)	57,221,490
Commitments
Stockholders’ equity:
Preferred Stock, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	-
Common Stock, $0.0001 par value, 55,000,000 authorized shares and 2,221,143 issued and outstanding shares (which excludes 5,678,012 shares subject to possible conversion)	222
Additional paid-in capital	5,489,300
Deficit accumulated during the development stage	(118,128)
Total stockholders’ equity	5,371,394
Total liabilities and stockholders’ equity	$62,604,049

(1)  As a result of repurchases of shares of common stock through September 30, 2011, in connection with the Company's Share Repurchase Plan (Note 1), aggregate shares of common stock subject to possible conversion are 5,678,012.

The Accompanying Notes are an Integral Part of these Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

Condensed Statements of Operations
(unaudited)

	Three Months Ended September 30, 2011	For the period February 2, 2011 (Inception) to September 30, 2011
Operating and formation costs:
General and administrative expenses	$77,414	$86,695
General and administrative expenses - Related Party	30,000	32,000
Loss from operations	(107,414)	(118,695)

Interest Income	546	567

Net loss	$(106,868)	$(118,128)
Weighted average shares outstanding, basic and diluted	2,223,115
Basic and diluted net loss per share	$(0.05)

The Accompanying Notes are an Integral Part of these Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

Condensed Statement of Changes in Stockholders’ Equity
For the period February 2, 2011 (Inception) to September 30, 2011
(unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity
Common stock issued February 25, 2011 at approximately $0.01449 per share for cash	1,725,000	$173	$24,828	$-	$25,000
Sale of 6,000,000 units on June 24, 2011, net of underwriter's discount and offering expenses (includes 5,499,999 shares subject to possible conversion)	6,000,000	600	57,438,823	-	57,439,423
Proceeds from issuance of unit purchase option	-	-	100	-	100
Proceeds from issuance of Insider Warrants	-	-	3,550,000	-	3,550,000
Sale of 900,000 units on June 27, 2011, net of underwriter's discount and offering expenses (includes 900,000 shares subject to possible conversion)	900,000	90	8,684,910	-	8,685,000
Net proceeds subject to possible conversion (6,399,999 shares)	(6,399,999)	(640)	(64,191,350)	-	(64,191,990)
Repurchase of shares of common stock in accordance with the Company's Share Repurchase Plan	(725,845)	(73)	(6,988,438)	-	(6,988,510)
Reduction in net proceeds subject to possible conversion (2)	721,987	72	6,970,427	-	6,970,499
Net loss	-	-	-	(118,128)	(118,128)
Balance at September 30, 2011	2,221,143	$222	$5,489,300	$(118,128)	$5,371,394

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.2 shares for each outstanding share of common stock on June 21, 2011 (Note 7).
(2)
As a result of repurchases of shares of common stock through September 30, 2011, in connection with the Company's Share Repurchase Plan (Note 1), aggregate shares of common stock subject to possible conversion are 5,678,012.

The Accompanying Notes are an Integral Part of these Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

Condensed Statement of Cash Flows
For the period February 2, 2011 (Inception) to September 30, 2011
(unaudited)

Operating Activities
Net loss	$(118,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses	(43,032)
Accounts payable	11,165
Net cash used in operating activities	(149,995)

Investing Activities
Investment in restricted cash and cash equivalents	(69,210,412)
Amounts from restricted cash and cash equivalents used to repurchase shares of common stock	6,988,510
Net cash used in investing activities	(62,221,902)

Financing Activities
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from note payable to affiliate	100,000
Repayment of note to initial shareholders	(100,000)
Proceeds from Public Offering, net of offering costs	66,124,422
Proceeds from Warrant Offering	3,550,000
Proceeds from sale of Underwriter Purchase Option	100
Repurchase of ordinary shares	(6,988,510)
Net cash provided by financing activities	62,711,012

Net increase in cash and cash equivalents	339,115
Cash and cash equivalents, Beginning	-
Cash and cash equivalents, Ending	$339,115

The Accompanying Notes are an Integral Part of these Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Financial Statements

Note 1 — Organization, Plan of Business Operations and Liquidity

Trio Merger Corp. (the “Company”) was incorporated in Delaware on February 2, 2011 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, or other similar business combination, one or more businesses or entities (a “Business Combination”).

The Company is considered to be a development stage company and as such, the financial statements are prepared in accordance with the Accounting Standards Codification (‘‘ASC’’) topic 915 ‘‘Development Stage Entities.’’ The Company is subject to all of the risks associated with development stage companies.

All activity through September 30, 2011 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.  The Company has selected December 31 as its fiscal year-end.

The registration statement (“Registration Statement”) for the Offering was declared effective on June 20, 2011.  On June 21, 2011, the Company filed a new registration statement to increase the size of the Offering by 20% pursuant to Rule 462(b) under the Securities Act of 1933, as amended.  The Company consummated the Offering on June 24, 2011 and received proceeds net of transaction costs of $57,439,423 and $3,550,000 from the private placement of warrants (“Insider Warrants”) to the initial stockholders of the Company (“Initial Stockholders”) and the underwriters which are described in Note 3. On June 24, 2011, the underwriters exercised their over-allotment option and on June 27, 2011, the Company received net proceeds of $8,685,000, which is described in Note 3.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Insider Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination with one or more businesses or entities. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

An amount of $69,210,000 or approximately $10.03 per Unit sold in the Offering (including the $3,550,000 of proceeds from the sale of Insider Warrants and $8,610,000 of proceeds from the closing of the over-allotment option) was placed in a trust account (‘‘Trust Account’’) and held as cash or invested in United States treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of the Company’s initial Business Combination, (ii) the Company’s failure to consummate a Business Combination within the prescribed time and (iii) the Common Stock trades at or below $9.60 per share, subject to certain criteria discussed below. In the event that the Common Stock trades at or below $9.60 per share, there can be released to the Company from the Trust Account amounts necessary to purchase up to 25% of the shares sold in the Offering (1,725,000 shares). Pursuant to the 10b5-1 plan that the Company entered into on June 21, 2011 (the “Share Repurchase Plan”), such purchases commenced on August 21, 2011 and will continue until the earlier of (i) the repurchase of 1,725,000 shares or (ii) the date the Company announces an initial Business Combination. Any such purchases will be made only in open market transactions. The Share Repurchase Plan requires the Company to purchase its shares at a price per share not to exceed the market price at any time when the market price falls equal to or below $9.60 per share. The Share Repurchase Plan is structured so as not to require compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and purchases under the plan will be made outside of the requirements of Rule 10b-18. All shares purchased by the Company will be cancelled.  As of September 30, 2011, a total of 725,845 shares had been repurchased at a cost of $6,988,510 under the plan.

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired shares in the Offering (“Public Stockholders”) with the opportunity to convert their Public Shares for a pro rata share of the Trust Account. In the event that stockholders owning 5,678,013 or more shares (approximately 82.29% of the shares sold as part of the Units in the Offering [as adjusted for repurchases through September 30, 2011]) exercise their conversion rights or are sold to the Company in connection with any tender offer, each as described below, the Business Combination will not be consummated. All of the Initial Stockholders will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights they may have in connection with the Business Combination and will not sell any shares to the Company in any tender offer in connection with the Business Combination pursuant to letter agreements executed prior to the Offering.

In connection with any proposed Business Combination, the Company will either (i) seek stockholder approval of an initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination or (ii) provide its stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote). If the Company seeks stockholder approval of an initial Business Combination, any Public Stockholder voting against such proposed Business Combination will be entitled to demand that his shares be converted for $10.00 per share (regardless of whether the over-allotment option is exercised). In addition, any Public Stockholder will have the right to vote for the proposed Business Combination and demand that his shares be converted for a full pro rata portion of the amount then in the Trust Account (approximately $10.08 per share). If the Company decides to engage in a tender offer, each Public Stockholder will be entitled to receive a full pro rata portion of the amount then in the Trust Account (approximately $10.08 per share).

As the company repurchases shares, the conversion threshold (of approximately 82.29% as adjusted for repurchases through September 30, 2011) will be reduced to a percentage such that at least $5,000,000 of funds held in the Trust Account are released to the Company upon closing of the Business Combination. Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company provides that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Exchange Act), will be restricted from seeking conversion rights with respect to an aggregate of more than 12.5% of the shares of common stock sold in the Offering (but only with respect to the amount over 12.5% of the shares of common stock sold in the Offering). The Company will determine that a “group” exists based on Public Stockholders filing a Schedule 13D or 13G indicating the presence of a group or acknowledging to the Company that they are acting, or intend to act, as a group, or based on other information available to the Company.  The Company will consummate a Business Combination only if holders of less than 5,678,013 shares (approximately 82.29% of the shares sold as part of the Units in the Offering, adjusted for the repurchases through September 30, 2011) elect to convert (in the case of a stockholder meeting) or sell their shares to the Company (in the case of a tender offer) and, solely if the Company seeks stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, if the Company does not consummate a Business Combination by December 24, 2012, or June 24, 2013 if the Company has executed a definitive agreement for a Business Combination by December 24, 2012 but has not consummated such Business Combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares held by the Public Stockholders, at a per-share price, payable in cash, as described below, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Initial Stockholders have agreed to waive their rights to share in any distribution with respect to their Founder’s Shares (defined below).

In the event of a redemption of 100% of the public shares, if the Company has not presented to Public Stockholders a proposed Business Combination within the required time period, Public Stockholders shall be entitled to receive a pro rata share of the Trust Account (approximately $10.08 per share). If, prior to the Company’s redemption of 100% of the public shares, the Company has presented to Public Stockholders a proposed Business Combination that ultimately was not completed, the Public Stockholders that either voted against the last proposed Business Combination before redemption of 100% of the public shares or did not vote on such Business Combination or sought to sell their shares to the Company in any tender offer commenced in connection with such proposed Business Combination shall be entitled to receive only $10.00 per share, and those Public Stockholders who either voted for the proposed Business Combination or did not seek to sell their shares to the Company in any tender offer and continued to hold their shares until redemption of 100% of the public shares shall be entitled to receive a pro rata share of the Trust Account (approximately $10.08 per share).

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the period from February 2, 2011 (Inception) to September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from February 2, 2011 (inception) through September 30, 2011. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Loss Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.”  Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Common shares subject to possible conversion at September 30, 2011 of 5,678,012 have been excluded from the calculation of basic loss per share since such shares, if converted, only participate in their share of the trust earnings.  At September 30, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised and converted into common stock and then share in the earnings of the Company.  As a result, diluted loss per common share is the same as basic loss per common share for the period.  The Company has not considered the effect of warrants to purchase 14,000,000 shares of common stock or the unit purchase option described in Note 3 in the calculation of diluted loss per share, since the exercise of the warrants and the unit purchase option are contingent upon the occurrence of future events.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000.  At September 30, 2011, the Company had not experienced losses on these accounts and management believed the Company was not exposed to significant risks on such accounts.

Securities held in Trust Account

At September 30, 2011, the assets in the Trust Account were all held in cash.

Fair value measurements

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

                Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets Measured at Fair Value on a Recurring Basis
	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
RestRestricted cash and cash equivalents held in Trust Account	$62,221,902	$62,221,902	$-	$-

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at September 30, 2011, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Note 3 —Initial Public Offering and Insider Warrants

On June 24, 2011, the Company sold 6,000,000 units (“Units”) at a price of $10.00 per unit in the Offering. On June 24, 2011 the underwriters exercised their full over-allotment option and on June 27, 2011 purchased an additional 900,000 units subject to such over-allotment option.  Each unit consists of one share of the Company’s common stock, par value $0.0001, and one warrant (‘‘Warrants’’). The common stock and Warrants began separate trading on August 2, 2011.  Each Warrant entitles the holder to purchase one share of common stock at a price of $7.50 commencing on the completion of a Business Combination and expiring three years from the completion of a Business Combination, or earlier upon redemption. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the shares of common stock is at least $12.50 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given and there is a current registration statement in effect with respect to the shares of common stock underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of (i) the number of shares of common stock underlying the Warrants, and (ii) the difference between the exercise price of the Warrants and the “fair market value” (defined below), by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the shares of common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. There are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. However, if the Company has not filed with the SEC a registration statement covering the shares of common stock issuable upon exercise of the Warrants and a prospectus relating to such shares of common stock is not effective within six months from the completion of a Business Combination, commencing on that day, Warrant holders may, until such time as there is an effective registration statement and during any period thereafter when the Company has failed to maintain an effective registration statement, exercise Warrants on a cashless basis.

The Company paid the underwriters in the Offering an underwriting discount of 3.5% ($2,415,000) of the gross proceeds of the Offering.  The Company also issued a unit purchase option, for $100, to EarlyBirdCapital, Inc. (‘‘EBC’’) and its designees to purchase 600,000 units at an exercise price of $11.00 per unit. The unit purchase option will be exercisable commencing on the later to occur of the consummation of the Company’s initial Business Combination or June 21, 2012 and will expire on June 20, 2016. The units issuable upon exercise of this option are identical to the units sold in the Offering. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this unit purchase option is approximately $1,774,030, or $2.96 per unit using a Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.40% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying shares of common stock) to exercise the unit purchase option without the payment of any cash. The holder of the unit purchase option will be entitled to certain demand and piggy-back registration rights. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

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

The Initial Stockholders and the holders of the Insider Warrants (or underlying shares) are entitled to registration rights with respect to their Founder’s Shares (defined below) and Insider Warrants (or underlying shares) pursuant to an agreement signed on June 21, 2011. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying shares) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying shares) have certain ‘‘piggy-back’’ registration rights on registration statements filed after the Company’s consummation of a Business Combination.

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

Note 6 —Investment in Trust Account

Subsequent to the Offering, an amount of $69,210,000 of the net proceeds of the Offering was deposited in the Trust Account and has been held as cash and/or invested in United States treasuries having a maturity of 180 days or less.  Pursuant to the Share Repurchase Plan, the Company repurchased 725,845 shares of common stock at a net aggregate purchase price of $6,988,510, throughout the quarter ended September 30, 2011.  As of September 30, 2011, investment securities in the Company’s Trust Account consist of $62,221,902 held as cash.

Note 7 —Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2011, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. In connection with the organization of the Company, a total of 1,437,500 shares of the Company’s common stock were sold to the Initial Stockholders at a price of approximately $0.01739 per share for an aggregate of $25,000 (the “Founder’s Shares”). Effective June 21, 2011, the Company’s Board of Directors authorized a stock dividend of 0.2 shares for each outstanding share of common stock.  Pursuant to the Share Repurchase Plan, the company repurchased 725,845 shares of common stock at an aggregate purchase price of $6,988,510, throughout the quarter ended September 30, 2011.  As of September 30, 2011, a total of 7,899,155 shares were issued and outstanding.

Note 8—Subsequent Events

In accordance with the Share Repurchase Plan, the Company repurchased 46,300 shares between October 1, 2011 and November 2, 2011 at a purchase price of $9.62 per share (including commissions).  The Company has paid an aggregate of $445,406, including $926 in commissions and fees, in connection with these repurchases.  As a result of these repurchases, the conversion threshold has decreased to 81.62% and the full pro rata redemption price has increased to approximately $10.08.  The Company continues to purchase shares on a regular basis pursuant to its Repurchase Plan.

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

The registration statement for our initial public offering was declared effective on June 20, 2011.  On June 21, 2011, we filed a new registration statement to increase the size of the offering by 20% pursuant to Rule 462(b) under the Securities Act of 1933, as amended.  We consummated the offering on June 24, 2011 and received proceeds net of transaction costs of $57,438,823 and $3,550,000 from the sale of warrants to our initial stockholders and the underwriters in the offering. On June 24, 2011, the underwriters exercised their over-allotment option and on June 27, 2011, we received net proceeds of $8,685,000.  Our management has broad discretion with respect to the specific application of the net proceeds of the offering and insider warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with one or more businesses or entities.

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

We incurred a net loss of $106,868 for the three months ended September 30, 2011.  This net loss was largely composed of marketing expenses of approximately $35,000, monthly administrative fees to Crescendo Advisors II, LLC (which is owned by our Chairman and CEO, Eric Rosenfeld) of $30,000, accounting expenses of $15,000 and legal expenses of approximately $11,000.  We incurred a net loss of $118,128 for the period from February 2, 2011 (inception) to September 30, 2011.  This net loss was largely composed of marketing expenses of approximately $35,000, monthly administrative fees of $32,000, accounting expenses of $15,000 and legal expenses of approximately $11,000.

Liquidity and Capital Resources

As of September 30, 2011, we had $339,115 in our operating bank account. We had $62,221,902 in restricted cash and equivalents held in trust to be used for a Business Combination or to repurchase or convert our common shares through September 30, 2011.  We have used $6,988,510 of trust funds to repurchase 725,845 common shares in accordance with our 10b5-1 plan. As a result of these repurchases the full pro rata redemption price has increased from $10.03 per share to approximately $10.08 per share. We intend to use the remainder of the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of September 30, 2011, U.S Treasury Bills with one month, three month, and six month maturities were yielding approximately 0.02%, 0.02%, and 0.06%, respectively.  While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Until consummation of our initial business combination, we will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our estimates are based upon the belief that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a business combination.  Our actual costs may be higher or lower than these estimates.  We anticipate that we will incur approximately:

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

After the underwriters exercised their over-allotment option, the net proceeds from our initial public offering, after deducting offering expenses of approximately $461,000 and underwriting discounts of $2,415,000, were approximately $66,124,000. Of this amount, $65,660,000 and the $3,550,000 we received from the sale of the insider warrants, was placed in the trust account. The remaining net proceeds not in trust are being used for working capital purposes. We intend to use the net proceeds of the warrant offering and our initial public offering, representing our funds held in the trust account, to acquire a target business and to pay our expenses relating thereto, including $2,415,000 payable to EarlyBirdCapital, Inc. (“EBC”) upon consummation of an initial business combination for acting as our non-exclusive investment banker for structuring and negotiating our business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees, which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of our initial public offering, including amounts in the Trust Account, have been held as cash and/or invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Date:  November 14, 2011