Form 10-K
period 2011-12-31
Trio Merger Corp.
filed 2012-04-12
CIK 1514732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-35471

TRIO MERGER CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4867100
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

777 Third Avenue, 37th Floor New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 319-7676

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.0001 par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

Warrants, Each to Purchase One Share of Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of June 30, 2011 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $69,690,000 (based on the price of the Registrant's units, the only trading equity of the Registrant on such date).

As of March 30, 2012, there were 7,841,855 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

TRIO MERGER CORP.

FORM 10-K

i

PART I

ITEM 1.	BUSINESS.

In this Annual Report on Form 10-K (this “Form 10-K”), references to “we,” “us” and “our” refer to Trio Merger Corp.

Introduction

We are a Delaware blank check company incorporated on February 2, 2011 in order to serve as a vehicle for the acquisition of a target business. Our efforts to identify a prospective target business is not limited to any particular industry or geographic region. We are actively searching for a target business with which to complete an initial business combination.

Company History

In February 2011, in connection with our formation, we issued an aggregate of 1,437,500 shares of common stock for $25,000 in cash, at a purchase price of approximately $0.02 per share. On June 21, 2011, we effected a stock dividend of 0.2 shares for each outstanding share of common stock on June 20, 2011. We sometimes refer to these shares as our “initial shares” and the holders of these shares immediately prior to our initial public offering as our “initial stockholders.”

On June 24, 2011, we closed our initial public offering of 6,000,000 units, with each unit consisting of one share of our common stock, and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. Each warrant will become exercisable upon the later to occur of June 21, 2012 and the completion of an initial business combination and will expire three years after the completion of an initial business combination, or earlier upon redemption. On June 27, 2011, we consummated the sale of an additional 900,000 units which were subject to an over-allotment option granted to the underwriters of our initial public offering. The units from the initial public offering (including the units subject to the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $69,000,000. EarlyBirdCapital, Inc. acted as the representative of the underwriters for the initial public offering. The shares of common stock and warrants comprising the units commenced separate trading on August 2, 2011. We sometimes refer to the shares and warrants sold in our initial public offering as the “public shares” and the “public warrants,” and to the holders thereof as the “public stockholders” and “public warrantholders.”

Simultaneously with the consummation of our initial public offering, our initial stockholders purchased 6,500,000 warrants from us, which we sometimes refer to as the “insider warrants,” and EarlyBirdCapital, Inc. and its designees purchased 600,000 warrants from us, which we sometimes refer to as the “EBC warrants,” in each case at a purchase price of $0.50 per warrant (for an aggregate purchase price of $3,550,000). The insider warrants and EBC warrants are identical to the warrants underlying the units sold in our initial public offering, except that they are exercisable for cash or on a cashless basis, at the holders’ option, and are not redeemable by us, in each case so long as such warrants are held by the initial purchasers or their affiliates. The purchasers have agreed that the insider warrants and EBC warrants will not be sold or transferred by them (except to certain permitted transferees) until after we have completed an initial business combination.

Of the net proceeds from our initial public offering, $65,660,000, plus the $3,550,000 we received from the sale of the insider warrants and EBC warrants, for an aggregate of $69,210,000, was placed in a trust account at UBS Financial Services Inc., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except as described in this Form 10-K and the prospectus for our initial public offering, these proceeds will not be released until the earlier of the completion of an initial business combination and our redemption of 100% of the outstanding public shares upon our failure to consummate a business combination by December 24, 2012, or by June 24, 2013 if we have entered into a definitive agreement with a target business for a business combination by December 24, 2012 but have not completed the business combination by such date. In accordance with the Company’s 10b5-1 share repurchase plan, the Company released $7,539,736 from the trust account in order to repurchase 783,145 common shares. On March 14, 2012, the Company’s board elected to terminate the 10b5-1 share repurchase plan in order to pursue a national securities exchange listing.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of insider warrants and EBC warrants, our share capital, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, advertisements or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus for our initial public offering and our other public filings and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We have also engaged the services of various professional firms and other individuals that specialize in business acquisitions and may pay them a finder’s fee, consulting fee or other compensation depending on whether they assist us in locating and consummating an initial business combination. Our management has experience in evaluating transactions, but will retain advisors as they deem necessary to assist them in their due diligence efforts. To this end, we have engaged EarlyBirdCapital, Inc. as an investment banker to provide us with merger and acquisition services in connection with our initial business combination. Pursuant to this arrangement, we anticipate EarlyBirdCapital will assist us in negotiating and structuring the terms of our initial business combination, valuing and structuring any proposed offer to be made to a target business and negotiating a letter of intent and/or definitive agreement with any potential target business. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial business combination in an amount equal to $2,415,000 (exclusive of any applicable finders’ fees which might become payable).

In no event will any of our existing officers, directors or stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction that it is). If we determine to enter into a business combination with a target business that is affiliated with our officers, directors, special advisors or stockholders, we would do so only if we obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of its products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection for its products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

We believe such factors will be important in evaluating prospective target businesses. We will generally use these criteria and guidelines in evaluating acquisition opportunities although this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business. If we acquire less than 100% of the equity interests or assets of the target business, we will not enter into a business combination unless either we or our public stockholders acquire at least a controlling interest in the target business (meaning not less than 50.1% of the voting equity interests in the target or all or substantially all of the assets of such target). If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of the trust account balance. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Stockholders May Not Have the Ability to Approve Business Combination

In connection with any proposed business combination, we will either (i) seek stockholder approval of an initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, or (ii) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote), in each case subject to the limitations described herein. If we seek stockholder approval of an initial business combination, any public stockholder voting against such proposed business combination will be entitled to demand that their shares be converted for $10.00 per share. In addition, any public stockholder will have the right to vote for the proposed business combination and demand that their shares be converted for a full pro rata portion of the amount then in the trust account (as of December 31, 2011, $10.08 per share, plus any additional pro rata interest earned on the funds held in the trust account and not released to us or necessary to pay our taxes). If we decide to engage in a tender offer, each public shareholder will be entitled to receive a full pro rata portion of the amount then in the trust account (as of December 31, 2011, $10.08 per share, plus any additional pro rata interest earned on the funds held in the trust account and not released to us or necessary to pay our taxes).

The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and transactions where we seek to amend our amended and restated certificate of incorporation would. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business transactions and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if holders of less than 5,620,924 shares (approximately 81.46% of our public shares) elect to convert (in the case of a stockholder meeting) or sell their shares to us (in the case of a tender offer) and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination. Accordingly, holders of up to one share less than 5,620,924 shares (approximately 81.46% of our public shares) will be entitled to seek conversion of their shares or sell their shares to us and we will still be able to consummate our initial business combination.

We chose our conversion threshold to ensure that we have at least $5,000,000 of net tangible assets upon consummation of our initial public offering in order to avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended, or the Securities Act. However, if we seek to consummate a business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such business combination, our conversion threshold may limit our ability to consummate such a business combination (as we may be required to have a lesser number of shares seek to convert or sell their shares to us in a tender offer) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until December 24, 2012, or until June 24, 2013 if we have entered into a definitive agreement with a target business for a business combination by December 24, 2012 but have not completed the business combination by such date, in order to be able to receive a pro rata share of the trust account.

Our initial stockholders have agreed (i) to vote their shares in favor of any proposed business combination, (ii) not to convert any shares in connection with a stockholder vote to approve a proposed initial business combination and (iii) not to sell their shares to us pursuant to any tender offer described above.

Voting Restrictions in Connection with Stockholder Meeting

In connection with any vote for a proposed business combination, all of our initial stockholders, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before our initial public offering as well as any shares of common stock acquired in the aftermarket in favor of such proposed business combination. None of our officers, directors, initial stockholders or their affiliates has indicated any intention to purchase any units or shares of common stock in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote.

If holders of public shares indicate an intention to vote against a proposed business combination and/or seek conversion of their shares into cash, we may negotiate arrangements to provide for the repurchase of such shares at the closing of the business combination using funds held in the trust account. The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that the holders of a majority of our shares of common stock outstanding vote in favor of a proposed business combination and that holders of fewer than 5,620,924 shares (approximately 81.46% of the public shares) demand conversion of their shares into cash where it appears that such requirements would otherwise not be met. All shares repurchased by us or our affiliates pursuant to such arrangements would be voted in favor of the proposed business combination. No such arrangements currently exist.

Conversion and Tender Rights

If we seek stockholder approval of an initial business combination at a meeting called for such purpose, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination. If we seek stockholder approval of an initial business combination, any public stockholder voting against such proposed business combination will be entitled to demand that their shares be converted for $10.00 per share (regardless of whether the over-allotment option is exercised). In addition, any public stockholder will have the right to vote for the proposed business combination and demand that their shares be converted for a full pro rata portion of the amount then in the trust account (as of December 31, 2011, $10.08 per share, plus any additional pro rata interest earned on the funds held in the trust account and not released to us or necessary to pay our taxes). In this way, we provide a financial incentive to public stockholders to vote in favor of our initial business combination, thereby making it more likely that such initial business combination will be approved and consummated. Alternatively, we may provide our stockholders with the opportunity to sell their shares of common stock to us through a tender offer (and thereby avoid the need for a stockholder vote). If we decide to engage in a tender offer, each public shareholder will be entitled to receive a full pro rata portion of the amount then in the trust account (as of December 31, 2011, $10.08 per share, plus any additional pro rata interest earned on the funds held in the trust account and not released to us or necessary to pay our taxes).

Notwithstanding the foregoing, if we determine to hold a meeting to approve our initial business combination, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 12.5% or more of the shares of the public shares. Accordingly, all public shares in excess of 12.5% held by a public stockholder will not be converted to cash.

Our initial stockholders will not have conversion or tender rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in the aftermarket.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Permitted Repurchases of our Securities

On June 21, 2011, in conjunction with our initial public offering, we entered into such a 10b5-1 plan pursuant to which we maintained a limit order for the repurchase of up to 1,725,000 shares in the open market at $9.60 per share until the date the Company announced an initial Business Combination. On March 14, 2012, our board of directors elected to terminate the 10b5-1 plan in order to pursue a listing on a national securities exchange. As of March 14, 2012, we had repurchased 783,145 shares pursuant to the plan. All shares repurchased by us were immediately cancelled.

Liquidation if No Business Combination

If we do not complete an initial business combination by December 24, 2012, or June 24, 2013 if we have entered into a definitive agreement with a target business for a business combination by December 24, 2012 but have not completed the business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to an amount described below, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the per-share redemption price shall be calculated as follows:

•	If we have not presented to public stockholders a proposed business combination within the required time period, public stockholders shall be entitled to receive a pro rata share of the trust account (which is $10.08 per share as of December 31, 2011); or

•	If, prior to our redemption of the public shares, we have presented to public stockholders a proposed business combination that ultimately was not completed, the public stockholders that either voted against the last proposed business combination before redemption or did not vote on such business combination or sought to sell their shares to us in any tender offer commenced in connection with such proposed business combination shall be entitled to receive only $10.00 per share, and those public stockholders who either voted for the proposed business combination or did not seek to sell their shares to us in any tender offer and continued to hold their shares until redemption shall be entitled to receive a pro rata share of the trust account (which is $10.08 per share as of December 31, 2011) plus any additional pro rata interest earned on the funds held in the trust account and not released to us for our working capital requirements or necessary to pay our taxes.

The foregoing provides a financial incentive to public stockholders to vote in favor of any proposed initial business combination and potentially to not seek to sell their shares to us in a tender offer. Accordingly, this may make it more likely that we will be able to consummate our initial business combination.

Each of our initial stockholders has agreed to waive its rights to participate in any distribution from our trust account or other assets with respect to the initial shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless if we are liquidated.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public stockholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Eric S. Rosenfeld has agreed, pursuant to an agreement with us and EarlyBirdCapital, Inc. that he will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account. We have questioned Mr. Rosenfeld on his financial net worth and reviewed his financial information and believe he will be able to satisfy any indemnification obligations that may arise. We cannot assure you, however, that he would be able to satisfy those obligations. Accordingly, the actual per-share redemption price could be less than approximately $10.08, plus interest, due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least approximately $10.08 per share.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time periods or if the stockholders seek to have us convert their respective shares for cash upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination by December 24, 2012, or by June 24, 2013 if the extension criteria described above have been satisfied, may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination by December 24, 2012, or by June 24, 2013 if the extension criteria described above have been satisfied, is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the expiration of the time periods described above and, therefore, we do not intend to comply with the procedures required by Section 280 of the Delaware General Corporation Law. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, Mr. Rosenfeld has agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has agreed not to seek repayment for such expenses.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of a business combination or enter into a tender offer may delay the completion of a transaction;

•	our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and

•	our outstanding warrants and unit purchase option, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms. Furthermore, the fact that we will not be required to pay our underwriters any deferred compensation upon consummation of an initial business combination may give us a competitive advantage over other similarly structured blank check companies.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We maintain our principal executive offices at 777 Third Avenue, 37th Floor, New York, New York 10017. The cost for this space is included in the $10,000 per-month fee Crescendo Advisors II, LLC began charging us for general and administrative services commencing on June 24, 2011 pursuant to a letter agreement between us and Crescendo. We believe, based on rents and fees for similar services in New York, that the fee charged by Crescendo is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently allocate more time to our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below, which we believe represent the material risks related to our business and our securities, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

We are a development stage company with no operating history, and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date. Our business objective is to acquire an operating business; however, until such time as an operating business is acquired you will have no basis of evaluating the value of your investment. The Company has no present revenue, and the Company’s cash and working capital as of December 31, 2011 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

If we are unable to consummate a business combination, our public stockholders may be forced to wait until June 24, 2013 or later before receiving distributions from the trust account.

We have until December 24, 2012, or June 24, 2013 if we have entered into a definitive agreement with a target business for a business combination by December 24, 2012 but have not completed the business combination by such date, to complete an initial business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to tender or convert their shares. Only after the expiration of this full time period will public stockholders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (i) seek stockholder approval of an initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, or (ii) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote), in each case subject to the limitations described elsewhere in this Form 10-K and the prospectus for our initial public offering. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval.

We may issue shares of common stock or preferred stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorize the issuance of up to 55,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are 31,958,145 authorized but unissued shares of common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants and unit purchase options). Although we have no commitment as of March 30, 2012, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of shares of common stock and shares of preferred stock, to complete a business combination. The issuance of additional shares of common stock or preferred stock:

•	may significantly reduce the equity interest of our existing investors;

•	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

•	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

Notwithstanding the foregoing, prior to the consummation of our initial business combination, we may not issue any shares of common stock or any securities convertible into common stock or any securities which participate in or are otherwise entitled in any manner to any of the proceeds in the trust account.

The funds held in the trust account may not earn significant interest and, as a result, we may be limited to the funds held outside of the trust account to fund our search for target businesses, to pay our tax obligations and to complete our initial business combination.

As of December 31, 2011, we had approximately $283,000 available to us outside the trust account to fund our working capital requirements; however, we also had approximately $186,000 in payables. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. Interest rates on permissible investments for us have been less than 1% over the last several months. Accordingly, if we do not earn a sufficient amount of interest on the funds held in the trust account and use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial stockholders to operate or may be forced to cease searching for a target business. Our officers, directors, initial stockholders or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $500,000 of the notes may be converted into warrants at a price of $0.50 per warrant.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.08.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination within the required time periods, Eric S. Rosenfeld has agreed that he will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or prospective target business does not execute such a waiver. However, he may not be able to meet such obligation. Therefore, the per-share distribution from the trust account in such a situation may be less than the $10.08 per share held in the trust account as of December 31, 2011, plus any additional interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least the $10.08 per share held in the trust account as of December 31, 2011.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until December 24, 2012, or June 24, 2013 if we have entered into a definitive agreement with a target business for a business combination by December 24, 2012 but have not completed the business combination by such date. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the deadlines set forth above, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis.”

If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the public warrant at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933. As a result, the number of shares of common stock that holders will receive upon exercise of the public warrants will be fewer than it would have been had such holder exercised his warrant for cash. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced. Notwithstanding the foregoing, the insider warrants and the EBC warrants and any other warrants that may be issued to our officers, directors, initial stockholders or their affiliates as described elsewhere in this prospectus may be exercisable for unregistered shares of common stock for cash even if the prospectus relating to the shares of common stock issuable upon exercise of the warrants is not current and effective.

An investor will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No public warrants will be exercisable for cash and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants (including the insider warrants and EBC warrants) in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if the holders of a majority of the warrants approve of such amendment.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any region or industry we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs (although we expect them to devote approximately 10 hours per week to our business) and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination. If we become aware of a potential business combination outside of the geographic location or industry where our officers and directors have their most experience, our management may determine to retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether or not to proceed with such a business combination. However, our management is not required to engage such consultants and advisors in any situation. If they do not engage any consultants or advisors to assist them in the evaluation of a particular target business or business combination, our management may not properly analyze the risks attendant with such target business or business combination. As a result, we may enter into a business combination that is not in our stockholders’ best interests.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination.

Our officers, directors and their respective affiliates may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. As a result, a potential target business may be presented to another entity prior to its presentation to us and this may negatively impact our ability to complete a business combination.

Our officers’ and directors’ personal and financial interests may influence their motivation in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own initial shares. Such individuals have waived their right to receive distributions from the trust account with respect to their initial shares if we are unable to consummate a business combination. Accordingly, the initial shares, as well as the insider warrants, and any warrants purchased by our officers or directors in the aftermarket will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Unless we complete a business combination, our officers, directors, initial stockholders and their affiliates will not receive reimbursement for any out-of-pocket expenses they incur on our behalf if such expenses exceed the available funds held outside of the trust and the interest income that may be released to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements. Therefore, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our officers, directors, initial stockholders and their affiliates will be entitled to reimbursement of out-of-pocket expenses incurred by them in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations. However, they will not receive such reimbursement to the extent that such expenses exceed the amount held outside of the trust account and interest income on the trust account balance that may be released to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements. These individuals may, as part of our initial business combination, negotiate the repayment of some or all of any such expenses. If the target business’ owners do not agree to such repayment, this could cause our officers and directors to view such potential business combination unfavorably. Additionally, in order to meet our working capital needs, if the funds not held in the trust account are insufficient, our officers, directors, initial stockholders or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. If we do not complete a business combination, the loans will be forgiven. Accordingly, the personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

We may only be able to complete one business combination with the proceeds of our initial public offering. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise conversion rights or alternatively seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion or sales, or we may need to arrange third party financing to help fund our business transaction. In the event that the business combination involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate a business combination if a target business requires that we have cash in excess of the minimum amount we are required to have at closing and public stockholders may have to remain stockholders of our company and wait until our liquidation to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our business combination that we have a certain amount of cash in excess of the $5,000,000 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate a business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait until December 24, 2012 (or until June 24, 2013, if we have executed a definitive agreement for a business combination by December 24, 2012 but have not consummated the business combination by such date) in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

If we have a vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares, which may make it more likely that we will consummate a business combination.

If we seek stockholder approval of any business combination, we will offer each public stockholder (but not our initial stockholders) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described elsewhere in this Form 10-K and in the prospectus for our initial public offering) regardless of whether such stockholder votes for or against such proposed business combination. We may proceed with a business combination as long as public stockholders owning less than 5,620,924 shares (approximately 81.46% of the total number of the public shares) exercise their conversion rights, regardless of whether they are voting for or against the proposed business combination. Accordingly, public stockholders owning one share less than 5,620,924 shares (approximately 81.46% of the public shares) may exercise their conversion rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination.

If we hold a stockholders meeting to approve a business combination, public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 12.5% of the public shares.

If we seek stockholder approval of any business combination, we will offer each public stockholder (but not holders of our initial shares) the right to have his, her, or its shares of common stock converted into cash. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 12.5% of the public shares. Accordingly, if you hold more than 12.5% of the public shares and a proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold the shares in excess of 12.5% or sell them in the open market. We cannot assure you that the value of such excess shares will appreciate over time following a business combination or that the market price of our shares of common stock will exceed the per-share conversion price.

We have purchased shares using trust fund proceeds outside the safe harbor provisions of Rule 10b-18 under the Exchange Act, which could subject us to liability under the Exchange Act. This could cause the proceeds held in the trust account to be reduced and the per-share redemption price received by stockholders to be less than approximately $10.08.

As described above, we were permitted to withdraw, and have withdrawn, trust fund proceeds to purchase shares of common stock. Such purchases were not made under Rule 10b-18 under the Exchange Act, which provides for a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Accordingly, we may be subject to liability as a result of our purchases, which could cause the proceeds held in the trust account to be reduced and the per-share redemption price received by stockholders to be less than approximately $10.08 per share held in the trust account as of December 31, 2011.

If we hold a meeting to approve a business combination, we may use funds in our trust account to repurchase shares at the closing of our business combination from holders who have indicated an intention to convert their shares.

If holders of public shares indicate an intention to vote against a proposed business combination and/or seek conversion of their shares into cash, we may privately negotiate arrangements to provide for the repurchase of such shares at the closing of the business combination using funds held in the trust account provided that any such purchases will not reduce the per-share amount otherwise payable to holders that have properly effectuated their conversion rights. We will pay no more than the pro rata portion of the trust account to repurchase such shares (plus any fees we may need to pay an aggregator to assist us with repurchasing such shares). The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that the holders of a majority of our shares of common stock outstanding vote in favor of a proposed business combination and that holders of fewer than 5,620,924 shares (approximately 81.46% of the total number of public shares) demand conversion of their shares into cash where it appears that such requirements would otherwise not be met. This may result in the approval of a business combination that may not otherwise have been possible. Additionally, as a consequence of such repurchases,

•	the funds in our trust account that are so used will not be available to us after the merger; and

•	the public “float” of our shares of common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the quotation, listing or trading of our securities on a national securities exchange.

Public stockholders that either vote against a proposed initial business combination or seek to sell their shares to us in a tender offer may receive less than public stockholders that either voted in favor of such initial business combination or did not seek to sell their shares to us in a tender offer.

If we seek stockholder approval of an initial business combination, any public stockholder voting against such proposed business combination will be entitled to demand that his shares be converted for $10.00 per share. In addition, any public stockholder will have the right to vote for the proposed business combination and demand that his shares be converted for a full pro rata portion of the amount then in the trust account (as of December 31, 2011, $10.08 per share), plus any additional pro rata interest earned on the funds held in the trust account and not released to us or necessary to pay our taxes.

If we are unable to complete an initial business combination within the required time periods and are forced to redeem the then outstanding public shares and we previously presented a proposed business combination to public stockholders, public stockholders that either voted against the last proposed business combination before redemption, or did not vote on such business combination, or sought to sell their shares to us in any tender offer commenced in connection with such proposed business combination shall be entitled to receive only $10.00 per share, and those public stockholders who either voted for the proposed business combination or did not seek to sell their shares to us in any tender offer and continued to hold their shares until redemption shall be entitled to receive a pro rata share of the trust account (as of December 31, 2011, $10.08 per share) plus any additional pro rata interest earned on the funds held in the trust account and not released to us for our working capital requirements or necessary to pay our taxes.

The foregoing provides a financial incentive to public stockholders to vote in favor of any proposed initial business combination and potentially to not seek to sell their shares to us in a tender offer. Accordingly, this may make it more likely that we will be able to consummate our initial business combination.

If we hold a meeting to approve a business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

If we hold a meeting to approve a business combination, we may require public stockholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any meeting held to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If, in connection with any meeting held to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our limited resources and structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of a business combination or engaging in a tender offer in connection with a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and unit purchase options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

We will be required to seek additional financing to complete our initial business combination. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders collectively own 22.0% of our issued and outstanding shares of common stock. None of our officers, directors, initial stockholders or their affiliates has indicated any intention to purchase any units or shares of common stock from persons in the open market or in private transactions. However, our officers, directors, initial stockholders or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to assist us in consummating our initial business combination. In connection with any vote for a proposed business combination, all of our initial stockholders, as well as all of our officers and directors, have agreed to vote their initial shares as well as any shares of common stock acquired in the aftermarket in favor of such proposed business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Because we have not held an annual meeting since our formation, a stockholder could submit an application to the Delaware Court of Chancery after March 2012 to require us to hold such a meeting. This application would be summarily approved by the Court of Chancery and such Court could then issue orders calling for the meeting to be held and setting forth the time and place of such meeting and the record date for determination of stockholders entitled to vote at such meeting. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants and unit purchase option may have an adverse effect on the market price of shares of common stock and make it more difficult to effect a business combination.

We have issued the warrants to purchase 6,900,000 shares of common stock as part of the units sold in our initial public offering, the insider warrants to purchase 6,500,000 shares of common stock and the EBC warrants to purchase 600,000 shares of common stock. We also have issued a unit purchase options to purchase 600,000 units to the underwriters, which, if exercised, will result in the issuance of 600,000 shares and 600,000 warrants to purchase an additional 600,000 shares. We may also issue additional warrants to our officers, directors, initial stockholders or their affiliates upon conversion of promissory notes issued to such persons for loans made to supplement our working capital requirements, as described elsewhere in this Form 10-K and the prospectus for our initial public offering. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and unit purchase option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

We may redeem the warrants at a time that is not beneficial to public investors.

We may call the public warrants for redemption at any time after the redemption criteria described in the prospectus for our initial public offering have been satisfied. If we call the public warrants for redemption, public stockholders may be forced to accept a nominal redemption price or sell or exercise the warrants when they may not wish to do so.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described in the prospectus for our initial public offering have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our initial stockholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our stockholders exercise their registration rights with respect to their securities, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to make a demand that we register the resale of their initial shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the purchasers of the insider warrants and EBC warrants are entitled to demand that we register the resale of their warrants and any other warrants we issue to them (and the underlying shares of common stock) at any time after we consummate a business combination. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”). Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States treasuries. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

We may complete a business combination with a target business that is privately held, which may present certain challenges to us, including the lack of available information about these companies.

We may complete a business combination with a target business that is privately held. Generally, very little public information exists about such companies, and we would be required to rely on the ability of our management team to obtain adequate information to evaluate the potential returns from investing in one of these companies. If we are unable to uncover all material information about such a target business, we may not make a fully informed investment decision, and we may lose money on our investments.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

•	rules and regulations or currency redemption or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations;

•	challenges in collecting accounts receivable;

•	cultural and language differences; and

•	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and a majority of our officers and directors will reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require us to have such system audited by an independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. A target may also not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We do not intend to pay any dividends until our consummation of a business combination at the earliest.

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. As a result, any gain you will realize on our securities will result solely from the appreciation of such securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We currently maintain our executive offices at 777 Third Avenue, 37th Floor, New York, New York. The cost for this office is included in the aggregate $10,000 per-month fee Crescendo Advisors II, LLC commenced charging us for office space, utilities and administrative services on June 24, 2011. We believe, based on rents and fees for similar services in the New York metropolitan area, that the fee charged by Crescendo Advisors II, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the Nasdaq Capital Markets (the “NASDAQ”) under the symbol TRIO and our warrants are traded on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol TMRGW. Effective March 26, 2012, our units ceased public trading and were mandatorily separated into their component parts (one share of common stock and one warrant to purchase one share of common stock). This action was taken as a requirement to list the Company’s common stock on the NASDAQ. The following table sets forth the high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on June 21, 2011, and since the common stock and warrants commenced public trading separately on August 2, 2011.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Fiscal 2012:
First Quarter*	$10.35	$10.15	$10.00	$9.60	$0.80	$0.70

Fiscal 2011:
Fourth Quarter	$10.35	$10.20	$9.70	$9.58	$0.75	$0.600
Third Quarter	$10.50	$10.00	$9.60	$9.50	$0.75	$0.525
Second Quarter	$10.10	$10.00	–	–	–	–

* Through March 30, 2012.

Holders

As of January 31, 2012, there was one holder of record of our units, 12 holders of record of our common stock and 14 holders of record of our warrants. Management believes we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any cash dividends in the foreseeable future.

In connection with the increase in the size of our initial public offering on June 21, 2011 pursuant to Rule 462(b) under the Securities Act, we effected a stock dividend of 0.2 shares for each outstanding share of common stock on June 20, 2011 in order to maintain our initial stockholders’ ownership at 20% of our issued and outstanding shares of common stock upon the consummation of our initial public offering. Our board of directors is not currently contemplating and does not anticipate declaring any other stock dividend in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends, whether in cash or stock, may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities and Use of Proceeds

In February 2011, we issued an aggregate of 1,437,500 shares of common stock to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $0.02 per share, as follows:

Name	Number of Shares	Relationship to Us
Eric S. Rosenfeld	910,312	Chairman and Chief Executive Officer
David D. Sgro	129,375	Chief Financial Officer and Secretary
Arnaud Ajdler	129,375	Initial Stockholder
Gregory Monahan	64,688	Initial Stockholder
David Boris	15,000	Director
Mark Hauser	15,000	Director
Barry Erdos	15,000	Director
Joel Greenblatt	15,000	Special Advisor
Riverview Group LLC	71,875	Initial Stockholder
York Select, L.P.	38,793	Initial Stockholder
York Select Master Fund, L.P.	33,082	Initial Stockholder

No discounts or commissions were paid in connection with such sales. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to accredited individuals or entities. On June 21, 2011, we effected a stock dividend of 0.2 shares for each outstanding share of common stock on June 20, 2011.

On June 24, 2011, in a private placement conducted simultaneously with the consummation of our initial public offering, our initial stockholders purchased 6,500,000 insider warrants from us and EarlyBirdCapital, Inc. and its designees purchased 600,000 EBC warrants from us, in each case at a purchase price of $0.50 per warrant (for an aggregate purchase price of $3,550,000). No discounts or commissions were paid in connection with such sales. Such warrants were sold pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to accredited individuals or entities. The insider warrants and EBC warrants are identical to the warrants underlying the units sold in our initial public offering, except that they are exercisable for cash or on a cashless basis, at the holders’ option, and are not redeemable by us, in each case so long as such warrants are held by the initial purchasers or their affiliates. The purchasers have agreed that the insider warrants and EBC warrants will not be sold or transferred by them (except to certain permitted transferees) until after we have completed a business combination. The terms of exercise of the warrants are described more fully in the prospectus for our initial public offering.

If necessary to meet our working capital needs, our officers, directors, initial stockholders or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $500,000 of the notes may be converted into warrants at a price of $0.50 per warrant. The warrants would be identical to the insider warrants. If we do not complete a business combination, the loans will be forgiven.

Initial Public Offering

On March 14, 2011, we filed a registration statement on Form S-1 (File No. 333-172836) for our initial public offering, which was declared effective on June 20, 2011. On June 21, 2011, we filed a new registration statement on Form S-1 (File No. 333-175040) to increase the size of the offering by 20% pursuant to Rule 462(b) under the Securities Act, which became effective immediately upon filing. Under the registration statement, we registered 6,900,000 units, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share (as well as all of the shares and warrants comprising such units and all of the shares underlying such warrants). On June 24, 2011, we closed our initial public offering of 6,000,000 units. On June 27, 2011, we closed on the sale of an additional 900,000 units, which were subject to an over-allotment option granted to the underwriters. Accordingly, all the securities registered under the registration statements (except for the underlying securities) were sold. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $69,000,000. EarlyBirdCapital, Inc. acted as the representative of the underwriters for the initial public offering.

The offering did not terminate until after the sale of all of the shares registered on the registration statements (except for the underlying securities). We paid a total of $2,415,000 in underwriting discounts and commissions (not including $2,415,000 payable to EarlyBirdCapital, Inc. upon consummation of an initial business combination for acting as our non-exclusive investment banker) and $465,000 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option) were $66,120,000, of which $65,660,000 (plus the $3,550,000 from the sale of the insider warrants and the EBC warrants, for an aggregate of $69,210,000) was deposited into the trust account. The remaining proceeds of $460,000 was available to be used as working capital to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Of such $460,000, $100,000 was used to repay a non-interest bearing loan made to us prior to our initial public offering by Eric S. Rosenfeld, our Chairman and Chief Executive Officer and one of our initial stockholders. Additionally, we pay $10,000 per month in administrative fees to Crescendo Advisors II, LLC (which is owned by Mr. Rosenfeld).

Generally, the proceeds held in the trust account will not be released to us until the earlier of our completion of an initial business combination and our redemption of 100% of the outstanding public shares upon our failure to consummate a business combination within the required time period. Notwithstanding the foregoing:

•	There can be released to us from the trust account any interest earned on the funds in the trust account that we need to pay our income or other tax obligations.

•	There can be released to us from the trust account any remaining interest earned on the funds in the trust account that we need for our working capital requirements.

•	Prior to the termination of the 10b5-1 plan on March 14, 2012, the Company was required to release from the trust account such amounts necessary to repurchase up to 25% of the shares sold in our initial public offering (including the shares sold pursuant to the over-allotment option). On June 21, 2011, we entered into a 10b5-1 plan pursuant to which we maintained a limit order for the repurchase of up to 1,725,000 shares in the open market at $9.60 per share during the period specified above. When this plan was terminated, $7,539,736 had been released to us from the trust account in order to fund the repurchase of 783,145 shares.

Through March 30, 2012, we had not withdrawn any interest income from the trust account for working capital and/or tax obligations.

Subject to the foregoing, our management has broad discretion with respect to the specific application of the net proceeds of the offering and the sale of the insider warrants and EBC warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with one or more businesses or entities. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business.

Purchases of Equity Securities

On June 21, 2011, we entered into a 10b5-1 plan pursuant to which we maintained a limit order for the repurchase of up to 1,725,000 shares in the open market at $9.60 per share. On March 14, 2012, the Company’s board of directors elected to terminate the 10b5-1 plan in order to pursue a national securities exchange listing. During the fiscal quarter ended December 31, 2011, we made the following repurchases of our public shares pursuant to such plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commissions)	Total Number of Shares Purcahsed as Part of Publicly Announced Plans or Programs
October 2011	46,300	$9.62	46,300
November 2011	11,000	$9.62	11,000
December 2011	-	-	-
Total	57,300		57,300

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our condensed consolidated financial statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of the risk factors and other factors detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Part I, Item 1A, above. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a Delaware blank check company incorporated on February 2, 2011 in order to serve as a vehicle for the acquisition of a target business. Our efforts to identify a prospective target business are not limited to any particular industry or geographic region. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Critical Accounting Policies

For a more detailed discussion of the Critical Accounting Policies, please see Note 2 to the consolidated financial statements.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The company has selected December 31 as its fiscal year end.

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

Loss Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.”  Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Common shares subject to possible conversion at December 31, 2011 of 5,620,923 have been excluded from the calculation of basic loss per share since such shares, if converted, only participate in their share of the trust earnings.  At December 31, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised and converted into common stock and then share in the earnings of the Company.  As a result, diluted loss per common share is the same as basic loss per common share for the period.  The Company has not considered the effect of warrants to purchase 14,000,000 shares of common stock or the unit purchase option in the calculation of diluted loss per share, since the exercise of the warrants and the unit purchase option are contingent upon the occurrence of future events.

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2011, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

We incurred a net loss of $347,995 for the period from February 2, 2011 (inception) until December 31, 2011. This net loss was largely composed of marketing expenses of approximately $49,700, monthly administrative fees to Crescendo Advisors II, LLC (which is owned by our Chairman and Chief Executive Officer, Eric S. Rosenfeld) of $62,000, Delaware Franchise Taxes of approximately $83,000, New York state taxes of 70,000, accounting expenses of $22,500 and legal expenses of approximately $16,400.

Financial Condition and Liquidity

The net proceeds from our initial public offering, after deducting offering expenses of approximately $465,000 and underwriting discounts of $2,415,000, were approximately $66,120,000. Of this amount, $65,660,000 and the $3,550,000 we received from the sale of the insider warrants, was placed in the trust account. The remaining $460,000 of net proceeds not in trust are being used for working capital purposes. We intend to use the net proceeds of the warrant offering and our initial public offering, representing our funds held in the trust account, to acquire a target business and to pay our expenses relating thereto, including $2,415,000 payable to EarlyBirdCapital, Inc. upon consummation of an initial business combination for acting as our non-exclusive investment banker for structuring and negotiating our business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees, which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Generally, the proceeds held in the trust account will not be released to us until the earlier of our completion of an initial business combination and our redemption of 100% of the outstanding public shares upon our failure to consummate a business combination within the required time period. Notwithstanding the foregoing:

•	There can be released to us from the trust account any interest earned on the funds in the trust account that we need to pay our income or other tax obligations.

•	There can be released to us from the trust account any remaining interest earned on the funds in the trust account that we need for our working capital requirements.

•	Prior to the termination of the 10b5-1 plan on March 14, 2012, the Company was required to release from the trust account such amounts necessary to repurchase up to 25% of the shares sold in our initial public offering (including the shares sold pursuant to the over-allotment option). On June 21, 2011, we entered into a 10b5-1 plan pursuant to which we maintained a limit order for the repurchase of up to 1,725,000 shares in the open market at $9.60 per share during the period specified above. When this plan was terminated, $7,539,736 had been released to us from the trust account in order to fund the repurchase of 783,145 shares.

As of December 31, 2011, we had approximately $283,000 in our operating bank account and approximately $61,672,000 in restricted cash and equivalents held in trust to be used for an initial business combination or to repurchase or convert our common shares. As of December 31, 2011, we had not withdrawn any interest income from the trust account for working capital and/or tax obligations. As of December 31, 2011, $1,755 of the amount on deposit in the trust account represents interest income, which is available to be withdrawn by us as described above. As of December 31, 2011, U.S Treasury Bills with one month, three month, and six month maturities were yielding approximately 0.01%, 0.02%, and 0.06%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

As of December 31, 2011, we have used $7,539,736 of trust funds to repurchase 783,145 common shares in accordance with our 10b5-1 plan. As a result of these repurchases and the interest earned on the trust account and not released to us as described above, as of December 31, 2011, the full pro rata redemption price had increased from $10.03 per share at the time of our initial public offering to approximately $10.08 per share.

Until consummation of our initial business combination, we will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. On December 31, 2011, we had approximately $283,000 in cash outside of the trust account; however, we also had approximately $186,000 in payables. We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account. We may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital as of December 31, 2011 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

If necessary to meet our working capital needs, our officers, directors, initial stockholders or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $500,000 of the notes may be converted into warrants at a price of $0.50 per warrant. The warrants would be identical to the insider warrants. If we do not complete a business combination, the loans will be forgiven.

Except as set forth above, we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on June 21, 2011 and ending upon the consummation of a business combination or our liquidation, we began incurring a fee from Crescendo Advisors II, LLC of $10,000 per month for providing us with office space and certain general and administrative services. In addition, we issued a $100,000 principal amount unsecured promissory note to Eric S. Rosenfeld, our Chairman and Chief Executive Officer and one of our initial stockholders, on February 25, 2011. The loan was payable without interest on the earlier of February 25, 2012 or the closing of our initial public offering. We repaid this loan from the proceeds of our initial public offering that were not placed in the trust account.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2011. Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM	10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Eric S. Rosenfeld	54	Chairman and Chief Executive Officer
David D. Sgro	35	Chief Financial Officer, Secretary and Director
Mark Hauser	54	Director
Barry Erdos	68	Director
David Boris	51	Director

Eric S. Rosenfeld has been our chairman of the board and chief executive officer since our inception. We believe Mr. Rosenfeld is well-qualified to serve as a member of the board due to his public company experience, operational experience, and experience in prior blank check offerings, such as Arpeggio and Rhapsody. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P., a New York-based investment firm, since its formation in November 1998. He has also been the senior managing member of Crescendo Advisors II LLC, the entity providing us with general and administrative services, since its formation in August 2000. In March 2008, Mr. Rosenfeld became the chairman of the board, chief executive and president of Symphony Acquisition Corp. and Staccato Acquisition Corp., two blank check companies each formed to complete a business combination with one or more businesses or entities. Due to market conditions, neither Symphony Acquisition Corp. nor Staccato Acquisition Corp. completed its initial public offering and neither engaged in any substantive operations. From April 2006 until July 2008, Mr. Rosenfeld served as the chairman of the board, chief executive officer and president of Rhapsody Acquisition Corp., a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Rhapsody Acquisition Corp. completed its business combination in July 2008 with Primoris Corporation and changed its name to Primoris Services Corporation and is now listed on the NASDAQ Stock Market. Mr. Rosenfeld has served as a director of that company since the merger. From its inception in April 2004 until June 2006, he was the chairman of the board, chief executive officer and president of Arpeggio Acquisition Corporation, an OTC Bulletin Board-listed blank check company formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Arpeggio Acquisition Corporation completed its business combination in June 2006 with Hill International, Inc., now listed on the New York Stock Exchange. Mr. Rosenfeld served as a director of Hill International, Inc. from the time of the business combination until June 2010. Mr. Rosenfeld is currently chairman of the board of CPI Aerostructures, Inc. an American Stock Exchange-listed company engaged in the contract production of structural aircraft parts principally for the U.S. Air Force and other branches of the U.S. armed forces. He became a director in April 2003 and chairman in January 2005. Since October 2005, he has been the chairman of the board of Computer Horizons Corp., quoted on the OTC-BB, that, before the sale of its operating businesses (at which time it was NASDAQ-listed), provided information technology professional services with a concentration in sourcing and managed services. Mr. Rosenfeld has also served on the board of Cott Corporation, a New York Stock Exchange-listed beverage company, since June 2008.

Prior to forming Crescendo Partners, Mr. Rosenfeld had been managing director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. since 1985. He was also chairman of the board of Spar Aerospace Limited, a company that provides repair and overhaul services for aircraft and helicopters used by governments and commercial airlines, from May 1999 through November 2001, until its sale to L-3 Communications. He served as a director of Hip Interactive, a Toronto Stock Exchange-listed company that distributes and develops electronic entertainment products, from November 2004 until July 2005. Mr. Rosenfeld also served as a director of AD OPT Technologies Inc., which was a Toronto Stock Exchange-listed company from April 2003 to November 2004, when it was acquired by Kronos Inc. Mr. Rosenfeld also served as a director and head of the special committee of Pivotal Corporation, a Canadian-based customer relations management software company that was sold to Chinadotcom in February 2004. He was a director of Sierra Systems Group, Inc., a Toronto Stock Exchange-listed information technology, management consulting and systems integration firm based in Canada from October 2003 until its sale in January 2007. From October 2005 through March 2006, Mr. Rosenfeld was a director of Geac Computer Corporation Limited, a Toronto Stock Exchange and NASDAQ-listed software company, which was acquired by Golden Gate Capital. He was also a director of Emergis Inc., a Toronto Stock Exchange-listed company that enables the electronic processing of transactions in the finance and healthcare industries, from July 2004 until its sale to Telus Corporation in January 2008. Mr. Rosenfeld also served on the board of Matrikon Inc. a Toronto Stock Exchange-listed provider of solutions for industrial intelligence, from July 2007 until its sale to Honeywell International, Inc. in June 2010. He was also a member of the board of Dalsa Corporation, a Toronto Stock Exchange-listed company that designs and manufactures digital imaging products, from February 2008 until its sale to Teledyne in February 2011.

Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a faculty member at the Director’s College. He has also been a regular guest host on CNBC. Mr. Rosenfeld received an A.B. in economics from Brown University and an M.B.A. from the Harvard Business School.

David D. Sgro, CFA, has been our chief financial officer and secretary since our inception and a member of our board of directors since March 2011. We believe Mr. Sgro is well-qualified to serve as a member of the board due to his public company experience, operational experience, and experience in prior blank check offerings, such as Rhapsody. From April 2006 to July 2008, Mr. Sgro served as the chief financial officer of Rhapsody Acquisition Corp. and from July 2008 to May 2011, Mr. Sgro served as a director of Primoris Services Corporation. Mr. Sgro has been a Managing Director of Crescendo Partners, L.P., a Delaware limited partnership, since December 2008, a Senior Vice President from December 2007 to December 2008, a Vice President from December 2005 to December 2007, and an investment analyst from May 2005 to December 2005. Mr. Sgro served on the board of Bridgewater Systems, Inc., a TSX listed telecommunications software company, from June 2008 until its sale to Amdocs in August 2011. In March 2008, Mr. Sgro became the chief financial officer, secretary and a director of each of Symphony Acquisition Corp. and Staccato Acquisition Corp. From August 2003 to May 2005, Mr. Sgro attended Columbia Business School. From June 1998 to May 2003, he worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate. From June 2004 to August 2004, Mr. Sgro worked as an analyst at Brandes Investment Partners. Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. In 2001, he became a Chartered Financial Analyst (CFA) Charterholder. Mr. Sgro is a regular guest lecturer at the College of New Jersey and Columbia Business School.

Mark Hauser has been a member of our board of directors since March 2011. Since June 2010, Mr. Hauser has served as Senior Managing Director of OFS Capital, LLC, a finance company. From September 2007 to February 2009, Mr. Hauser was a Senior Managing Director at Sandell Asset Management, an international multi-strategy alternative asset manager, where he founded and was global head of the firm’s private equity practice as well as a member of the investment committee. From July 2000 to June 2007, Mr. Hauser served as a Managing Director and member of the Investment Committee of FdG Associates, a New York-based private equity firm. In 1994, he founded and has since served as Managing Director of Tamarix Capital Corporation, a private international investment-banking firm. He also previously worked as an attorney for Rogers & Wells in New York, Simmons & Simmons in London and Simons & Baffsky in Sydney. Mr. Hauser has significant international financial expertise and has served on the board of directors of numerous public and private companies which we believe makes him highly qualified to serve on our board of directors. Mr. Hauser graduated with a Bachelor of Economics Degree from Sydney University in 1978, a Bachelor of Law Degree from Sydney University in 1980, and a Master of Law Degree from the London School of Economics & Political Science in 1982.

Barry Erdos has been a member of our board of directors since March 2011. Mr. Erdos has been a consultant in the retail industry since May 2009. Mr. Erdos served as chief executive officer of F.A.O. Schwarz, Inc. from March 2009 until its acquisition by Toys “R” Us in May 2009. From 2005 until 2008, Mr. Erdos was director of Bluefly, Inc. where he was also president and chief operating officer in 2008. Prior to joining Bluefly, Inc., Mr. Erdos held senior management positions with prominent retailers, including president and chief operating officer of Build A Bear Workshop, chief operating officer of Ann Taylor, Inc., chief operating officer of J. Crew Group, and executive vice president and chief financial officer of The Limited Inc.’s Limited Express division. Mr. Erdos is currently a director of Destination Maternity Corporation, a leading designer and retailer of maternity apparel in the United States. Mr. Erdos qualifies as an “audit committee financial expert” satisfying the rules of the SEC. Mr. Erdos’s qualification as an audit committee financial expert as well as his extensive management experience make him highly qualified to serve both as a member of our board of directors and a financial expert on our audit committee. Through his experience in various senior management positions at several publicly-traded retail companies, Mr. Erdos has gained relevant expertise that he will draw upon in advising us with respect to our listing and filing compliance.

David Boris has been a member of our board of directors since March 2011. Mr. Boris has served as Managing Member of Hercules Laser LLC, a healthcare company, since October 2010. From January 2007 to May 2010, Mr. Boris served as Senior Managing Director and Head of Investment Banking at Pali Capital, Inc., an investment banking firm. From 2001 to January 2007, Mr. Boris was a founding member and Managing Director of Morgan Joseph & Co. Inc., where he was Head of both the Financial Sponsors and Media Groups. Mr. Boris is the former President of Ladenburg Thalmann Group Inc., and was also Executive Vice President and Head of Investment Banking. In addition, he was a co-founder, Director, and a principal shareholder of Brenner Securities Corporation and its successors. Mr. Boris was also previously employed at Oppenheimer & Company, as a Senior Vice President and Limited Partner. Mr. Boris began his career as a member of the Business Development Group of W.R. Grace & Company. We believe Mr. Boris’ extensive experience and contacts make him highly qualified to serve as a member of our board of directors. Mr. Boris is a graduate of Columbia Business School and a graduate of Vassar College, cum laude. Mr. Boris is an active member of the Young President’s Organization and the World President’s Organization.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mark Hauser, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Barry Erdos and David Boris, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Eric S. Rosenfeld and David D. Sgro, will expire at the third annual meeting.

Special Advisor

We may seek guidance and advice from the following special advisor. We have no formal arrangement or agreement with this advisor to provide services to us and he has no fiduciary obligation to present business opportunities to us. This special advisor will simply provide advice, introductions to potential targets, and assistance to us, at our request, only if he is able to do so. Nevertheless, we believe with his business background and extensive contacts, he will be helpful to our search for a target business and our consummation of a business combination.

Joel Greenblatt is our special advisor who will advise us concerning our acquisition of a target business. Mr. Greenblatt is the managing partner of Gotham Capital III, L.P., an investment partnership he founded in April 1985, a managing member of Gotham Capital V LLC and managing principal and Co-Chief Investment officer of Gotham Asset Management. He was also a special advisor to Rhapsody Acquisition Corp. and was a special advisor to Arpeggio Acquisition Corporation. He is the former chairman of the board and a former board member of Alliant Techsystems, a New York Stock Exchange-listed aerospace and defense contractor. Since 1996, he has been on the adjunct faculty of Columbia Business School where he teaches “Security Analysis.” Mr. Greenblatt is the author of “You Can Be A Stock Market Genius” (Simon & Schuster, 1997), “The Little Book That Beats the Market” (John Wiley & Sons, 2005), “The Little Book That Still Beats the Market” (John Wiley & Sons, 2010) and “The Big Secret for the Small Investor” (Crown Business, 2011). He received a B.S. (summa cum laude) and an MBA from the Wharton School of the University of Pennsylvania.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2011, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

Code of Ethics

In June 2011, our board of directors adopted a code of ethics that applies to directors, officers, and employees of ours and of any subsidiaries we may have in the future (including our principal executive officer, our principal financial officer, our principal accounting officer or controller, and persons performing similar functions). We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Trio Merger Corp., 777 Third Avenue, 37th Floor, New York, New York 10017.

Corporate Governance

Audit Committee

Effective June 2011, we established an audit committee of the board of directors, which consists of Barry Erdos, serving as chairman, Mark Hauser and David Boris, each of whom is an independent director as defined in Rule 10A-3 of the Exchange Act and the rules of The NASDAQ Stock Market (“NASDAQ”). The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NASDAQ listing standards. The NASDAQ listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, the board of directors has determined that Barry Erdos qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC, and is “financially sophisticated,” as such term is used in the rules of NASDAQ.

Nominating Committee

Effective June 2011, we established a nominating committee of the board of directors, which consists of David Boris, serving as chairman, Barry Erdos and Mark Hauser, each of whom is an independent director. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION.

No executive officer or director of ours has received any compensation for services rendered to us. No fees of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our officers and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Commencing on June 24, 2011, we began paying Crescendo Advisors II, an affiliate of Eric S. Rosenfeld, a fee of $10,000 per month for providing us with office space and certain office and administrative services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Rosenfeld compensation in lieu of a salary.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2012 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the 6,500,000 insider warrants as these warrants are not exercisable within 60 days of March 30, 2012.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Beneficial Ownership
Directors and Executive Officers:
Eric S. Rosenfeld	1,092,374		13.9%
David D. Sgro	155,250		2.0%
David Boris	18,000	*
Mark Hauser	18,000	*
Barry Erdos	18,000	*
All directors and executive officers as a group (5 persons)	1,301,624		16.6%
Five Percent Holders:
HighVista Strategies LLC(2)	690,000	(3)	8.8%
Shawn Kimel Investments, Inc. (4)	569,800	(5)	7.3%
Pine River Capital Management, L.P. (6)	570,000	(7)	7.3%
Polar Securities, Inc. (8)	550,000	(9)	7.0%
AQR Capital Management, LLC(10)	547,200	(11)	7.0%
Canton Holdings, L.L.C. (12)	500,000	(13)	6.4%
Fir Tree, Inc. (14)	500,000	(15)	6.4%
GLG Partners Limited(16)	500,000	(17)	6.4%

(1)	Unless otherwise indicated, the business address of each of the individuals is 777 Third Avenue, 37th Floor, New York, New York 10017.

(2)	The reporting persons also include HighVista GP, LLC, HighVista GP Limited Partnership, HighVista I Limited Partnership, HighVista II Limited Partnership, HighVista III, Ltd., HighVista V Limited Partnership, XL Re Ltd, Brian Chu and Andre F. Perold. The business address of HighVista GP, LLC, HighVista GP Limited Partnership, HighVista I Limited Partnership, HighVista II Limited Partnership and HighVista V Limited Partnership is John Hancock Tower, 50th Floor, 200 Clarendon Street, Boston, MA 02116. The business address of HighVista V Limited Partnership is Century Yard, Cricket Square, Hutchins Drive, P.O. Box 2681 GT, George Town, Grand Cayman, British West Indies. The business address for XL Re Ltd is Brian O’Hara House, One Bermudiana Road, Hamilton HM08, Bermuda. The foregoing information and the information in Footnote (3) was derived from a Schedule 13G filed on February 14, 2012.

(3)	HighVista Strategies LLC, HighVista GP, LLC, HighVista GP Limited Partnership, Brian Chu and Andre F. Perold each have sole voting and dispositive power with respect to all such shares. HighVista I Limited Partnership has sole voting and dispositive power with respect to 296,322 of such shares. HighVista II Limited Partnership has sole voting and dispositive power with respect to 223,896 of such shares. HighVista III, Ltd. has sole voting and dispositive power with respect to 108,909 of such shares. HighVista V Limited Partnership has sole voting and dispositive power with respect to 9,893 of such shares. XL Re Ltd has sole voting and dispositive power with respect to 50,980 of such shares.

(4)	The reporting persons also include Shawn Kimel, The K2 Principal Fund, L.P., K2 GenPar L.P. and K2 GenPar 2009 Inc. The business address of the reporting persons is 444 Adelaide West, Toronto, Ontaria M5V 1S7. The foregoing information and the information in Footnote (5) was derived from a Schedule 13G filed on July 1, 2011.

(5)	Shawn Kimel Investments, Inc. and Shawn Kimel, The K2 Principal Fund, L.P., K2 GenPar L.P. and K2 GenPar 2009 Inc. each have shared voting and dispositive power with respect to all such shares.

(6)	The reporting persons also include Brian Taylor and Pine River Master Fund Ltd. The business address of the reporting persons is 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305. The foregoing information and the information in Footnote (7) was derived from a Schedule 13G filed on July 1, 2011.

(7)	Pine River Capital Management, L.P. and Brian Taylor each have shared voting and dispositive power with respect to all such shares. Pine River Master Fund Ltd. has shared voting and dispositive power with respect to 513,000 of such shares.

(8)	The reporting persons also include North Pole Capital Master Fund. The business address of the reporting persons is 372 Bay Street, 21st Floor, Toronto, Ontario M5H 2W9. The foregoing information and the information in Footnote (9) was derived from a Schedule 13G filed on July 1, 2011.

(9)	Polar Securities, Inc. and North Pole Capital Master Fund each have shared voting and dispositive power with respect to all such shares.

(10)	The business address of AQR Capital Management, LLC is Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830. The foregoing information and the information in Footnote (11) was derived from a Schedule 13G filed on February 14, 2012.

(11)	AQR Capital Management, LLC has shared voting and dispositive power with respect to all such shares.

(12)	The reporting persons also include Archer Capital Management, L.P., Joshua A. Lobel and Eric J. Edidin. The business address of the reporting persons is 570 Lexington Avenue, 40th Floor, New York, NY 10022. The foregoing information and the information in Footnote (13) was derived from a Schedule 13G filed on June 24, 2011.

(13)	Canton Holdings, L.L.C. and Archer Capital Management, L.P., Joshua A. Lobel and Eric J. Edidin each have shared voting and dispositive power with respect to all such shares.

(14)	The reporting persons also include Fir Tree Value Master Fund, L.P. and Fir Tree Capital Opportunity Master Fund, L.P. The business address of each of Fir Tree Value Master Fund, L.P. and Fir Tree Capital Opportunity Master Fund, L.P. is 89 Nexus Way, Camana Bay, Box 31106, Grand Cayman KY1-1205, Cayman Islands. The business address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, NY 10017. The foregoing information and the information in Footnote (15) was derived from a Schedule 13G filed on July 1, 2011.

(15)	Fir Tree, Inc. has shared voting and dispositive power with respect to all such shares. Fir Tree Value Master Fund, L.P. and Fir Tree Capital Opportunity Master Fund, L.P. have shared voting and dispositive power with respect to 422,850 and 77,150 of such shares, respectively.

(16)	The reporting persons also include GLG Market Neutral Fund and GLG Partners LP. The business address of each of the reporting persons is 1 Curzon Street, Lond W1J 5HB, United Kingdom. The foregoing information and the information in Footnote (17) was derived from a Schedule 13G filed on July 1, 2011.

(17)	GLG Partners Limited, GLG Market Neutral Fund and GLG Partners LP each have shared voting and dispositive power with respect to all such shares.

Our initial stockholders beneficially own 22.0% of our issued and outstanding shares of common stock. Because of the ownership block held by our initial stockholders, such individuals may be able to effectively exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

All of the initial shares have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our business combination, we consummate a subsequent liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) for transfers to an entity’s members upon its liquidation, (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities or (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to their initial shares.

The initial stockholders and EarlyBirdCapital, Inc. and its designees purchased the insider warrants and EBC warrants, respectively, for an aggregate purchase price of $3,550,000. The insider warrants and EBC Warrants are identical to the warrants underlying the units sold in our initial public offering, except that the insider warrants and EBC warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are not redeemable by us, in each case so long as such warrants are held by the initial purchasers or their affiliates. The purchasers have agreed that the insider warrants and EBC warrants will not be sold or transferred by them (except to certain permitted transferees) until after we have completed a business combination.

If necessary to meet our working capital needs, our officers, directors, initial stockholders or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $500,000 of the notes may be converted into warrants at a price of $0.50 per warrant. The warrants would be identical to the insider warrants. If we do not complete a business combination, the loans will be forgiven.

Equity Compensation Plans

As of December 31, 2011, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In February 2011, we issued an aggregate of 1,437,500 shares of common stock to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $0.02 per share, as follows:

Name	Number of Shares	Relationship to Us
Eric S. Rosenfeld	910,312	Chairman and Chief Executive Officer
David D. Sgro	129,375	Chief Financial Officer and Secretary
Arnaud Ajdler	129,375	Initial Stockholder
Gregory Monahan	64,688	Initial Stockholder
David Boris	15,000	Director
Mark Hauser	15,000	Director
Barry Erdos	15,000	Director
Joel Greenblatt	15,000	Special Advisor
Riverview Group LLC	71,875	Initial Stockholder
York Select, L.P.	38,793	Initial Stockholder
York Select Master Fund, L.P.	33,082	Initial Stockholder

On June 21, 2011, we effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in our initial stockholders owning an aggregate of 1,725,000 initial shares.

On June 24, 2011, in a private placement conducted simultaneously with the consummation of our initial public offering, our initial stockholders purchased 6,500,000 insider warrants from us and EarlyBirdCapital, Inc. and its designees purchased 600,000 EBC warrants from us, in each case at a purchase price of $0.50 per warrant (for an aggregate purchase price of $3,550,000). The insider warrants and EBC warrants are identical to the warrants underlying the units sold in our initial public offering, except that they are exercisable for cash or on a cashless basis, at the holders’ option, and are not redeemable by us, in each case so long as such warrants are held by the initial purchasers or their affiliates. The purchasers have agreed that the insider warrants and EBC warrants will not be sold or transferred by them (except to certain permitted transferees) until after we have completed a business combination.

If necessary to meet our working capital needs, our officers, directors, initial stockholders or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $500,000 of the notes may be converted into warrants at a price of $0.50 per warrant. The warrants would be identical to the insider warrants. If we do not complete a business combination, the loans will be forgiven.

The holders of our initial shares, as well as the holders of the insider warrants and EBC warrants and any warrants our officers, directors, initial stockholders or their affiliates may be issued upon conversion of promissory notes issued for working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement signed on June 20, 2011. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the initial shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the insider warrants and EBC warrants (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Since June 24, 2011, Crescendo Advisors II, LLC, an affiliate of Eric S. Rosenfeld, has made available to us, and will continue to make available to us through our initial business combination, certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We pay Crescendo Advisors II, LLC $10,000 per month for these services. Eric S. Rosenfeld is the majority holder of Crescendo Advisors II, LLC. Accordingly, Mr. Rosenfeld will benefit from the transaction to the extent of his interest in Crescendo Advisors II, LLC. However, this arrangement is solely for our benefit and is not intended to provide Mr. Rosenfeld compensation in lieu of a salary. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Crescendo Advisors II, LLC is at least as favorable as we could have obtained from an unaffiliated person.

Prior to our initial public offering, Eric S. Rosenfeld advanced to us an aggregate of $100,000 to cover expenses related to such offering. Upon the consummation of our initial public offering, we repaid this loan, without interest, from the proceeds of such offering not placed in trust.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us. Our audit committee will review and approve all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval. As of December 31, 2011, we have reimbursed our initial stockholders approximately $19,200 for out-of-pocket business expenses incurred by them in connection with activities on our behalf.

Other than the fees described above and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, including our officers or directors, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Eric S. Rosenfeld is our “promoter,” as that term is defined under the Federal securities laws.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. We currently do not anticipate entering into a business combination with an entity affiliated with any of our initial stockholders. We do not intend to pursue a business combination with any company that is a portfolio company of, or otherwise affiliated with, or has received financial investment from, an entity with which our existing stockholders, executive officers or directors are affiliated. However, if circumstances change and we decide to acquire such an entity, we are required to obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Director Independence

We are required to have a majority of independent directors on our board of directors. Under the rules of NASDAQ, an independent director is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that each of Messrs. Erdos, Boris and Hauser is an independent director, and therefore a majority of our board of directors is composed of independent directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present. We have a separately standing audit committee and nominating committee, each of which is comprised only of independent directors. We have no separately standing compensation committee. We have determined that, under the rules of NASDAQ for compensation committees, Messrs. Rosenfeld and Sgro would not be independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the period from February 2, 2011 (inception) to December 31, 2011, audit fees for our independent registered public accounting firm were $58,101.

Audit-Related Fees

During the period from February 2, 2011 (inception) to December 31, 2011 we incurred fees of $26,222 related to the review of our registration statement.

Tax Fees

During the period from February 2, 2011 (inception) to December 31, 2011, our independent registered public accounting firm did not render any for tax services to us. However, such firm will provide tax services to us as and when required.

All Other Fees

During the period from February 2, 2011 (inception) to December 31, 2011, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until June 2011, the audit committee did not pre-approve the foregoing services prior to such date, although any services rendered prior to the formation of our audit committee were reviewed and ratified. Our audit committee pre-approved all the foregoing services subsequent to such date. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

The financial statements follow the signature page of this Annual Report.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

Exhibit No.	Description	Included	Form	Filing Date

1.1	Form of Underwriting Agreement.	By Reference	S-1/A	April 28, 2011

1.2	Merger and Acquisition Agreement.	By Reference	S-1/A	April 28, 2011

3.1	Certificate of Incorporation.	By Reference	S-1/A	April 28, 2011

3.2	Form of Amended and Restated Certificate of incorporation.	By Reference	S-1/A	May 23, 2011

3.3	Bylaws.	By Reference	S-1	March 14, 2011

4.1	Specimen Unit Certificate.	By Reference	S-1/A	April 28, 2011

Exhibit No.	Description	Included	Form	Filing Date

4.2	Specimen Common Stock Certificate.	By Reference	S-1/A	April 28, 2011

4.3	Specimen Warrant Certificate.	By Reference	S-1/A	April 28, 2011

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.5	Form of Unit Purchase Option to be issued to EarlyBirdCapital, Inc.	By Reference	S-1/A	April 28, 2011

4.6	Form of Letter Agrrement subscribing for shares.	By Reference	S-1/A	May 9, 2011

10.1	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of the Registrant’s Officers, Directors and Initial Stockholders.	By Reference	S-1/A	April 28, 2011

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	May 23, 2011

10.3	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	By Reference	S-1/A	April 28, 2011

10.4	Form of Letter Agreement between Crescendo Advisors II, LLC and Registrant regarding administrative support.	By Reference	S-1/A	April 28, 2011

10.5	Form of Promissory Note issued to Eric S. Rosenfeld.	By Reference	S-1	March 14, 2011

10.6	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders and EarlyBirdCapital, Inc.	By Reference	S-1/A	April 28, 2011

10.7	Form of Subscription Agreements among the Registrant, Graubard Miller and the Purchasers of Insider Warrants and EBC Warrants.	By Reference	S-1/A	April 28, 2011

Exhibit No.	Description	Included	Form	Filing Date

10.8	Form of 10b5-1 Purchase Plan.	By Reference	S-1/A	April 28, 2011

14	Code of Ethics.	By Reference	S-1/A	April 28, 2011

23	Consent of Marcum LLP.	Herewith

24	Power of Attorney (included on signature page of this Form 10-K).	Herewith

99.1	Form of Audit Committee Charter.	By Reference	S-1/A	April 28, 2011

99.2	Form of Nominating Committee Charter.	By Reference	S-1/A	April 28, 2011

101.INS	XBRL Instance Document	Herewith

101.SCH	XBRL Taxonomy Extension Schema	Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April 2012.

TRIO MERGER CORP.

By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chairman and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Trio Merger Corp. hereby constitute and appoint Eric S. Rosenfeld and David D. Sgro, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric S. Rosenfeld	Chairman and Chief Executive Officer	April 12, 2012
Eric S. Rosenfeld	(Principal Executive Officer)

/s/ David D. Sgro	Chief Financial Officer and Secretary	April 12, 2012
David D. Sgro	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Hauser	President, Secretary and Director	April 12, 2012
Mark Hauser

/s/ Barry Erdos	Director	April 12, 2012
Barry Erdos

/s/ David Boris	Director	April 12, 2012
David Boris

Trio Merger Corp.

(A Company In the Development Stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Trio Merger Corp.

We have audited the accompanying balance sheet of Trio Merger Corp. (a company in the development stage) (the “Company”) as of December 31, and the related statements of operations, changes in stockholders’ equity and cash flows for the period from February 2, 2011 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trio Merger Corp. (a company in the development stage), as of December 31, 2011, and the results of its operations and its cash flows for the period from February 2, 2011 (inception) through December 31, 2011 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no present revenue, and the Company’s cash and working capital as of December 31, 2011 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, New York

April 12, 2012

Trio Merger Corp.

(A Company In the Development Stage)

Balance Sheet

December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$282,884
Prepaid expenses	18,500
Total current assets	301,384

Cash and cash equivalents held in trust	61,671,868
Prepaid expenses	19,921
Total assets	$61,993,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$32,865
Franchise taxes payable	83,150
State capital taxes payable	70,000
Total liabilities	186,015
Common Stock, subject to possible conversion, 5,620,923 shares at conversion value(1)	56,670,264
Commitments
Stockholders’ equity:
Preferred Stock, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	-
Common Stock, $0.0001 par value, 55,000,000 authorized shares and 2,220,932 issued and outstanding shares (which excludes 5,620,923 shares subject to possible conversion)	223
Additional paid-in capital	5,484,666
Deficit accumulated during the development stage	(347,995)
Total stockholders’ equity	5,136,894
Total liabilities and stockholders’ equity	$61,993,173

(1)	As a result of repurchases of shares of common stock through December 31, 2011, in connection with the Company's Share Repurchase Plan (Note 1), aggregate shares of common stock subject to possible conversion are 5,620,923.

The Accompanying Notes are an Integral Part of these Financial Statements.

Trio Merger Corp.

(A Company In the Development Stage)

Statement of Operations

For the period February 2, 2011 (Inception) to December 31, 2011

For the Period
February 2, 2011
(inception) through
December 31, 2011
Operating and formation costs:
General and administrative expenses	$288,281
General and administrative expenses - Related Party	62,000
Loss from operations	(350,281)

Interest Income	2,286

Net loss	$(347,995)
Weighted average shares outstanding, basic and diluted(1)	2,009,748
Basic and diluted net loss per share	$(0.17)

(1)	Excludes shares subject to possible conversion.

The Accompanying Notes are an Integral Part of these Financial Statements.

Trio Merger Corp.

(A Company In the Development Stage)

Statement of Changes in Stockholders’ Equity

For the period February 2, 2011 (Inception) to December 31, 2011

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity
Common stock issued February 25, 2011 at approximately $0.01449 per share for cash	1,725,000	$173	$24,827	$-	$25,000
Sale of 6,000,000 units on June 24, 2011, net of underwriter's discount and offering expenses (includes 5,499,999 shares subject to possible conversion)	6,000,000	600	57,434,189	-	57,434,789
Proceeds from issuance of unit purchase option	-	-	100	-	100
Proceeds from issuance of insider warrants	-	-	3,550,000	-	3,550,000
Sale of 900,000 units on June 27, 2011, net of underwriter's discount and offering expenses (includes 900,000 shares subject to possible conversion)	900,000	90	8,684,910	-	8,685,000
Net proceeds subject to possible conversion (6,399,999 shares)	(6,399,999)	(640)	(64,191,350)	-	(64,191,990)
Repurchase of ordinary shares in accordance with the Company's Repurchase Plan	(783,145)	(78)	(7,539,658)	-	(7,539,736)
Reduction in net proceeds subject to possible conversion (1)	779,076	78	7,521,648	-	7,521,726
Net loss	-	-	-	(347,995)	(347,995)
Balance at December 31, 2011	2,220,932	$223	$5,484,666	$(347,995)	$5,136,894

(1)	As a result of repurchases of shares of common stock through December 31, 2011, in connection with the Company's Share Repurchase Plan (Note 1), aggregate shares of common stock subject to possible conversion are 5,620,923.

The Accompanying Notes are an Integral Part of these Financial Statements.

Trio Merger Corp.

(A Company In the Development Stage)

Statement of Cash Flows

For the period February 2, 2011 (Inception) to December 31, 2011

For the Period
February 2, 2011
(inception) through
December 31, 2011
Operating Activities
Net loss	$(347,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses	(38,419)
Accounts payable	32,864
Franchise taxes payable	83,150
State capital taxes payable	70,000
Net cash used in operating activities	(200,400)

Investing Activities
Investment in restricted cash and cash equivalents	(69,211,604)
Amounts from restricted cash and cash equivalents used to repurchase ordinary shares	7,539,736
Net cash used in investing activities	(61,671,868)

Financing Activities
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from note payable to shareholder	100,000
Repayment of note payable to shareholder	(100,000)
Proceeds from Public Offering, net of offering costs	66,119,788
Proceeds from Warrant Offering	3,550,000
Proceeds from sale of Underwriter Purchase Option	100
Repurchase of ordinary shares	(7,539,736)
Net cash provided by financing activities	62,155,152

Net increase in cash and cash equivalents	282,884
Cash and cash equivalents, Beginning	-
Cash and cash equivalents, Ending	$282,884

 The Accompanying Notes are an Integral Part of these Financial Statements.

Trio Merger Corp.

(A Company In the Development Stage)

Notes to Financial Statements

Note 1 — Organization and Plan of Business Operations and Going Concern Consideration

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

All activity through December 31, 2011 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.

The registration statement (“Registration Statement”) for the Offering was declared effective on June 20, 2011.  On June 21, 2011, the Company filed a new registration statement to increase the size of the Offering by 20% pursuant to Rule 462(b) under the Securities Act of 1933, as amended.  The Company consummated the Offering on June 24, 2011 and received proceeds net of transaction costs of $57,434,789 and $3,550,000 from the private placement of warrants (“Insider Warrants”) to the initial stockholders of the Company (“Initial Stockholders”) and the underwriters. On June 24, 2011, the underwriters exercised their over-allotment option and on June 27, 2011, the Company received net proceeds of $8,685,000.  Subject to the NASDAQ stipulation that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, the Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Insider Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination with one or more businesses or entities. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

An amount of $69,210,000 or approximately $10.03 per Unit sold in the Offering (including the $3,550,000 of proceeds from the sale of Insider Warrants and $8,610,000 of proceeds from the closing of the over-allotment option) was placed in a trust account (‘‘Trust Account’’) and held as cash or invested in United States treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of the Company’s initial Business Combination, (ii) the Company’s failure to consummate a Business Combination within the prescribed time and (iii) the Common Stock trades at or below $9.60 per share, subject to certain criteria discussed below. In the event that the Common Stock trades at or below $9.60 per share, there can be released to the Company from the Trust Account amounts necessary to purchase up to 25% of the shares sold in the Offering (1,725,000 shares). Pursuant to the 10b5-1 plan that the Company entered into on June 21, 2011 (the “Share Repurchase Plan”), such purchases commenced on August 21, 2011 and were to continue until the earlier of (i) the repurchase of 1,725,000 shares or (ii) the date the Company announced an initial Business Combination. Any such purchases were to be made only in open market transactions. The Share Repurchase Plan requires the Company to purchase its shares at a price per share not to exceed the market price at any time when the market price falls equal to or below $9.60 per share. The Share Repurchase Plan was structured so as not to require compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and purchases under the plan were to be made outside of the requirements of Rule 10b-18. All shares purchased by the Company were to be cancelled.  As of December 31, 2011, a total of 783,145 shares had been repurchased at a cost of $7,539,736 under the plan. On March 14, 2012, the Company’s Board of Directors elected to terminate the 10b5-1 share repurchase plan in order to pursue a listing on a national securities exchange.

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired shares in the Offering (“Public Stockholders”) with the opportunity to convert their Public Shares for a pro rata share of the Trust Account. In the event that stockholders owning more than 5,620,923 shares (approximately 81.46% of the shares sold as part of the Units in the Offering [as adjusted for repurchases through December 31, 2011]) exercise their conversion rights or are sold to the Company in connection with any tender offer, each as described below, the Business Combination will not be consummated. All of the Initial Stockholders will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights they may have in connection with the Business Combination and will not sell any shares to the Company in any tender offer in connection with the Business Combination pursuant to letter agreements executed prior to the Offering.

Trio Merger Corp.

(A Company In the Development Stage)

Notes to Financial Statements

In connection with any proposed Business Combination, the Company will either (i) seek stockholder approval of an initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination or (ii) provide its stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote). If the Company seeks stockholder approval of an initial Business Combination, any Public Stockholder voting against such proposed Business Combination will be entitled to demand that his shares be converted for $10.00 per share. In addition, any Public Stockholder will have the right to vote for the proposed Business Combination and demand that his shares be converted for a full pro rata portion of the amount then in the Trust Account (approximately $10.08 per share). If the Company decides to engage in a tender offer, each Public Stockholder will be entitled to receive a full pro rata portion of the amount then in the Trust Account (approximately $10.08 per share).

As the company repurchases shares, the conversion threshold (of approximately 81.46% as adjusted for repurchases through December 31, 2011) will be reduced to a percentage such that at least $5,000,000 of funds held in the Trust Account are released to the Company upon closing of the Business Combination. Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company provides that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Exchange Act), will be restricted from seeking conversion rights with respect to an aggregate of more than 12.5% of the shares of common stock sold in the Offering (but only with respect to the amount over 12.5% of the shares of common stock sold in the Offering). The Company will determine that a “group” exists based on Public Stockholders filing a Schedule 13D or 13G indicating the presence of a group or acknowledging to the Company that they are acting, or intend to act, as a group, or based on other information available to the Company.

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

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as enter into contingent fee arrangements with its vendors.  The Company may need to raise additional capital through loans or additional investments from its Initial Stockholders, officers, directors, or third parties.  None of the Initial Stockholders, officers or directors is under any obligation to advance funds to, or to invest in, the Company.  Accordingly, the Company may not be able to obtain additional financing.  If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses.  The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital as of December 31, 2011 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 2, 2011, the evaluation was performed for the 2011 tax year, which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from February 2, 2011 (inception) through December 31, 2011. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Loss Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.”  Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Common shares subject to possible conversion at December 31, 2011 of 5,620,923 have been excluded from the calculation of basic loss per share since such shares, if converted, only participate in their share of the trust earnings.  At December 31, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised and converted into common stock and then share in the earnings of the Company.  As a result, diluted loss per common share is the same as basic loss per common share for the period.  The Company has not considered the effect of warrants to purchase 14,000,000 shares of common stock or the unit purchase option described in Note 3 in the calculation of diluted loss per share, since the exercise of the warrants and the unit purchase option are contingent upon the occurrence of future events.

Trio Merger Corp.

(A Company In the Development Stage)

Notes to Financial Statements

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000.  At December 31, 2011, the Company had not experienced losses on these accounts and management believed the Company was not exposed to significant risks on such accounts.

Securities held in Trust Account

At December 31, 2011, the assets in the Trust Account were held in cash and U.S. Treasury Securities with maturities of less than 180 days.

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

Trio Merger Corp.

(A Company In the Development Stage)

Notes to Financial Statements

Assets Measured at Fair Value on a Recurring Basis

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in Trust Account	$61,671,868	$61,671,868	$-	$-

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2011, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Trio Merger Corp.

(A Company In the Development Stage)

Notes to Financial Statements

Note 3 — Initial Public Offering

On June 24, 2011, the Company sold 6,000,000 units (“Units”) at a price of $10.00 per unit in the Offering. On June 24, 2011 the underwriters exercised their full over-allotment option and on June 27, 2011 the underwriters purchased an additional 900,000 units subject to such over-allotment option.  Each unit consists of one share of the Company’s common stock, par value $0.0001, and one warrant (‘‘Warrants’’). The common stock and Warrants began separate trading on August 2, 2011.  Each Warrant entitles the holder to purchase one share of common stock at a price of $7.50 commencing on the completion of a Business Combination and expiring three years from the completion of a Business Combination, or earlier upon redemption. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the shares of common stock is at least $12.50 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given and there is a current registration statement in effect with respect to the shares of common stock underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of (i) the number of shares of common stock underlying the Warrants, and (ii) the difference between the exercise price of the Warrants and the “fair market value” (defined below), by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the shares of common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. There are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. However, if the Company has not filed with the SEC a registration statement covering the shares of common stock issuable upon exercise of the Warrants and a prospectus relating to such shares of common stock is not effective within six months from the completion of a Business Combination, commencing on that day, Warrant holders may, until such time as there is an effective registration statement and during any period thereafter when the Company has failed to maintain an effective registration statement, exercise Warrants on a cashless basis.

Trio Merger Corp.

(A Company In the Development Stage)

Notes to Financial Statements

The Company paid the underwriters in the Offering an underwriting discount of 3.5% ($2,415,000) of the gross proceeds of the Offering.  The Company also issued a unit purchase option, for $100, to EarlyBirdCapital, Inc. (‘‘EBC’’) and its designees to purchase 600,000 units at an exercise price of $11.00 per unit. The unit purchase option will be exercisable commencing on the later to occur of the consummation of the Company’s initial Business Combination or June 21, 2012 and will expire on June 20, 2016. The units issuable upon exercise of this option are identical to the units sold in the Offering. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this unit purchase option is approximately $1,774,030, or $2.96 per unit using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.40% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying shares of common stock) to exercise the unit purchase option without the payment of any cash. The holder of the unit purchase option will be entitled to certain demand and piggy-back registration rights. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Note 4 — Insider Warrants

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

Note 5 — Investment in Trust Account

Subsequent to the Offering, the net proceeds of the Offering totaling $69,210,000 (including the $3,550,000 from the sale of Insider Warrants) were deposited into an interest-bearing trust account and invested only in United States “government securities” (within the meaning of Section 2(a)(16) of the Investment Company Act of 1940) having a maturity of 180 days or less.

Trio Merger Corp.

(A Company In the Development Stage)

Notes to Financial Statements

As of December 31, 2011, investment securities in the Company’s Trust Account consisted of $25,994,798 (including accrued interest) in United States Treasury Bills and $35,677,070 in a “held as cash” account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Note 6 — Note Payable to Affiliates

The Company issued a $100,000 principal amount unsecured promissory note to Eric S. Rosenfeld, one of the Company’s Initial Stockholders on February 25, 2011. The note was non-interest bearing and was repaid from the proceeds of the Offering.

Note 7 — Commitments

The Company presently occupies office space provided by an affiliate of the Company’s Chairman and Chief Executive Officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate an aggregate of $10,000 per month for such services commencing on June 20, 2011.

The Company has engaged EBC on a non-exclusive basis, to act as its advisor and investment banker in connection with its initial Business Combination and to provide it with assistance in negotiating and structuring the terms of its initial Business Combination. The Company will pay EBC a cash fee of $2,415,000 for such services upon the consummation of its initial Business Combination.

Note 8—Income Taxes

The Company’s deferred tax assets are as follows at December 31, 2011:

Net operating loss carryforwards	$139,198
Total deferred tax assets	$139,198
Less: valuation allowance	(139,198)
Net deferred tax assets	-

Trio Merger Corp.

(A Company In the Development Stage)

Notes to Financial Statements

The Company has a net operating loss of approximately $347,995 that expires in 2031. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net loss carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate as of December 31, 2011.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning more than 5% of the Company’s outstanding capital stock) has increased on a cumulative basis more than 50 percentage points within a period of two years. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

The Company established a valuation allowance of $139,198 as of December 31, 2011, which fully offset the deferred tax asset of $139,198. The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to the net operating losses of approximately $347,995. Effective tax rates differ from statutory rates.

A reconciliation of the statutory tax rate to the Company’s effective tax rate as of December 31, 2011 is as follows:

Tax benefit at federal statutory rate	(34.0)%
State income tax	(6.0)%
Increase in valuation allowance	40.0%
Effective income tax rate	-%

Note 9 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2011, there are no shares of preferred stock issued or outstanding.

Trio Merger Corp.

(A Company In the Development Stage)

Notes to Financial Statements

Common Stock

The Company is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. In connection with the organization of the Company, a total of 1,437,500 shares of the Company’s common stock were sold to the Initial Stockholders at a price of approximately $0.01739 per share for an aggregate of $25,000 (the “Founder’s Shares”). Effective June 21, 2011, the Company’s Board of Directors authorized a stock dividend of 0.2 shares for each outstanding share of common stock.  Pursuant to the Share Repurchase Plan, the company repurchased 783,145 shares of common stock at an aggregate purchase price of $7,539,736, throughout the fiscal year ended December 31, 2011.  As of December 31, 2011, a total of 7,841,855 shares were issued and outstanding, which includes 5,620,923 shares subject to conversion.

Note 10 — Subsequent Events

On March 14, 2012, the Company’s Board of Directors elected to terminate the 10b5-1 share repurchase plan in order to pursue a listing on a national securities exchange. As of the termination, the Company had repurchased a total of 783,145 shares of common stock at an aggregate purchase price of $7,539,736. On March 26, 2012, the Company’s units ceased trading and were mandatorily separated into their component parts (one share of common stock and one warrant to purchase one share of common stock) in preparation for a listing on a national securities exchange. On March 29, 2012, the Company’s common stock was listed on the Nasdaq Capital Market under the ticker symbol TRIO.

