Form 10-Q
period 2012-03-31
Trio Merger Corp.
filed 2012-05-14
CIK 1514732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2012

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

(212) 319-7676

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,841,855 shares of common stock as of May 14, 2012

TRIO MERGER CORP.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2012

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	3
Balance Sheet as of March 31, 2012 (Unaudited) and December 31, 2011	3
Condensed Statement of Operations (Unaudited) for the three months ended March 31, 2012, for the period ended March 31, 2011 and for the period February 2, 2011 (inception) to March 31, 2012	4
Statement of Changes in Stockholders’ Equity (Unaudited) for the period February 2, 2011 (inception) through March 31, 2012	5
Statement of Cash Flows (Unaudited) for the period February 2, 2011 (inception) through March 31, 2012	6
Notes to Unaudited Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	15
Item 4. Controls and Procedures	16
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6. Exhibits	18
Signatures	19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,686	$282,884
Prepaid expenses	18,500	18,500
Total current assets	30,186	301,384

Cash and cash equivalents held in trust	61,678,253	61,671,868
Prepaid expenses	15,358	19,921
Total assets	$61,723,797	$61,993,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$87,459	$12,614
Accounts payable - related party	10,585	20,251
Franchise taxes payable	-	83,150
State capital taxes payable	-	70,000
Total liabilities	98,044	186,015
Common Stock, subject to possible conversion, 5,620,923 shares at conversion value(1)	56,670,264	56,670,264
Commitments
Stockholders’ equity:
Preferred Stock, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	-	-
Common Stock, $0.0001 par value, 55,000,000 authorized shares and 2,220,932 issued and outstanding shares (which excludes 5,620,923 shares subject to possible conversion)	223	223
Additional paid-in capital	5,484,666	5,484,666
Deficit accumulated during the development stage	(529,400)	(347,995)
Total stockholders’ equity	4,955,489	5,136,894
Total liabilities and stockholders’ equity	$61,723,797	$61,993,173

(1)

As a result of repurchases of shares of common stock through March 31, 2012, in connection with the Company's Share Repurchase Plan (Note 1), aggregate shares of common stock subject to possible conversion are 5,620,923.

The Accompanying Notes are an Integral Part of these Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

Condensed StatementS of Operations

(Unaudited)

	For the Three Months Ended March 31, 2012	For the period February 2, 2011 (Inception) to March 31, 2011	For the period February 2, 2011 (Inception) to March 31, 2012
Operating and formation costs:
General and administrative expenses	$157,839	$524	$446,120
General and administrative expenses - related party	30,000	-	92,000
Loss from operations	(187,839)	(524)	(538,120)

Interest Income	6,434	-	8,720

Net loss	$(181,405)	$(524)	$(529,400)
Weighted average shares outstanding, basic and diluted(1)	2,220,932	1,725,000
Basic and diluted net loss per share	$(0.08)	$(0.00)

(1)	Excludes shares subject to possible conversion.

The Accompanying Notes are an Integral Part of these Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

Statement of Changes in Stockholders’ Equity
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common stock issued February 25, 2011 at approximately $0.01449 per share for cash	1,725,000	$173	$24,827	$-	$25,000
Sale of 6,000,000 units on June 24, 2011, net of underwriter's discount and offering expenses (includes 5,499,999 shares subject to possible conversion)	6,000,000	600	57,434,189	-	57,434,789
Proceeds from issuance of unit purchase option	-	-	100	-	100
Proceeds from issuance of insider warrants	-	-	3,550,000	-	3,550,000
Sale of 900,000 units on June 27, 2011, net of underwriter's discount and offering expenses (includes 900,000 shares subject to possible conversion)	900,000	90	8,684,910	-	8,685,000
Net proceeds subject to possible conversion (6,399,999 shares)	(6,399,999)	(640)	(64,191,350)	-	(64,191,990)
Repurchase of ordinary shares in accordance with the Company's Repurchase Plan	(783,145)	(78)	(7,539,658)	-	(7,539,736)
Reduction in net proceeds subject to possible conversion (1)	779,076	78	7,521,648	-	7,521,726
Net loss	-	-	-	(347,995)	(347,995)
Balance at December 31, 2011	2,220,932	$223	$5,484,666	$(347,995)	$5,136,894
Net loss	-	-	-	(181,405)	(181,405)
Balance at March 31, 2012	(2,220,932)	$223	$5,484,666	$(529,400)	$4,955,489

(1)	As a result of repurchases of shares of common stock through March 31, 2012, in connection with the Company's Share Repurchase Plan (Note 1), aggregate shares of common stock subject to possible conversion are 5,620,923.

 The Accompanying Notes are an Integral Part of these Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

Statement of Cash Flows
(Unaudited)

		For the period	For the period
	For the Three	February 2, 2011	February 2, 2011
	Months Ended	(Inception) to	(Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

Operating Activities
Net loss	$(181,405)	$(524)	$(529,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses	4,562	-	(33,857)
Accounts payable	65,179	40	98,044
Franchise taxes payable	(83,150)	-	-
State capital taxes payable	(70,000)	-	-
Net cash used in operating activities	(264,814)	(484)	(465,213)

Investing Activities
Investment in restricted cash and cash equivalents	(6,384)	-	(69,217,989)
Amounts from restricted cash and cash equivalents used to repurchase ordinary shares	-	-	7,539,736
Net cash used in investing activities	(6,384)	-	(61,678,253)

Financing Activities
Proceeds from sale of common stock to initial stockholders	-	25,000	25,000
Proceeds from note payable to shareholder	-	100,000	100,000
Repayment of note to shareholder	-	-	(100,000)
Proceeds from Public Offering, net of offering costs	-	-	66,119,788
Proceeds from Warrant Offering	-	-	3,550,000
Proceeds from sale of Underwriter Purchase Option	-	-	100
Repurchase of ordinary shares	-	-	(7,539,736)
Payment of deferred offering costs	-	(71,747)	-
Net cash provided by financing activities	-	53,253	62,155,152

Net increase in cash and cash equivalents	(271,198)	52,769	11,686
Cash and cash equivalents, Beginning	282,884	-	-
Cash and cash equivalents, Ending	$11,686	$52,769	$11,686

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

The Company is considered to be a development stage company and as such, the financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) topic 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

All activity through March 31, 2012 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.

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

An amount of $69,210,000 or approximately $10.03 per Unit sold in the Offering (including the $3,550,000 of proceeds from the sale of Insider Warrants and $8,610,000 of proceeds from the closing of the over-allotment option) was placed in a trust account (‘‘Trust Account’’) and held as cash or invested in United States treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of the Company’s initial Business Combination, (ii) the Company’s failure to consummate a Business Combination within the prescribed time and (iii) the Common Stock traded at or below $9.60 per share, subject to certain criteria discussed below. In the event that the Common Stock traded at or below $9.60 per share, there could be released to the Company from the Trust Account amounts necessary to purchase up to 25% of the shares sold in the Offering (1,725,000 shares). Pursuant to the 10b5-1 plan that the Company entered into on June 21, 2011 (the “Share Repurchase Plan”), such purchases commenced on August 21, 2011 and were to continue until the earlier of (i) the repurchase of 1,725,000 shares or (ii) the date the Company announced an initial Business Combination. Any such purchases were to be made only in open market transactions. The Share Repurchase Plan required the Company to purchase its shares at a price per share not to exceed the market price at any time when the market price was equal to or below $9.60 per share. The Share Repurchase Plan was structured so as not to require compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and purchases under the plan were to be made outside of the requirements of Rule 10b-18. All shares purchased by the Company were cancelled. On March 14, 2012, the Company’s Board of Directors elected to terminate the 10b5-1 share repurchase plan in order to pursue a listing on a national securities exchange. Through March 14, 2012, a total of 783,145 shares had been repurchased under the plan, at a cost of $7,539,736.

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired shares in the Offering (“Public Stockholders”) with the opportunity to convert their Public Shares for a pro rata share of the Trust Account. In the event that stockholders owning more than 5,620,923 shares (approximately 81.46% of the shares sold as part of the Units in the Offering, as adjusted for repurchases through March 14, 2012) exercise their conversion rights or are sold to the Company in connection with any tender offer, each as described below, the Business Combination will not be consummated. All of the Initial Stockholders will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights they may have in connection with the Business Combination and will not sell any shares to the Company in any tender offer in connection with the Business Combination pursuant to letter agreements executed prior to the Offering.

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

As the company repurchased shares, the conversion threshold (of approximately 81.46% as adjusted for repurchases through March 31, 2012) was reduced to a percentage such that at least $5,000,000 of funds held in the Trust Account are released to the Company upon closing of the Business Combination. Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company provides that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Exchange Act), will be restricted from seeking conversion rights with respect to an aggregate of more than 12.5% of the shares of common stock sold in the Offering (but only with respect to the amount over 12.5% of the shares of common stock sold in the Offering). The Company will determine that a “group” exists based on Public Stockholders filing a Schedule 13D or 13G indicating the presence of a group or acknowledging to the Company that they are acting, or intend to act, as a group, or based on other information available to the Company.

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

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as enter into contingent fee arrangements with its vendors. The Company may need to raise additional capital through loans or additional investments from its Initial Stockholders, officers, directors, or third parties. None of the Initial Stockholders, officers or directors is under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital as of March 31, 2012 are not sufficient to complete its planned activities for the current year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. The Balance sheet data at December 31, 2011 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the Securities and Exchange Commission on April 12, 2012.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation for the period from February 2, 2011 (inception) through December 31, 2011, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2012. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Loss Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.”  Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Common shares subject to possible conversion at March 31, 2012 of 5,620,923 have been excluded from the calculation of basic loss per share since such shares, if converted, only participate in their share of the trust earnings.  At March 31, 2012 and March 31, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised and converted into common stock and then share in the earnings of the Company.  As a result, diluted loss per common share is the same as basic loss per common share for the period.  The Company has not considered the effect of warrants to purchase 14,000,000 shares of common stock or the unit purchase option described in Note 3 in the calculation of diluted loss per share, since the exercise of the warrants and the unit purchase option are contingent upon the occurrence of future events.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000.  At March 31, 2012, the Company had not experienced losses on these accounts and management believed the Company was not exposed to significant risks on such accounts.

Securities held in Trust Account

At March 31, 2012 and December 31, 2011, the assets in the Trust Account were held in cash and U.S. Treasury Securities with maturities of less than 180 days.

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

                Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets Measured at Fair Value on a Recurring Basis

	March 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
RestRestricted cash and cash equivalents held in Trust Account	$61,678,253	$61,678,253

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at March 31, 2012 and December 31, 2011, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Note 4 —Note Payable to Stockholder

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

Note 5 —Commitments

The Company presently occupies office space provided by an affiliate of the Company’s Chairman and Chief Executive Officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate an aggregate of $10,000 per month for such services commencing on June 24, 2011.

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

As of March 31, 2012, investment securities in the Company’s Trust Account consisted of $51,994,943 (including accrued interest) in United States Treasury Bills and $9,683,310 in a “held as cash” account. As of December 31, 2011, investment securities in the Company’s Trust Account consisted of $25,994,798 (including accrued interest) in United States Treasury Bills and $35,677,070 in a “held as cash” account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Note 7 —Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2012, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. In connection with the organization of the Company, a total of 1,437,500 shares of the Company’s common stock were sold to the Initial Stockholders at a price of approximately $0.01739 per share for an aggregate of $25,000 (the “Founder’s Shares”). Effective June 21, 2011, the Company’s Board of Directors authorized a stock dividend of 0.2 shares for each outstanding share of common stock. Pursuant to the Share Repurchase Plan, the Company repurchased 783,145 shares of common stock at an aggregate purchase price of $7,539,736. On March 14, 2012, the Company’s Board of Directors elected to terminate the Share Repurchase Plan in order to pursue a listing on a national securities exchange. As of March 31, 2012, a total of 7,841,855 shares were issued and outstanding, which includes 5,620,923 shares subject to conversion.

Note 8 —Subsequent Events

On April 25, 2012 the Company issued a $100,000 principal amount unsecured promissory note to Eric S. Rosenfeld (the “Holder”), the Company’s Chairman and Chief Executive Officer and one of the Company’s Initial Stockholders. The loan is non interest bearing, and is payable in cash or Warrants at the consummation of a Business Combination. The principal balance of the note may be converted to Warrants at a price of $0.50 per warrant. The terms of these Warrants will be identical to the Insider Warrants.

Management evaluates subsequent events that have occurred after the balance sheet date through the date the financial statements were publicly available to determine if events or transactions occurring require potential adjustment to or disclosure in the financial statements and has concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements except as discussed in this note.

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

The registration statement for our initial public offering was declared effective on June 20, 2011. On June 21, 2011, we filed a new registration statement to increase the size of the offering by 20% pursuant to Rule 462(b) under the Securities Act of 1933, as amended. We consummated the offering on June 24, 2011 and received proceeds net of transaction costs of $57,434,789 and $3,550,000 from the sale of warrants to our initial stockholders and the underwriters in the offering. On June 24, 2011, the underwriters exercised their over-allotment option and on June 27, 2011, we received net proceeds of $8,685,000. Our management has broad discretion with respect to the specific application of the net proceeds of the offering and insider warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with one or more businesses or entities.

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

We incurred a net loss of $181,405 for the period from January 1, 2012 until March 31, 2012. This net loss was largely composed of interest income of approximately $6,400, which was offset by NASDAQ listing fees of $45,000, legal expenses of approximately $47,700, accounting expenses of $20,000 and monthly administrative fees to Crescendo Advisors II, LLC (which is owned by our Chairman and Chief Executive Officer, Eric S. Rosenfeld) of $30,000. During the period from February 2, 2011 (inception) to March 31, 2011, we incurred a net loss of $524, which was composed of business startup costs. We incurred a net loss of $529,400 for the period from February 2, 2011 (inception) until March 31, 2012. This net loss was largely composed of interest income of approximately $8,700, which was offset by marketing expenses of approximately $58,600, monthly administrative fees to Crescendo Advisors II, LLC of $92,000, Delaware Franchise Taxes of approximately $83,000, New York state taxes of 70,000, NASDAQ listing fees of $50,000, accounting expenses of $42,500 and legal expenses of approximately $64,200.

Liquidity and Capital Resources

As of March 31, 2012, we had $11,686 in our operating bank account. We had $61,678,253 in restricted cash and equivalents held in trust to be used for a Business Combination or to convert our common shares, in certain circumstances, through March 31, 2012. We have used $7,539,736 of trust funds to repurchase 783,145 common shares in accordance with our 10b5-1 plan. On March 14, 2012, the Company’s Board of Directors elected to terminate the 10b5-1 share repurchase plan in order to pursue a listing on a national securities exchange. As a result of the repurchases through March 14, 2012, the full pro rata redemption price has increased to approximately $10.08 per share. We intend to use the remainder of the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of March 31, 2012, U.S Treasury Bills with one month, three month, and six month maturities were yielding approximately 0.05%, 0.07%, and 0.15%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Until consummation of our initial business combination, we will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account. We may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital as of March 31, 2012 are not sufficient to complete its planned activities for the current year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. On April 25, 2012 the Company issued a $100,000 principal amount unsecured promissory note to Eric S. Rosenfeld (the “Holder”), the Company’s Chairman and Chief Executive Officer and one of the Company’s Initial Stockholders. The loan is non interest bearing, and is payable in cash or Warrants at the consummation of a Business Combination. The principal balance of the note may be converted to Warrants at a price of $0.50 per Warrant. The terms of these warrants will be identical to the Insider Warrants.

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

We did not have any off-balance sheet arrangements as of March 31, 2012.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2012 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2012

