Form 10-Q
period 2012-06-30
Trio Merger Corp.
filed 2012-08-14
CIK 1514732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,841,855 shares of common stock as of July 26, 2012.

TRIO MERGER CORP.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2012

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	3
Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2012, for the three months ended June 30, 2011, the period February 2, 2011 (inception) to June 30, 2011 and for the period February 2, 2011 (inception) to June 30, 2012	4
Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the period February 2, 2011 (inception) through June 30, 2012	5
Condensed Statement of Cash Flows (Unaudited) for the period February 2, 2011 (inception) through June 30, 2012	6
Notes to Unaudited Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6. Exhibits	19
Signatures	20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,388	$282,884
Prepaid expenses	32,250	18,500
Total current assets	37,638	301,384

Cash and cash equivalents held in trust	61,685,151	61,671,868
Prepaid expenses	10,796	19,921
Total assets	$61,733,585	$61,993,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$158,002	$12,614
Accounts payable - related party	20,976	20,251
Note payable - related party	100,000	-
Franchise taxes payable	-	83,150
State capital taxes payable	-	70,000
Total liabilities	278,978	186,015
Common Stock, subject to possible conversion, 5,620,923 shares at conversion value(1)	56,670,264	56,670,264
Commitments
Stockholders’ equity:
Preferred Stock, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	-	-
Common Stock, $0.0001 par value, 55,000,000 authorized shares and 2,220,932 issued and outstanding shares (which excludes 5,620,923 shares subject to possible conversion)	223	223
Additional paid-in capital	5,484,666	5,484,666
Deficit accumulated during the development stage	(700,546)	(347,995)
Total stockholders’ equity	4,784,343	5,136,894
Total liabilities and stockholders’ equity	$61,733,585	$61,993,173

(1)	As a result of repurchases of shares of common stock through June 30, 2012, in connection with the Company's Share Repurchase Plan (Note 1), aggregate shares of common stock subject to possible conversion are 5,620,923.

The Accompanying Notes are an Integral Part of these Condensed Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

Condensed StatementS of Operations

(Unaudited)

				For the period	For the period
				February 2,	February 2,
			Six months	2011	2011
	Three months ended June 30,		ended June	(Inception) to	(Inception) to
	2012	2011	30, 2012	June 30, 2011	June 30, 2012
Operating and formation costs:
General and administrative expenses	$148,044	$8,757	$305,884	$9,281	$593,893
General and administrative expenses - related party	30,000	2,000	60,000	2,000	122,000
Loss from operations	(178,044)	(10,757)	(365,884)	(11,281)	(715,893)

Interest Income	6,898	21	13,333	21	15,347

Net loss	$(171,146)	$(10,736)	$(352,551)	$(11,260)	$(700,546)
Weighted average shares outstanding, basic and diluted(1)	2,220,932	1,763,462	2,220,932	1,748,490
Basic and diluted net loss per share	$(0.08)	$(0.01)	$(0.16)	$(0.01)

 (1) Excludes shares subject to possible conversion.

The Accompanying Notes are an Integral Part of these Condensed Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

CONDENSED Statement of Changes in Stockholders’ Equity
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common stock issued February 25, 2011 at approximately $0.01449 per share for cash	1,725,000	$173	$24,827	$-	$25,000
Sale of 6,000,000 units on June 24, 2011, net of underwriter's discount and offering expenses (includes 5,499,999 shares subject to possible conversion)	6,000,000	600	57,434,189	-	57,434,789
Proceeds from issuance of unit purchase option	-	-	100	-	100
Proceeds from issuance of insider warrants	-	-	3,550,000	-	3,550,000
Sale of 900,000 units on June 27, 2011, net of underwriter's discount and offering expenses (includes 900,000 shares subject to possible conversion)	900,000	90	8,684,910	-	8,685,000
Net proceeds subject to possible conversion (6,399,999 shares)	(6,399,999)	(640)	(64,191,350)	-	(64,191,990)
Repurchase of ordinary shares in accordance with the Company's Repurchase Plan	(783,145)	(78)	(7,539,658)	-	(7,539,736)
Reduction in net proceeds subject to possible conversion (1)	779,076	78	7,521,648	-	7,521,726
Net loss	-	-	-	(347,995)	(347,995)
Balance at December 31, 2011	2,220,932	$223	$5,484,666	$(347,995)	$5,136,894
Net loss	-	-	-	(352,551)	(352,551)
Balance at June 30, 2012	2,220,932	$223	$5,484,666	$(700,546)	$4,784,343

(1)	As a result of repurchases of shares of common stock through June 30, 2012, in connection with the Company's Share Repurchase Plan (Note 1), aggregate shares of common stock subject to possible conversion are 5,620,923.

 The Accompanying Notes are an Integral Part of these Condensed Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

CONDENSED Statement of Cash Flows
(Unaudited)

		For the period	For the period
	For the Six	February 2, 2011	February 2, 2011
	Months Ended	(Inception) to	(Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012

Operating Activities
Net loss	$(352,551)	$(11,260)	$(700,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses	(4,625)	(47,644)	(43,045)
Accrued interest	-	(18)	-
Accounts payable	146,113	75,162	178,978
Franchise taxes payable	(83,150)	-	-
State capital taxes payable	(70,000)	-	-
Net cash (used in) provided by operating activities	(364,213)	16,240	(564,613)

Investing Activities
Investment in restricted cash and cash equivalents	(13,283)	(69,210,000)	(69,224,887)
Amounts from restricted cash and cash equivalents used to repurchase ordinary shares	-	-	7,539,736
Net cash used in investing activities	(13,283)	(69,210,000)	(61,685,151)

Financing Activities
Proceeds from sale of common stock to initial stockholders	-	25,000	25,000
Proceeds from note payable to shareholder	100,000	100,000	200,000
Repayment of note to shareholder	-	(100,000)	(100,000)
Proceeds from Public Offering, net of offering costs	-	66,129,932	66,119,788
Proceeds from Warrant Offering	-	3,550,000	3,550,000
Proceeds from sale of Underwriter Purchase Option	-	100	100
Repurchase of ordinary shares	-	-	(7,539,736)
Net cash provided by financing activities	100,000	69,705,032	62,255,152

Net increase in cash and cash equivalents	(277,496)	511,272	5,388
Cash and cash equivalents, Beginning	282,884	-	-
Cash and cash equivalents, Ending	$5,388	$511,272	$5,388

The Accompanying Notes are an Integral Part of these Condensed Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Condensed Financial Statements

Note 1 — Organization, Plan of Business Operations and Liquidity

Trio Merger Corp. (the “Company”) was incorporated in Delaware on February 2, 2011 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, or other similar business combination, one or more businesses or entities (a “Business Combination”).

The Company is considered to be a development stage company and as such, the condensed financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) topic 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

All activity through June 30, 2012 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.

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

Notes to Condensed Financial Statements

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

As the company repurchased shares, the conversion threshold (of approximately 81.46% as adjusted for repurchases through June 30, 2012) was reduced to a percentage such that at least $5,000,000 of funds held in the Trust Account are released to the Company upon closing of the Business Combination. Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company provides that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Exchange Act), will be restricted from seeking conversion rights with respect to an aggregate of more than 12.5% of the shares of common stock sold in the Offering (but only with respect to the amount over 12.5% of the shares of common stock sold in the Offering). The Company will determine that a “group” exists based on Public Stockholders filing a Schedule 13D or 13G indicating the presence of a group or acknowledging to the Company that they are acting, or intend to act, as a group, or based on other information available to the Company.

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

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Condensed Financial Statements

Pursuant to letter agreements executed June 21, 2011 with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their Founder’s Shares (defined below) upon the Company’s redemption of 100% of the outstanding public shares held by the Public Stockholders.

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as enter into contingent fee arrangements with its vendors. On April 25, 2012 the Company issued a $100,000 principal amount unsecured promissory note to Eric S. Rosenfeld (the “Holder”), the Company’s Chairman and Chief Executive Officer and one of the Company’s Initial Stockholders. The loan is non interest bearing, and is payable in cash or Warrants at the consummation of a Business Combination. The principal balance of the note may be converted, at the holders option, to Warrants at a price of $0.50 per warrant. The terms of these Warrants will be identical to the Insider Warrants. The Company may need to raise additional capital through additional loans or additional investments from its Initial Stockholders, officers, directors, or third parties. None of the Initial Stockholders, officers or directors is under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital as of June 30, 2012 are not sufficient to complete its planned activities for the current year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. The Condensed Balance Sheet data at December 31, 2011 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the Securities and Exchange Commission on April 12, 2012.

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

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Condensed Financial Statements

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three and six months ended June 30, 2012. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Loss Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.”  Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Common shares subject to possible conversion at June 30, 2011 and June 30, 2012 of 6,399,999 and 5,620,923, respectively, have been excluded from the calculation of basic loss per share since such shares, if converted, only participate in their share of the trust earnings.  At June 30, 2012 and June 30, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised and converted into common stock and then share in the earnings of the Company.  As a result, diluted loss per common share is the same as basic loss per common share for the period.  The Company has not considered the effect of warrants to purchase 14,000,000 shares of common stock or the unit purchase option described in Note 3 in the calculation of diluted loss per share, since the exercise of the warrants and the unit purchase option are contingent upon the occurrence of future events.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000.  At June 30, 2012, the Company had not experienced losses on these accounts and management believed the Company was not exposed to significant risks on such accounts.

Securities held in Trust Account

At June 30, 2012 and December 31, 2011, the assets in the Trust Account were held in cash and U.S. Treasury Securities with maturities of less than 180 days.

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

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Condensed Financial Statements

Assets Measured at Fair Value on a Recurring Basis

	June 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in Trust Account	$61,685,151	$61,685,151	-	-

Assets Measured at Fair Value on a Recurring Basis

	June 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in Trust Account	$69,209,589	$69,209,589	-	-

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at June 30, 2012 and December 31, 2011, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Condensed Financial Statements

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

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Condensed Financial Statements

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

On April 25, 2012 the Company issued a $100,000 principal amount unsecured promissory note to Eric S. Rosenfeld (the “Holder”), the Company’s Chairman and Chief Executive Officer and one of the Company’s Initial Stockholders. The loan is non interest bearing, and is payable in cash or Warrants at the consummation of a Business Combination. The principal balance of the note may be converted, at the holders option, to Warrants at a price of $0.50 per warrant. The terms of these Warrants will be identical to the Insider Warrants.

Note 5 —Commitments

The Company presently occupies office space provided by an affiliate of the Company’s Chairman and Chief Executive Officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate an aggregate of $10,000 per month for such services commencing on June 24, 2011.

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

As of June 30, 2012, investment securities in the Company’s Trust Account consisted of $25,984,589 (including accrued interest) in United States Treasury Bills and $35,700,562 in a “held as cash” account. As of December 31, 2011, investment securities in the Company’s Trust Account consisted of $25,994,798 (including accrued interest) in United States Treasury Bills and $35,677,070 in a “held as cash” account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Condensed Financial Statements

Note 7 —Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2012, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. In connection with the organization of the Company, a total of 1,437,500 shares of the Company’s common stock were sold to the Initial Stockholders at a price of approximately $0.01739 per share for an aggregate of $25,000 (the “Founder’s Shares”). Effective June 21, 2011, the Company’s Board of Directors authorized a stock dividend of 0.2 shares for each outstanding share of common stock. Pursuant to the Share Repurchase Plan, the Company repurchased 783,145 shares of common stock at an aggregate purchase price of $7,539,736. On March 14, 2012, the Company’s Board of Directors elected to terminate the Share Repurchase Plan in order to pursue a listing on a national securities exchange. As of June 30, 2012, a total of 7,841,855 shares were issued and outstanding, which includes 5,620,923 shares subject to conversion.

Note 8 —Subsequent Events

Management evaluates subsequent events that have occurred after the balance sheet date through the date the financial statements were publicly available to determine if events or transactions occurring require potential adjustment to or disclosure in the financial statements and has concluded that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes to the condensed financial statements except as discussed in this note.

Item 2. Management’s Discussion and Analysis

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

We incurred a net loss of approximately $171,100 for the three month period from April 1, 2012 until June 30, 2012. This net loss was largely composed of interest income of approximately $6,900, which was offset by Delaware Franchise Taxes of approximately $50,600, New York State taxes of $35,000, legal expenses of approximately $31,600, accounting expenses of $8,400 and monthly administrative fees to Crescendo Advisors II, LLC (which is owned by our Chairman and Chief Executive Officer, Eric S. Rosenfeld) of $30,000. During the period from April 1, 2011 to June 30, 2011, we incurred a net loss of approximately $10,700, which was composed of business startup costs and $2,000 in monthly administrative fees to Crescendo Advisors II, LLC.

We incurred a net loss of approximately $352,600 for the six month period from January 1, 2012 until June 30, 2012. This net loss was largely composed of interest income of approximately $13,300, which was offset by Delaware Franchise Taxes of approximately $50,600, NASDAQ listing fees of approximately $54,200, legal expenses of approximately $79,400, New York State taxes of $35,000, accounting expenses of $28,400 and monthly administrative fees to Crescendo Advisors II, LLC (which is owned by our Chairman and Chief Executive Officer, Eric S. Rosenfeld) of $60,000. During the period from February 2, 2011 (inception) to June 30, 2011, we incurred a net loss of approximately $11,300, which was composed of business startup costs and $2,000 in monthly administrative fees to Crescendo Advisors II, LLC.

We incurred a net loss of approximately $700,500 for the period from February 2, 2011 (inception) until June 30, 2012. This net loss was largely composed of interest income of approximately $15,300, which was offset by marketing expenses of approximately $58,600, monthly administrative fees to Crescendo Advisors II, LLC of $122,000, Delaware Franchise Taxes of approximately $134,000, New York state taxes of 105,000, NASDAQ listing fees of $59,000, accounting expenses of $50,900 and legal expenses of approximately $95,800.

Liquidity and Capital Resources

As of June 30, 2012, we had $5,388 in our operating bank account. In addition, we had $61,685,151 in restricted cash and equivalents held in trust to be used for a Business Combination or to convert our common shares, in certain circumstances, through June 30, 2012. We have used $7,539,736 of trust funds to repurchase 783,145 common shares in accordance with our 10b5-1 plan. On March 14, 2012, the Company’s Board of Directors elected to terminate the 10b5-1 share repurchase plan in order to pursue a listing on a national securities exchange. As a result of the repurchases through March 14, 2012, the full pro rata redemption price has increased to approximately $10.08 per share. We intend to use the remainder of the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of June 30, 2012, U.S Treasury Bills with one month, three month, and six month maturities were yielding approximately 0.04%, 0.09%, and 0.16%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Until consummation of our initial business combination, we will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account. On April 25, 2012 the Company issued a $100,000 principal amount unsecured promissory note to Eric S. Rosenfeld (the “Holder”), the Company’s Chairman and Chief Executive Officer and one of the Company’s Initial Stockholders. The loan is non interest bearing, and is payable in cash or Warrants at the consummation of a Business Combination. The principal balance of the note may be converted, at the holders option, to Warrants at a price of $0.50 per Warrant. The terms of these warrants will be identical to the Insider Warrants. In addition, we may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital as of June 30, 2012 are not sufficient to complete its planned activities for the current year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Statement of Cash Flows and (v) Notes to Unaudited Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed "filed" for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

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

Date: August 14, 2012

