Form 10-K
period 2012-12-31
Trio Merger Corp.
filed 2013-03-04
CIK 1514732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-35471

TRIO MERGER CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4867100
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

777 Third Avenue, 37th Floor New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 319-7676

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	The Nasdaq Capital Market

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

Yes ☒ No ☐

As of June 30, 2012 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $59,578,168.

As of February 21, 2013, there were 7,841,855 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

TRIO MERGER CORP.

FORM 10-K

i

PART I

ITEM 1.	BUSINESS.

In this Annual Report on Form 10-K (this “Form 10-K”), references to “Trio” and to “we,” “us” and “our” refer to Trio Merger Corp.

Introduction

Formation

Trio was incorporated on February 2, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more businesses or entities. In connection with its formation, Trio issued an aggregate of 1,437,500 shares of common stock for $25,000 in cash, at a purchase price of approximately $0.02 per share. On June 21, 2011, we effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in 1,725,000 shares outstanding immediately prior to our initial public offering. We sometimes refer to these shares as our “initial shares” and the holders of these shares immediately prior to our initial public offering as our “initial stockholders.”

Initial Public Offering

On June 24, 2011, we closed our initial public offering of 6,000,000 units, with each unit consisting of one share of our common stock, and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. Each warrant will become exercisable upon the completion of an initial business combination and will expire three years after the completion of an initial business combination, or earlier upon redemption. On June 27, 2011, we consummated the sale of an additional 900,000 units which were subject to an over-allotment option granted to the underwriters of our initial public offering. The units from the initial public offering (including the units subject to the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $69,000,000. EarlyBirdCapital, Inc. acted as the representative of the underwriters for the initial public offering. The shares of common stock and warrants comprising the units commenced separate trading on August 2, 2011. We sometimes refer to the shares and warrants sold in our initial public offering as the “public shares” and the “public warrants,” and to the holders thereof as the “public stockholders” and “public warrantholders.”

Simultaneously with the consummation of our initial public offering, we consummated the private sale of 6,500,000 warrants to our initial stockholders and 600,000 warrants to EarlyBirdCapital, Inc. and its designees, in each case at $0.50 per warrant for an aggregate purchase price of $3,550,000. We sometimes refer to the warrants issued to our initial stockholders as the “insider warrants” and the warrants issued to EarlyBirdCapital, Inc. as the “EBC warrants.” The insider warrants and the EBC warrants are identical to the warrants sold in our initial public offering, except that they are exercisable for cash or on a cashless basis, at the holders’ option, and are not redeemable by us, in each case so long as such warrants are held by the initial purchasers or their affiliates. The purchasers have agreed that these warrants will not be sold or transferred by them (except to certain permitted transferees) until after we have completed an initial business combination.

Offering Proceeds Held in Trust

Of the net proceeds from our initial public offering, $65,660,000, plus the $3,550,000 we received from the sale of the insider warrants and EBC warrants, for an aggregate of $69,210,000, was placed in a trust account at UBS Financial Services Inc. and JPMorgan Chase Bank, N.A., and maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except as described below, in the prospectus for our initial public offering and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” these proceeds will not be released until the earlier of the completion of an initial business combination and our redemption of 100% of the outstanding public shares upon our failure to consummate a business combination by June 24, 2013.

As provided in the prospectus for our initial public offering, in accordance with our 10b5-1 share repurchase plan which was in effect until March 14, 2012, Trio released $7,539,736 from the trust account in order to repurchase 783,145 public shares. On March 14, 2012, Trio’s board elected to terminate the 10b5-1 share repurchase plan in order to pursue a national securities exchange listing.

Nasdaq Listing

Commencing after our initial public offering, our common stock, warrants and units were traded on the OTCBB. Effective March 26, 2012, our common stock was listed on the NASDAQ Capital Market. As a condition to listing, our units ceased public trading and were mandatorily separated into their component parts (one share of common stock and one warrant to purchase one share of common stock). Our warrants continue to trade on the OTCBB.

Merger Agreement

On December 10, 2012, Trio entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Trio Merger Sub, Inc., a wholly-owned subsidiary of Trio (“Merger Sub”), SAExploration Holdings, Inc. (“SAE”) and CLCH, LLC, the holder of a majority of SAE’s outstanding common stock and all of SAE’s outstanding Series A Preferred Stock (“CLCH”). Upon the consummation of the transactions contemplated by the Merger Agreement, SAE will be merged with and into Merger Sub, with Merger Sub surviving the merger and remaining a wholly-owned subsidiary of Trio. Upon the consummation of the merger contemplated by the Merger Agreement, Trio will change its name to “SAExploration Holdings, Inc.”

SAE is a geophysical services company offering seismic data acquisition services to the oil and gas industry in North America, South America, and Southeast Asia. SAE provides a full range of services related to the acquisition of 2D, 3D and 3C (Multi-Component) seismic data projects on land, in transition zones between land and water and in shallow water.

The merger is expected to be consummated in the second quarter of 2013, after the required approval by the stockholders of Trio and the fulfillment of certain other conditions, as described in our Current Report on Form 8-K filed on December 11, 2012 (the “Merger Form 8-K”) and in the Merger Agreement.

The description of the Merger Agreement and the transactions contemplated thereby contained in the Merger Form 8-K is incorporated herein by reference.

Warrant Exchange

As a condition to entering into the Merger Agreement, SAE required that we effectuate certain changes with respect to our outstanding warrants. Accordingly, to accommodate such requirement and induce SAE to enter into the Merger Agreement, we obtained the written consent from registered holders of a majority of our outstanding warrants to increase the exercise price of such warrants to $12.00 per share and increase the redemption price of such warrants to $15.00 per share. Such amendments will become effective upon consummation of the merger with SAE. Additionally, Trio has agreed to offer holders of Trio’s warrants the right to exchange their warrants for shares of Trio common stock, at the rate of ten warrants for one share of Trio common stock. We sometimes refer to this exchange offer as the “warrant exchange.” The parties will seek to commence the warrant exchange as soon as practicable after the closing of the merger. The warrantholders who consented to the amendment to the warrants also have agreed to participate in the warrant exchange with respect to the warrants held by them. Any warrants remaining outstanding after the consummation of the warrant exchange will continue to have the same terms as currently set forth in such warrants except as modified by the amendments to the exercise and redemption prices described above. Additionally, the holders of the unit purchase options to purchase 600,000 units (each consisting of one share of our common stock and one warrant) at $11.00 per unit, which were issued to the underwriters at the closing of our initial public offering, have agreed to exchange their purchase options for an aggregate of 100,000 shares at the closing of the merger with SAE.

Effecting a Business Combination

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. Trio’s board of directors determined that this test was met in connection with its business combination with SAE.

Approval of Business Combination

Under our amended and restated certificate of incorporation, in connection with any proposed business combination, we may either (i) seek stockholder approval of an initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, or (ii) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote), in each case subject to the limitations described in the prospectus for our initial public offering. Trio’s board of directors has determined to seek stockholder approval of its business combination with SAE. Accordingly, in connection with the business combination with SAE, stockholders may seek to convert their shares at the stockholder meeting to be called to approve the business combination. Trio will not provide stockholders the opportunity to sell their shares to it by means of a tender offer.

Voting Restrictions in Connection with Stockholder Meeting

In connection with the vote for the proposed business combination with SAE, all of our initial stockholders, as well as all of our officers and directors, have agreed to vote the initial shares as well as any shares of common stock acquired in the aftermarket in favor of such proposed business combination.

None of our officers, directors, initial stockholders or their affiliates has purchased any shares of common stock in the open market or in private transactions. However, at any time prior to the meeting, during a period when they are not then aware of any material nonpublic information regarding Trio or its securities, Trio, the Trio initial stockholders, SAE or SAE’s stockholders and/or their respective affiliates may purchase shares from institutional and other investors who vote, or indicate an intention to vote, against the business combination with SAE, or execute agreements to purchase such shares from them in the future, or they may enter into transactions with such persons and others to provide them with incentives to acquire shares of Trio’s common stock or vote their shares in favor of the business combination with SAE. Trio may use the funds disbursed from the trust account upon the closing of the merger to fund such agreements and transactions.

The purpose of such share purchases and other transactions would be to increase the likelihood of satisfaction of the requirements that the holders of a majority of the public shares present and entitled to vote at the meeting to be called to approve the business combination with SAE vote in its favor and that holders of 5,620,923 or fewer of the public shares demand conversion of their public shares into cash, where it appears that such requirements would otherwise not be met. All shares repurchased by us or our affiliates pursuant to such arrangements would be voted in favor of the proposed business combination. As of the date of this Form 10-K, there have been no such discussions and no agreements to such effect have been entered into with any such investor or holder.

Conversion Rights

Under our amended and restated certificate of incorporation and in connection with the business combination with SAE, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, for a portion of the funds in the trust account.

Any stockholder holding public shares as of the record date of the meeting to be called to approve such business combination who affirmatively votes against the business combination may demand that we convert such shares into $10.00 in cash. Any stockholder holding public shares as of the record date of such meeting who votes in favor of the business combination may demand that we convert such shares into a full pro rata portion of the trust account (which was approximately $10.08 per share as of December 31, 2012), calculated as of two business days prior to the anticipated consummation of the business combination. In this way, we provide a financial incentive to public stockholders to vote in favor of the business combination with SAE, thereby making it more likely that the business combination will be approved and consummated. If a holder properly seeks conversion as described in this section and the business combination is consummated, we will convert these shares into $10.00 in cash or a pro rata portion of funds deposited in the trust account, as applicable.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act), will be restricted from seeking conversion rights with respect to more than 12.5% of the public shares. Accordingly, all public shares in excess of 12.5% held by a public stockholder will not be converted to cash.

Our initial stockholders will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether initial shares or shares purchased by them in the aftermarket.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting stockholder. In the event the proposed business combination is not consummated this may result in an increased cost to stockholders.

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

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights will not be entitled to convert their shares into $10.00 or a full pro rata portion of the trust account, as applicable, in connection with the initial business combination. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Under our amended and restated certificate of incorporation, if we do not complete the business combination with SAE or another initial business combination by June 24, 2013, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to an amount described below, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If the merger with SAE or another proposed business combination that Trio presents to its stockholders for approval ultimately is not completed, the public stockholders that either voted against the last proposed business combination before redemption or did not vote on such business combination or sought to sell their shares to us in any tender offer commenced in connection with such proposed business combination shall be entitled to receive only $10.00 per share, and those public stockholders who either voted for the proposed business combination or did not seek to sell their shares to us in any tender offer and continued to hold their shares until redemption shall be entitled to receive a pro rata share of the trust account (which is approximately $10.08 per share as of December 31, 2012) plus any additional pro rata interest earned on the funds held in the trust account and not released to us for our working capital requirements or necessary to pay our taxes.

Each of our initial stockholders has agreed to waive its rights to participate in any distribution from our trust account or other assets with respect to the initial shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless if we are liquidated.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public stockholders. Although we have obtained waiver agreements from certain vendors and service providers we have engaged and owe money to, and the prospective target businesses we have negotiated with, including SAE, whereby such parties have waived any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, and although we will seek such waivers from vendors we engage in the future, there is no guarantee that they or other vendors who did not execute such waivers will not seek recourse against the trust account notwithstanding such agreements. Eric S. Rosenfeld, our Chairman and Chief Executive Officer, has agreed, pursuant to an agreement with us and EarlyBirdCapital, Inc. that he will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or target business has not executed such a waiver. We cannot assure you that he would be able to satisfy those obligations. Accordingly, the actual per-share redemption price could be less than approximately $10.08, plus interest, due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least approximately $10.08 per share.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time periods or if the stockholders seek to tender or have us convert their respective shares for cash upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination by June 24, 2013 may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination by June 24, 2013 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the expiration of the time periods described above and, therefore, we do not intend to comply with the procedures required by Section 280 of the Delaware General Corporation Law. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Competition

If we succeed in effecting a business combination with SAE, there will be, in all likelihood, intense competition from its competitors. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively. Information regarding SAE’s competition will be set forth in the proxy statement for the meeting to be called to approve the business combination and in other future filings.

Prior to a business combination, we may encounter intense competition from other entities having a business objective similar to ours in identifying, evaluating and selecting another target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

·	our obligation to seek stockholder approval of a business combination or enter into a tender offer may delay the completion of a transaction;

·	our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and

·	our outstanding warrants and unit purchase option, and the potential future dilution they represent.

In addition, if the business combination with SAE is not completed, we will have limited period of time to negotiate and consummate another business combination. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

Facilities

We maintain our principal executive offices at 777 Third Avenue, 37th Floor, New York, New York 10017. The cost for this space is included in the $10,000 per-month fee Crescendo Advisors II, LLC began charging us for general and administrative services commencing on June 24, 2011 pursuant to a letter agreement between us and Crescendo. We believe, based on rents and fees for similar services in New York, that the fee charged by Crescendo is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations. As of December 31, 2012, the aggregate cash fee paid to Crescendo Advisors II was $162,000 and an additional $20,000 has been accrued. Trio will cease to pay this fee upon the closing of the business combination with SAE. Upon consummation of the business combination with SAE, the principal executive offices of Trio will be located at 3333 8th Street SE, 3rd floor, Calgary Alberta, T2G 3A4.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of the business combination with SAE or another business combination.

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

In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to the merger with SAE. In addition, if we succeed in effecting the merger, we will face additional and different risks and uncertainties related to the business of SAE. Such material risks will be set forth in the proxy statement that we will file with the SEC in connection with the meeting to be called to approve the merger.

We are a development stage company with no operating history, and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date. Our business objective is to acquire an operating business; however, until such time as SAE or another operating business is acquired, you will have no basis of evaluating the value of your investment. We have no present revenue, and our cash and working capital as of December 31, 2012 are not sufficient to complete our planned activities for the upcoming year. These conditions raise substantial doubt about our ability to continue as a going concern.

If we are unable to consummate a business combination, our public stockholders may be forced to wait until June 24, 2013 or later before receiving distributions from the trust account.

We have until June 24, 2013 to complete the business combination with SAE or another target business. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to tender or convert their shares. Only after the expiration of this full time period will public stockholders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date.

While our board of directors has decided to seek stockholder approval of the business combination with SAE, if such business combination is not consummated, our public stockholders may not be afforded an opportunity to vote on another proposed business combination.

While our board of directors has decided to seek stockholder approval of the business combination with SAE, if such business combination is not consummated, in connection with another proposed business combination, we will either (i) seek stockholder approval of an initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, or (ii) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote), in each case subject to the limitations described elsewhere in this Form 10-K and the prospectus for our initial public offering. Accordingly, it is possible that we will consummate an initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval.

In connection with the business combination with SAE, we will issue shares of common stock and debt securities, which will reduce the equity interest of our stockholders and cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorize the issuance of up to 55,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are 31,958,145 authorized but unissued shares of common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants and unit purchase options). Upon consummation of the business combination with SAE, we have agreed to issue 6,448,413 shares of common stock (and up to 992,064 additional shares if certain EBITDA targets are achieved by the combined company) and a promissory note for $17,500,000 to the holders of SAE’s common stock, as well as a cash payment of $7,500,000 to SAE’s common stockholders and a cash payment of $5,000,000 to SAE’s Series A preferred stockholder.

Furthermore, if the business combination with SAE is not consummated, in connection with another business combination, we may issue a substantial number of shares of common stock or shares of preferred stock, or a combination of shares of common stock and shares of preferred stock, to complete such business combination. The issuance of shares of common stock or preferred stock:

·	may significantly reduce the equity interest of our existing investors;

·	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

·	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

·	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

·	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

·	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

·	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

·	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

Notwithstanding the foregoing, prior to the consummation of our initial business combination, we may not issue any shares of common stock or any securities convertible into common stock or any securities which participate in or are otherwise entitled in any manner to any of the proceeds in the trust account.

The funds held in the trust account have not earned significant interest and, as a result, we have been forced to rely on loans from our initial stockholders to complete our business combination with SAE (or to fund our search for another target business and complete a business combination with such business). Our initial stockholders are not obligated to provide any additional loans.

As of December 31, 2012, we had approximately $8,400 available to us outside the trust account to fund our working capital requirements; however, we also had approximately $905,700 in payables. We are permitted to withdraw interest being earned on the proceeds held in the trust account to provide us with additional working capital to complete our business combination with SAE (or to identify one or more other target businesses and to complete our initial business combination with such businesses), as well as to pay any tax obligations that we may owe. However, interest rates on permissible investments for us have been less than 0.2% over the last several months. Accordingly, the funds held outside of the trust account and the interest earned on the funds held in the trust account have not been sufficient to finance our operations to date and, as of December 31, 2012, we have borrowed $300,000 from Eric S. Rosenfeld, our chairman and chief executive officer, on substantially the terms described below. It is likely that we will need to borrow additional funds from our officers, directors, initial stockholders or their affiliates prior to the completion of a business combination. Our officers, directors, initial stockholders or their affiliates may, but are not obligated to, loan us such funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $500,000 of the notes (an additional $200,000 in excess of the $300,000 already issued to Mr. Rosenfeld) may be converted into warrants at a price of $0.50 per warrant. If our officers, directors, initial stockholders and their affiliates decline to make such further loans, we may be forced to cease our efforts to complete the business combination with SAE or search for another target business.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.08.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination within the required time periods, Eric S. Rosenfeld has agreed that he will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or prospective target business does not execute such a waiver. However, he may not be able to meet such obligation. Therefore, the per-share distribution from the trust account in such a situation may be less than the $10.08 per share held in the trust account as of December 31, 2012, plus any additional interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least the $10.08 per share held in the trust account as of December 31, 2012.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Under our amended and restated certificate of incorporation provides that we will continue in existence only until June 24, 2013. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants, public holders who do not elect to exchange their warrants in the warrant exchange that will commence shortly after the proposed merger with SAE is completed will only be able to exercise such warrants on a “cashless basis.”

If a warrantholder does not elect to exchange their warrants in the warrant exchange that will commence shortly after the consummation of the proposed merger between Trio and SAE, and we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, such holder will only be able to exercise its warrants on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933. As a result, the number of shares of common stock that holders will receive upon exercise of the public warrants will be fewer than it would have been had such holder exercised his warrants for cash. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced.

Investors who elect not to exchange their warrants in the warrant exchange that will commence shortly after the proposed merger with SAE is completed will only be able to exercise their warrants if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of their states of residence.

No public warrants will be exercisable for cash and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If a warrantholder does not elect to exchange their warrants in the warrant exchange that will commence shortly after the consummation of the proposed merger between Trio and SAE, and the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holder resides, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We amended the exercise price and redemption price of the warrants by written consent of a majority of the registered holders, effective upon the completion of the business combination with SAE. We may further amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants (including the insider warrants and EBC warrants) in order to make any change that adversely affects the interests of the registered holders. In accordance with this provision, pursuant to a written consent from registered holders of a majority of Trio’s outstanding warrants, we amended the warrants to increase the exercise price of such warrants to $12.00 per share and increase the redemption price of such warrants to $15.00 per share, effective upon the completion of the business combination with SAE. We may further amend the terms of the warrants in a manner adverse to a holder if the holders of a majority of the warrants approve of such amendment.

If we do not complete the business combination with SAE, since we are not limited to a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

If we do not complete the business combination with SAE, we may consummate a business combination with a company in any region or industry we choose. Accordingly, if we do not complete the business combination with SAE, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our business combination with SAE or another initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs (although we expect them to devote approximately 10 hours per week to our business) and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including completing the business combination with SAE or, if such business combination is not completed, identifying another potential business combination and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

If we consummate the business combination with SAE, Eric S. Rosenfeld, our chief executive officer, and David D. Sgro, our chief financial adviser, will remain as members of our board of directors and Arnaud Ajdler, one of our initial stockholders, will become a member of the board. If the business combination with SAE is not completed, the role of our key personnel after a business combination cannot presently be ascertained. Although Messrs. Rosenfeld, Sgro and Ajdler will serve as directors following the business combination with SAE (and some of our key personnel may serve in senior management or advisory positions following another business combination, if the business combination with SAE is not completed), most of the management of SAE (or of another target business, if the business combination with SAE is not completed) will remain in place. While we have closely scrutinized the individuals from SAE who will remain in senior management and advisory positions after the business combination with SAE, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals are not familiar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations. Similar risks could arise with individuals that remain in senior management and advisory positions after another business combination, if the business combination with SAE is not completed.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

SAE operates in the seismic data acquisition industry in the U.S. and certain foreign markets. We cannot assure you that our officers and directors have enough experience or sufficient knowledge relating to SAE or its industry to make an informed decision regarding the business combination with SAE, and we did not engage consultants or advisors with experience in the industry. Accordingly, our management may not have properly analyzed the risks attendant with SAE’s business. While our board of directors believes that the business combination with SAE is in our stockholders’ best interest, as a result of the foregoing, the business combination with SAE may not prove to be so. If we do not complete the business combination with SAE, we may consummate a business combination with a target business in any geographic location or industry we choose and, therefore, similar risks may arise. If we become aware of another potential business combination outside of the geographic location or industry where our officers and directors have their most experience, our management may determine to retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether or not to proceed with such a business combination. However, our management is not required to engage such consultants and advisors in any situation.

If the business combination with SAE is not completed and we enter into a business combination with another target business, our key personnel may negotiate employment or consulting agreements with a target business in connection with another business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel have not entered into any employment or consulting agreements with us or SAE in connection with the proposed business combination with SAE. However, if the business combination with SAE is not completed and we enter into a business combination with another target business, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

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

Our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which, if the business combination with SAE is not completed, may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. As a result, a potential target business may be presented to another entity prior to its presentation to us and this may negatively impact our ability to complete a business combination.

Our officers’ and directors’ personal and financial interests may influence their motivation in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own initial shares. Such individuals have waived their right to receive distributions from the trust account with respect to their initial shares if we are unable to consummate a business combination. Accordingly, the initial shares, as well as the insider warrants, and any warrants purchased by our officers or directors in the aftermarket will be worthless if we do not consummate a business combination with SAE or another target business. The personal and financial interests of our directors and officers may have influenced their motivation in entering into a business combination with SAE and may influence their motivation in timely identifying and selecting a target business and completing another business combination if the business combination with SAE is not completed. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Unless we complete a business combination with SAE or another target business, our officers, directors, initial stockholders and their affiliates will not receive reimbursement for any out-of-pocket expenses they incur on our behalf if such expenses exceed the available funds held outside of the trust and the interest income that may be released to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements. Therefore, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our officers, directors, initial stockholders and their affiliates will be entitled to reimbursement of out-of-pocket expenses incurred by them in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations. However, they will not receive such reimbursement to the extent that such expenses exceed the amount held outside of the trust account and interest income on the trust account balance that may be released to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements. These individuals have negotiated the repayment of any such expenses upon completion of the business combination with SAE, which may have caused them to view the business combination with SAE more favorably. If the business combination with SAE is not completed, these individuals may negotiate the repayment of some or all of any such expenses in connection with another business combination. If the target business’ owners do not agree to such repayment, this could cause our officers and directors to view such potential business combination unfavorably. Additionally, in order to meet our working capital needs, if the funds not held in the trust account are insufficient, our officers, directors, initial stockholders or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. If we do not complete a business combination, the loans will be forgiven. As of February 21, 2013, Eric S. Rosenfeld, our chairman of the board and chief executive officer, has made an aggregate of $300,000 of such loans. Accordingly, the personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination with SAE or another target business.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

We will acquire a single business in the business combination with SAE. If the business combination with SAE is not completed, we still may only be able to complete one business combination with the proceeds of our initial public offering. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

·	solely dependent upon the performance of a single business, or

·	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if the business combination with SAE is not completed and we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If the business combination with SAE is not completed and another business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise conversion rights or alternatively seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion or sales, or we may need to arrange third party financing to help fund our business transaction. In the event that the business combination involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

Under the terms of the Merger Agreement, the business combination with SAE requires us to use $7,500,000 of our cash to pay a portion of the merger consideration to the holders of SAE’s common stock and $5,000,000 of our cash to pay the merger consideration to the holder of SAE’s Series A preferred stock. If, because of payments made to converting stockholders and other transaction costs, there are insufficient funds to pay the $12,500,000 cash portion of the merger consideration (and SAE has not elected to terminate the Merger Agreement because we will have less than $30,000,000 in cash on hand immediately prior to the merger, after accounting for certain payments, including the payments to converting stockholders), we may need to raise additional financing in order to consummate the merger. There can be no assurance that we will be able to raise such additional financing on favorable terms or at all.

At the meeting to be called to approve the business combination with SAE, public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 12.5% of the public shares.

At the meeting to be called to approve the business combination with SAE (or at a meeting to be called to approve another business combination, if the business combination with SAE is not completed and we determine to seek stockholder approval of such business combination), we will offer each public stockholder (but not holders of our initial shares) the right to have his, her, or its shares of common stock converted into cash. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 12.5% of the public shares. Accordingly, if you hold more than 12.5% of the public shares and a proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold the shares in excess of 12.5% or sell them in the open market. We cannot assure you that the value of such excess shares will appreciate over time following a business combination or that the market price of our shares of common stock will exceed the per-share conversion price.

We have purchased shares using trust fund proceeds outside the safe harbor provisions of Rule 10b-18 under the Exchange Act, which could subject us to liability under the Exchange Act. This could cause the proceeds held in the trust account to be reduced and the per-share redemption price received by stockholders to be less than approximately $10.08.

As described elsewhere in this Form 10-K, we were permitted to withdraw, and withdrew, trust fund proceeds to purchase shares of common stock. Such purchases were not made under Rule 10b-18 under the Exchange Act, which provides for a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Accordingly, we may be subject to liability as a result of our purchases, which could cause the proceeds held in the trust account to be reduced and the per-share redemption price received by stockholders to be less than approximately $10.08 per share held in the trust account as of December 31, 2012.

We may use funds in our trust account to repurchase shares at the closing of our business combination with SAE or another target business from holders who have indicated an intention to convert their shares.

If holders of public shares indicate an intention to vote against the business combination with SAE (or, if the business combination with SAE is not completed, against another proposed business combination for which we seek stockholder approval) and/or seek conversion of their shares into cash, we may privately negotiate arrangements to provide for the repurchase of such shares at the closing of the business combination using funds held in the trust account provided that any such purchases will not reduce the per-share amount otherwise payable to holders that have properly effectuated their conversion rights. We will pay no more than the pro rata portion of the trust account to repurchase such shares (plus any fees we may need to pay an aggregator to assist us with repurchasing such shares). The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that the holders of a majority of our shares of common stock outstanding vote in favor of a proposed business combination and that holders of fewer than 5,620,923 shares (approximately 91.9% of the total number of public shares currently outstanding) demand conversion of their shares into cash where it appears that such requirements would otherwise not be met. This may result in the approval of a business combination that may not otherwise have been possible. Additionally, as a consequence of such repurchases,

·	the funds in our trust account that are so used will not be available to us after the merger; and

·	the public “float” of our shares of common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the quotation, listing or trading of our securities on a national securities exchange.

Public stockholders that either vote against a proposed initial business combination or seek to sell their shares to us in a tender offer may receive less than public stockholders that either voted in favor of such initial business combination or did not seek to sell their shares to us in a tender offer.

At the meeting to be called to approve the business combination with SAE (or if the business combination with SAE is not completed, at a meeting called to approve another business combination), any public stockholder voting against such proposed business combination will be entitled to demand that his shares be converted for $10.00 per share. In addition, any public stockholder will have the right to vote for the proposed business combination and demand that his shares be converted for a full pro rata portion of the amount then in the trust account (as of December 31, 2012, $10.08 per share), plus any additional pro rata interest earned on the funds held in the trust account and not released to us or necessary to pay our taxes.

If we are unable to complete an initial business combination within the required time periods and are forced to redeem the then outstanding public shares and we previously presented a proposed business combination to public stockholders, public stockholders that either voted against the last proposed business combination before redemption, or did not vote on such business combination, or sought to sell their shares to us in any tender offer commenced in connection with such proposed business combination shall be entitled to receive only $10.00 per share, and those public stockholders who either voted for the proposed business combination or did not seek to sell their shares to us in any tender offer and continued to hold their shares until redemption shall be entitled to receive a pro rata share of the trust account (as of December 31, 2012, $10.08 per share) plus any additional pro rata interest earned on the funds held in the trust account and not released to us for our working capital requirements or necessary to pay our taxes.

The foregoing provides a financial incentive to public stockholders to vote in favor of any proposed initial business combination and potentially to not seek to sell their shares to us in a tender offer. Accordingly, this may make it more likely that we will be able to consummate our initial business combination.

In connection with the meeting to be called to approve the business combination with SAE, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with the meeting to be called to approve the business combination with SAE (or if the business combination with SAE is not completed, at a meeting called to approve another business combination), we may require public stockholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with the meeting to be called to approve the business combination with SAE, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If, in connection with the meeting to be called to approve the business combination with SAE (or if the business combination with SAE is not completed, in connection with a meeting called to approve another business combination), we require public stockholders who wish to convert their shares to comply with specific requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

If the business combination with SAE is not consummated, because of our limited resources and structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

If the business combination with SAE is not consummated, we expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that, if the business combination with SAE is not consummated, there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of a business combination or engaging in a tender offer in connection with a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and unit purchase options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. In addition, if the business combination with SAE is not completed, we will have a limited period of time to negotiate and consummate another business combination. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

If, because of payments made to converting stockholders and other transaction costs, there are insufficient funds to pay the $12,500,000 cash portion of the merger consideration, and SAE has not elected to terminate the Merger Agreement because we will have less than $30,000,000 in cash on hand immediately prior to the merger, we may need to raise additional financing. In addition, if the business combination with SAE is not completed, we cannot ascertain the capital requirements for any particular future transaction. We may be required to seek additional financing to complete any such transaction. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders collectively own 22.0% of our issued and outstanding shares of common stock. None of our officers, directors, initial stockholders or their affiliates has indicated any intention to purchase any shares of common stock from persons in the open market or in private transactions. However, our officers, directors, initial stockholders or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to assist us in consummating our initial business combination. In connection with any vote for a proposed business combination, all of our initial stockholders, as well as all of our officers and directors, have agreed to vote their initial shares as well as any shares of common stock acquired in the aftermarket in favor of such proposed business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. At the meeting to be called to approve the business combination with SAE, though we intend to retain our “staggered” board, we intend to elect directors to all three classes, with the first class expiring at the first annual meeting thereafter, the second class expiring at the second annual meeting thereafter, and the third class expiring at the third annual meeting thereafter, with each class then serving for a term of three years. However, if we do not hold the meeting or we do not elect directors at the meeting, because we have not held an annual meeting since our formation, a stockholder could submit an application to the Delaware Court of Chancery after March 2012 to require us to hold such a meeting. This application would be summarily approved by the Court of Chancery and such Court could then issue orders calling for the meeting to be held and setting forth the time and place of such meeting and the record date for determination of stockholders entitled to vote at such meeting. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants and unit purchase option and the warrants issuable upon conversion of our outstanding promissory notes, may have an adverse effect on the market price of shares of common stock and make it more difficult to effect a business combination.

We have issued the warrants to purchase 6,900,000 shares of common stock as part of the units sold in our initial public offering, the insider warrants to purchase 6,500,000 shares of common stock and the EBC warrants to purchase 600,000 shares of common stock. We also have issued a unit purchase options to purchase 600,000 units to the underwriters, which, if exercised, will result in the issuance of 600,000 shares and 600,000 warrants to purchase an additional 600,000 shares. We may also issue additional warrants to our officers, directors, initial stockholders or their affiliates upon conversion of promissory notes issued to such persons for loans made to supplement our working capital requirements, as described elsewhere in this Form 10-K and the prospectus for our initial public offering. As of February 21, 2013, $300,000 in promissory notes were outstanding. If the business combination with SAE is not completed, to the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of another target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and unit purchase option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants or the unit purchase options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. Furthermore, if the business combination with SAE is completed, the underwriters and the holders of the insider warrants have agreed to exchange the unit purchase options, the insider warrants and the EBC warrants for shares of our common stock, as described above (which would result in the issuance of 810,000 shares of common stock upon completion of the exchange). If and to the extent the insider warrants or the public warrants are exercised or the shares are issued in the warrant exchange, you may experience dilution to your holdings.

We may redeem the warrants at a time that is not beneficial to public investors.

If a warrantholder does not elect to exchange its warrants in the warrant exchange, we may call such warrants for redemption at any time after Trio’s stock trades at or above $15.00 for any 20 out of 30 consecutive trading days. If we call the public warrants for redemption, public stockholders who do not elect to exchange their warrants in the warrant exchange may be forced to accept a nominal redemption price or sell or exercise the warrants when they may not wish to do so.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If a warrantholder does not elect to exchange its warrants in the warrant exchange, and we call our public warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our initial stockholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our initial stockholders exercise their registration rights with respect to their securities, it may have an adverse effect on the market price of our shares of common stock and, if the business combination with SAE is not completed, the existence of these rights may make it more difficult to effect a business combination with another target business.

Our initial stockholders are entitled to make a demand that we register the resale of their initial shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the purchasers of the insider warrants and EBC warrants are entitled to demand that we register the resale of the shares of common stock they receive in the warrant exchange at any time after we consummate a business combination. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, if the business combination with SAE is not completed, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”). Since we have invested the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States treasuries. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

·	restrictions on the nature of our investments; and

·	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

·	registration as an investment company;

·	adoption of a specific form of corporate structure; and

·	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

SAE is privately held, which presents certain challenges to us, including the lack of available information about the company.

SAE is privately held and, if the business combination with SAE is not completed, we may complete a business combination with another target business that is privately held. Generally, very little public information exists about such companies, and we are required to rely on the ability of our management team to obtain adequate information to evaluate the potential returns from investing in one of these companies. If we were unable to uncover all material information about SAE (or we are unable to do so in connection with another such target business), we may not have made a fully informed investment decision with respect to SAE (or we may not do so with respect to another such target business), and we may lose money on our investments.

If we effect the business combination with SAE or with another company with operations located outside of the United States, we will be subject to a variety of additional risks that may negatively impact our business operations and financial results.

SAE’s business includes operations in the United States and foreign jurisdictions, including Canada, Bolivia, Colombia, Peru, Brazil, New Zealand and Papua New Guinea. If the business combination with SAE is not completed, we may effect a business combination with another target company located outside of the United States. If the business combination with SAE or another business combination with a foreign company located outside of the United States is completed, we will be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

·	rules and regulations or currency redemption or corporate withholding taxes on individuals;

·	tariffs and trade barriers;

·	regulations related to customs and import/export matters;

·	longer payment cycles;

·	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

·	currency fluctuations;

·	challenges in collecting accounts receivable;

·	cultural and language differences; and

·	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with SAE or anther company with operations located outside of the United States, the laws applicable to such company will likely govern some or all of our material agreements and we may not be able to enforce our legal rights.

SAE’s business includes operations in the United States and foreign jurisdictions, including Canada, Bolivia, Colombia, Peru, Brazil, New Zealand and Papua New Guinea. If the business combination with SAE is completed or we effect a business combination with another company located outside of the United States, the laws of the country in which SAE or such other company operates will govern almost all of the material agreements relating to its operations in such other country. We cannot assure you that SAE or another target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, after the business combination with SAE, a substantial portion of its assets will be located outside of the United States. Furthermore, if the business combination with SAE is not completed and we acquire another company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and a majority of our officers and directors will reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

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

We currently maintain our executive offices at 777 Third Avenue, 37th Floor, New York, New York. The cost for this office is included in the aggregate $10,000 per-month fee Crescendo Advisors II, LLC commenced charging us for office space, utilities and administrative services on June 24, 2011. We believe, based on rents and fees for similar services in the New York metropolitan area, that the fee charged by Crescendo Advisors II, LLC is at least as favorable as we could have obtained from an unaffiliated person. We will continue to pay (or accrue) this fee through the closing of the merger. As of December 31, 2012, aggregate cash paid to Crescendo Advisors II was $162,000 and we have accrued an additional $20,000. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations. Upon consummation of the merger, the principal executive offices of Trio will be located at 3333 8th Street SE, 3rd floor, Calgary Alberta, T2G 3A4.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol TRIO and our warrants are quoted on the Over-the-Counter Bulletin Board under the symbol TMRGW. Effective March 26, 2012, our units ceased public trading and were mandatorily separated into their component parts (one share of common stock and one warrant to purchase one share of common stock). The following table sets forth the high and low sales prices for the common stock and warrants for the periods indicated since the common stock and warrants commenced public trading separately on August 2, 2011.

	Common Stock		Warrants
	High	Low	High	Low
Fiscal 2013:
First Quarter*	$10.04	$9.91	$0.49	$.035

Fiscal 2012:
Fourth Quarter	$10.01	$9.73	$0.70	$0.36
Third Quarter	$11.55	$9.67	$0.75	$0.60
Second Quarter	$9.75	$9.63	$0.85	$0.65
First Quarter	$10.00	$9.60	$0.80	$0.70

Fiscal 2011:
Fourth Quarter	$9.70	$9.60	$0.75	$0.60
Third Quarter	$9.60	$9.50	$0.75	$0.60

* Through February 21, 2013.

Holders

As of December 31, 2012, there were 13 holders of record of our common stock and 14 holders of record of our warrants. Management believes we have in excess of 300 beneficial holders of our securities.

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

If necessary to meet our working capital needs, our officers, directors, initial stockholders or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $500,000 of the notes may be converted into warrants at a price of $0.50 per warrant. The warrants would be identical to the insider warrants. If we do not complete a business combination, the loans will be forgiven. On each of April 25, 2012, September 26, 2012 and November 21, 2012, Eric S. Rosenfeld, our chairman of the board and chief executive officer and one of the initial stockholders, loaned us $100,000, for an aggregate of $300,000 in loans, on the terms described above. If we fail to consummate a business combination, the loans will be unsecured liabilities of the company; however, Mr. Rosenfeld has waived any claim against the trust account.

Initial Public Offering

On March 14, 2011, we filed a registration statement on Form S-1 (File No. 333-172836) for our initial public offering, which was declared effective on June 20, 2011. On June 21, 2011, we filed a new registration statement on Form S-1 (File No. 333-175040) to increase the size of the offering by 20% pursuant to Rule 462(b) under the Securities Act, which became effective immediately upon filing. Under the registration statements, we registered 6,900,000 units, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share (as well as all of the shares and warrants comprising such units and all of the shares underlying such warrants). On June 24, 2011, we closed our initial public offering of 6,000,000 units. On June 27, 2011, we closed on the sale of an additional 900,000 units, which were subject to an over-allotment option granted to the underwriters. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $69,000,000. EarlyBirdCapital, Inc. acted as the representative of the underwriters for the initial public offering.

We paid a total of $2,415,000 in underwriting discounts and commissions (not including a fee of $2,415,000 payable to EarlyBirdCapital, Inc. upon consummation of an initial business combination for acting as our non-exclusive investment banker) and $465,000 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option) were $66,120,000, of which $65,660,000 (plus the $3,550,000 from the sale of the insider warrants and the EBC warrants, for an aggregate of $69,210,000) was deposited into the trust account. The remaining proceeds of $460,000 was available to be used as working capital to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Additionally, we pay $10,000 per month in administrative fees to Crescendo Advisors II, LLC (which is owned by Mr. Rosenfeld).

Generally, the proceeds held in the trust account will not be released to us until the earlier of our completion of the business combination with SAE or another initial business combination and our redemption of 100% of the outstanding public shares upon our failure to consummate a business combination within the required time period. Notwithstanding the foregoing:

·	There can be released to us from the trust account any interest earned on the funds in the trust account that we need to pay our income or other tax obligations.

·	There can be released to us from the trust account any remaining interest earned on the funds in the trust account that we need for our working capital requirements.

·	Prior to the termination of the 10b5-1 plan on March 14, 2012, the Company was required to release from the trust account such amounts necessary to repurchase up to 25% of the shares sold in our initial public offering (including the shares sold pursuant to the over-allotment option). On June 21, 2011, we entered into a 10b5-1 plan pursuant to which we maintained a limit order for the repurchase of up to 1,725,000 shares in the open market at $9.60 per share during the period specified above. When this plan was terminated, $7,539,736 had been released to us from the trust account in order to fund the repurchase of 783,145 shares.

Through February 21, 2013, we have withdrawn approximately $40,250 of interest income from the trust account for working capital purposes.

Subject to the foregoing, our management has broad discretion with respect to the specific application of the net proceeds of the offering and the sale of the insider warrants and EBC warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating the business combination with SAE or with one or more other businesses or entities. Any remaining proceeds held in the trust account and not used to pay the consideration in the business combination with SAE or another target company, as well as any other net proceeds not expended, will be used as working capital to finance the operations of SAE or such other target company.

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

Overview

We are a Delaware blank check company incorporated on February 2, 2011 in order to serve as a vehicle for the acquisition of a target business. Our efforts to identify a prospective target business are not limited to any particular industry or geographic region. We intend to utilize cash derived from the proceeds of our public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Critical Accounting Policies

For a more detailed discussion of the Critical Accounting Policies, please see Note 2 to the consolidated financial statements included in this Form 10-K.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the rules and regulations of the SEC. The company has selected December 31 as its fiscal year end.

Principles of consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Loss Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Common shares subject to possible conversion at December 31, 2012 of 5,620,923 have been excluded from the calculation of basic loss per share since such shares, if converted, only participate in their share of the trust earnings. At December 31, 2012, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised and converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period. The Company has not considered the effect of warrants to purchase 14,000,000 shares of common stock or the unit purchase option in the calculation of diluted loss per share, since the exercise of the warrants and the unit purchase option are contingent upon the occurrence of future events.

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2012, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Results of Operations

Our entire activity since inception up to the closing of our initial public offering on June 24, 2011 was in preparation for that event. Since the offering, our activity has been limited to the evaluation of business combination candidates and negotiating, structuring and pursuing the consummation of the business combination with SAE, and we will not be generating any operating revenues until the closing and completion of our business combination with SAE or another target business. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).

We incurred a net loss of $985,441 for the fiscal year ended December 31, 2012. This net loss was largely composed of Nasdaq listing fees of approximately $67,900, monthly administrative fees to Crescendo Advisors II, LLC (which is owned by our Chairman and Chief Executive Officer, Eric S. Rosenfeld) of $120,000, Delaware Franchise Taxes of $154,350, New York state capital taxes of approximately $110,800, services relating to the rendering of a fairness opinion of $75,000, accounting expenses of $42,500 and legal expenses of approximately $328,400.

We incurred a net loss of $347,995 for the period from February 2, 2011 (inception) until December 31, 2011. This net loss was largely composed of marketing expenses of approximately $49,700, monthly administrative fees to Crescendo Advisors II, LLC of $62,000, Delaware Franchise Taxes of approximately $83,000, New York state capital taxes of $70,000, accounting expenses of $22,500 and legal expenses of approximately $16,400.

We incurred a net loss of $1,333,436 for the period from February 2, 2011 (inception) until December 31, 2012. This net loss was largely composed of marketing expenses of approximately $49,700, monthly administrative fees to Crescendo Advisors II, LLC of $182,000, Delaware Franchise Taxes of approximately $237,350, New York state capital taxes of $180,800, accounting expenses of $65,000, NASDAQ listing fees of $72,900, a services related to the rendering of a fairness opinion of $75,000 and legal expenses of approximately $344,800.

Financial Condition and Liquidity

The net proceeds from our initial public offering, after deducting offering expenses of approximately $465,000 and underwriting discounts of $2,415,000, were approximately $66,120,000. Of this amount, $65,660,000 and the $3,550,000 we received from the sale of the insider warrants and the EBC warrants, was placed in the trust account. The remaining net proceeds not in trust became available for use for working capital purposes. Generally, the proceeds held in the trust account will not be released to us until the earlier of our completion of an initial business combination and our redemption of 100% of the outstanding public shares upon our failure to consummate a business combination within the required time period. Notwithstanding the foregoing:

•	There can be released to us from the trust account any interest earned on the funds in the trust account that we need to pay our income or other tax obligations.

•	There can be released to us from the trust account any remaining interest earned on the funds in the trust account that we need for our working capital requirements.

•	Prior to the termination of the 10b5-1 plan on March 14, 2012, Trio was required to release from the trust account such amounts necessary to repurchase up to 25% of the shares sold in our initial public offering (including the shares sold pursuant to the over-allotment option). On June 21, 2011, we entered into a 10b5-1 plan pursuant to which we maintained a limit order for the repurchase of up to 1,725,000 shares in the open market at $9.60 per share during the period specified above. When this plan was terminated, $7,539,736 had been released to us from the trust account in order to fund the repurchase of 783,145 shares.

Prior to our initial public offering, we issued a $100,000 principal amount unsecured promissory note to Eric S. Rosenfeld, our Chairman and Chief Executive Officer and one of our initial stockholders, on February 25, 2011. The loan was payable without interest on the earlier of February 25, 2012 or the closing of our initial public offering. We repaid this loan from the proceeds of our initial public offering that were not placed in the trust account. Commencing on June 21, 2011 and ending upon the consummation of a business combination or our liquidation (including the business combination with SAE), we began incurring a fee from Crescendo Advisors II, LLC of $10,000 per month for providing us with office space and certain general and administrative services.

As of December 31, 2012, we had approximately $8,400 in our operating bank account and approximately $61,698,900 in restricted cash and equivalents held in trust to be used for an initial business combination or to repurchase or convert our common shares. As of December 31, 2012, we had withdrawn approximately $12,750 of interest income from the trust account for working capital. As of December 31, 2012, approximately $28,300 of the amount on deposit in the trust account represented interest income, which is available to be withdrawn by us for working capital or tax purposes. In January of 2013, we withdrew an additional $27,500 of interest income for working capital. As of December 31, 2012, U.S Treasury Bills with one month, three month, and six month maturities were yielding approximately 0.02%, 0.05%, and 0.11%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

As of December 31, 2012, we had used $7,539,736 of trust funds to repurchase 783,145 common shares in accordance with our 10b5-1 plan. As a result of these repurchases and the interest earned on the trust account and not released to us as described above, as of December 31, 2011, the full pro rata redemption price had increased from $10.03 per share at the time of our initial public offering to approximately $10.08 per share. On March 14, 2012, Trio’s Board of Directors elected to terminate the 10b5-1 share repurchase plan in order to pursue a listing on a national securities exchange. Between December 31, 2011 and March 14, 2012, we made no further repurchases of shares in accordance with our 10b5-1 plan.

On each of April 25, 2012, September 26, 2012 and November 21, 2012, Eric S. Rosenfeld, our chairman of the board and chief executive officer and one of the Trio initial stockholders, loaned us $100,000, for an aggregate of $300,000 in loans. The loans are non interest bearing and are payable at the consummation of a business combination. If we fail to consummate a business combination, the loans would become unsecured liabilities of the company; however, Mr. Rosenfeld has waived any claim against the trust account. The principal balance of the notes may be converted, at Mr. Rosenfeld’s option, to warrants at a price of $0.50 per warrants. The terms of these warrants will be identical to the private warrants sold in connection with our initial public offering. If we do not complete a business combination, the loans will be forgiven.

On December 10, 2012, we entered into the Merger Agreement with Merger Sub, SAE and CLCH, pursuant to which SAE will be merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Trio.

We have incurred and expect to incur significant costs in pursuit of our business combination with SAE. We will use the remainder of our funds not held in the trust account and the interest earned on the funds held in the trust account to pay such costs. In addition, we may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors or any third party is under any obligation to advance funds to, or invest in, us. Accordingly, we cannot provide any assurance that additional financing will be available to us on commercially acceptable terms, if at all. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity. Furthermore, there can be no assurance that our plans to consummate a business combination with SAE will be successful or successful within the required time period. We have no present revenue, and our cash and working capital as of December 31, 2012 are not sufficient to complete our planned activities for the current year. These conditions raise substantial doubt about our ability to continue as a going concern.

While none of the initial shareholders, officers or directors or any third party is under any obligation to advance funds to, or invest in, us, if necessary to meet our working capital needs, our officers, directors, initial stockholders or their affiliates may loan us funds, from time to time or at any time, in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $500,000 of the notes may be converted into warrants at a price of $0.50 per warrant. The warrants would be identical to the insider warrants. If we do not complete a business combination, the loans will be forgiven.

If the business combination with SAE is consummated within the required time period, we intend to use funds held in the trust account to pay the cash merger consideration to SAE’s common stockholders and the holder of the SAE’s preferred stock, to pay the holders of the public shares who exercise conversion rights, to pay expenses incurred in connection with the business combination with SAE, and for working capital and general corporate purposes of the combined company. If we are unable to complete a business combination within the required time period, Eric S. Rosenfeld, our chairman of the board and chief executive officer, will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or target business has not executed such a waiver.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2012.

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

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2012. Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This Form 10-K does not include an attestation report of our independent registered certified public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered certified public accounting firm pursuant to the Sarbanes-Oxley Act of 2002, as amended, and the rules of the SEC promulgated thereunder, which permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Eric S. Rosenfeld	55	Chairman and Chief Executive Officer
David D. Sgro	36	Chief Financial Officer, Secretary and Director
Mark Hauser	55	Director
Barry Erdos	69	Director
David Boris	52	Director

Information about the individuals who will serve as our directors and executive officers upon completion of the business combination with SAE will be set forth in the proxy statement for the meeting to be called to approve such business combination.

Eric S. Rosenfeld has been our chairman of the board and chief executive officer since our inception. We believe Mr. Rosenfeld is well-qualified to serve as a member of the board due to his public company experience and operational experience , and experience in prior blank check offerings, such as Arpeggio Acquisition Corporation and RhapsodyAcquisition Corp. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P., a New York-based investment firm, since its formation in November 1998. He has also been the senior managing member of Crescendo Advisors II LLC, the entity providing us with general and administrative services, since its formation in August 2000. In March 2008, Mr. Rosenfeld became the chairman of the board, chief executive and president of Symphony Acquisition Corp. and Staccato Acquisition Corp., two blank check companies, each formed to complete a business combination with one or more businesses or entities. Due to market conditions, neither Symphony Acquisition Corp. nor Staccato Acquisition Corp. completed its initial public offering and neither engaged in any substantive operations. From April 2006 until July 2008, Mr. Rosenfeld served as the chairman of the board, chief executive officer and president of Rhapsody Acquisition Corp., a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Rhapsody Acquisition Corp. completed its business combination in July 2008 with Primoris Corporation and changed its name to Primoris Services Corporation and is now listed on NASDAQ. Mr. Rosenfeld has served as a director of that company since the merger. From its inception in April 2004 until June 2006, he was the chairman of the board, chief executive officer and president of Arpeggio Acquisition Corporation, an OTCBB-listed blank check company formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Arpeggio Acquisition Corporation completed its business combination in June 2006 with Hill International, Inc., now listed on the NYSE. Mr. Rosenfeld served as a director of Hill International, Inc. from the time of the business combination until June 2010.

Mr. Rosenfeld is currently chairman of the board of CPI Aerostructures, Inc. an American Stock Exchange-listed company engaged in the contract production of structural aircraft parts principally for the U.S. Air Force and other branches of the U.S. armed forces. He became a director in April 2003 and chairman in January 2005. Mr. Rosenfeld has also served on the board of Cott Corporation, a NYSE-listed beverage company, since June 2008. Since December 2012, Mr. Rosenfeld has been a board member of Absolute Software Corporation, a Toronto Stock Exchange listed provider of security and management for computers and ultra-portable devices.

Prior to forming Crescendo Partners, Mr. Rosenfeld had been managing director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. since 1985. He was also chairman of the board of Spar Aerospace Limited, a company that provides repair and overhaul services for aircraft and helicopters used by governments and commercial airlines, from May 1999 through November 2001, until its sale to L-3 Communications. He served as a director of Hip Interactive, a Toronto Stock Exchange-listed company that distributes and develops electronic entertainment products, from November 2004 until July 2005. Mr. Rosenfeld also served as a director of AD OPT Technologies Inc., which was a Toronto Stock Exchange-listed company from April 2003 to November 2004, when it was acquired by Kronos Inc. Mr. Rosenfeld also served as a director and head of the special committee of Pivotal Corporation, a Canadian-based customer relations management software company that was sold to Chinadotcom in February 2004. He was a director of Sierra Systems Group, Inc., a Toronto Stock Exchange-listed information technology, management consulting and systems integration firm based in Canada from October 2003 until its sale in January 2007. From October 2005 through March 2006, Mr. Rosenfeld was a director of Geac Computer Corporation Limited, a Toronto Stock Exchange and NASDAQ-listed software company, which was acquired by Golden Gate Capital. He was also a director of Emergis Inc., a Toronto Stock Exchange-listed company that enables the electronic processing of transactions in the finance and healthcare industries, from July 2004 until its sale to Telus Corporation in January 2008. Mr. Rosenfeld also served on the board of Matrikon Inc. a Toronto Stock Exchange-listed provider of solutions for industrial intelligence, from July 2007 until its sale to Honeywell International, Inc. in June 2010. He was also a member of the board of Dalsa Corporation, a Toronto Stock Exchange-listed company that designs and manufactures digital imaging products, from February 2008 until its sale to Teledyne in February 2011. From October 2005 until its final liquidation in December 2012, he was the chairman of the board of Computer Horizons Corp., quoted on the OTCBB, that, before the sale of its operating businesses (at which time it was NASDAQ-listed), provided information technology professional services with a concentration in sourcing and managed services.

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

David D. Sgro, CFA, has been our chief financial officer and secretary since our inception and a member of our board of directors since March 2011. We believe Mr. Sgro is well-qualified to serve as a member of the board due to his public company experience and operational experience , and experience in prior blank check offerings, such as Rhapsody. From April 2006 to July 2008, Mr. Sgro served as the chief financial officer of Rhapsody Acquisition Corp. and from July 2008 to May 2011, Mr. Sgro served as a director of Primoris Services Corporation. Mr. Sgro has been a Managing Director of Crescendo Partners, L.P., a Delaware limited partnership, since December 2008, a Senior Vice President from December 2007 to December 2008, a Vice President from December 2005 to December 2007, and an investment analyst from May 2005 to December 2005. Mr. Sgro served on the board of Bridgewater Systems, Inc., a TSX listed telecommunications software company, from June 2008 until its sale to Amdocs in August 2011. In March 2008, Mr. Sgro became the chief financial officer, secretary and a director of each of Symphony Acquisition Corp. and Staccato Acquisition Corp. From August 2003 to May 2005, Mr. Sgro attended Columbia Business School. From June 1998 to May 2003, he worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate. From June 2004 to August 2004, Mr. Sgro worked as an analyst at Brandes Investment Partners. Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. In 2001, he became a Chartered Financial Analyst (CFA) Charterholder. Mr. Sgro is a regular guest lecturer at the College of New Jersey and Columbia Business School.

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

Special Advisor

We have sought and may continue to seek guidance and advice from the following special advisor. We have no formal arrangement or agreement with this advisor to provide services to us and he has no fiduciary obligation to present business opportunities to us. This special advisor will simply provide advice, introductions to potential targets, and assistance to us, at our request, only if he is able to do so. Nevertheless, we believe with his business background and extensive contacts, he will be helpful to our search for a target business and our consummation of a business combination.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2012, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

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

Corporate Governance

Audit Committee

Effective June 2011, we established an audit committee of the board of directors, which consists of Barry Erdos, serving as chairman, Mark Hauser and David Boris, each of whom is an independent director as defined in Rule 10A-3 of the Exchange Act and the rules of NASDAQ. The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to:

·	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

·	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

·	discussing with management major risk assessment and risk management policies;

·	monitoring the independence of the independent auditor;

·	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

·	reviewing and approving all related-party transactions;

·	inquiring and discussing with management our compliance with applicable laws and regulations;

·	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

·	appointing or replacing the independent auditor;

·	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

·	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

·	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

·	should have demonstrated notable or significant achievements in business, education or public service;

·	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

·	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

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

No executive officer or director of ours has received any compensation for services rendered to us. No fees of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our officers and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of the merger. Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Commencing on June 24, 2011, we began paying Crescendo Advisors II, an affiliate of Eric S. Rosenfeld, a fee of $10,000 per month for providing us with office space and certain office and administrative services. Trio will continue to pay this fee through the closing of the merger. However, this arrangement is solely for our benefit and is not intended to provide Mr. Rosenfeld compensation in lieu of a salary. As of December 31, 2012, the aggregate paid to Crescendo Advisors II was $162,000 and we have accrued an additional $20,000.

In addition, Trio’s executive officers are reimbursed for any out-of-pocket expenses incurred in connection with activities on Trio’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we generally do not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. As of December 31, 2012, an aggregate of approximately $19,750 has been reimbursed to them for such expenses.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of February 21, 2013 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect beneficial ownership of (i) the 6,500,000 insider warrants as these warrants are not exercisable within 60 days of February 21, 2013, (ii) the 600,000 shares underlying the 600,000 warrants issuable to Mr. Rosenfeld upon the conversion of the $[300,000] in promissory notes held by him, (iii) the irrevocable proxies to be granted by certain of our initial stockholders to CLCH upon consummation of the business combination with SAE as more fully described below and in the Merger Form 8-K, or (iv) the agreement by our directors and executive officers to tender their warrants for shares of our common stock in the warrant exchange.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Approximate Percentage of Beneficial Ownership
Directors and Executive Officers(1):
Eric S. Rosenfeld	1,092,374		13.9%
David D. Sgro	155,250		2.0%
David Boris	18,000		*
Mark Hauser	18,000		*
Barry Erdos	18,000		*
All directors and executive officers as a group (5 persons)	1,301,624		16.6%
Five Percent Holders:
Polar Securities, Inc. (6)	714,700	(7)	9.1%
HighVista Strategies LLC(2)	690,000	(3)	8.8%
K2 Principal Fund, L.P. (4)	569,800	(5)	7.3%
AQR Capital Management, LLC(8)	558,600	(9)	7.1%
Canton Holdings, L.L.C. (10)	500,000	(11)	6.4%
Fir Tree, Inc. (12)	500,000	(13)	6.4%
GLG Partners Limited(14)	500,000	(15)	6.4%

(1)	Unless otherwise indicated, the business address of each of the individuals is 777 Third Avenue, 37th Floor, New York, New York 10017.

(2)	The reporting persons also include HighVista GP, LLC, HighVista GP Limited Partnership, HighVista I Limited Partnership, HighVista II Limited Partnership, HighVista III, Ltd., HighVista V Limited Partnership, XL Re Ltd, Brian Chu and Andre F. Perold. The business address of HighVista GP, LLC, HighVista GP Limited Partnership, HighVista I Limited Partnership, HighVista II Limited Partnership and HighVista V Limited Partnership is John Hancock Tower, 50th Floor, 200 Clarendon Street, Boston, MA 02116. The business address of HighVista III is Century Yard, Cricket Square, Hutchins Drive, P.O. Box 2681 GT, George Town, Grand Cayman, British West Indies. The business address for XL Re Ltd is Brian O’Hara House, One Bermudiana Road, Hamilton HM08, Bermuda. The foregoing information and the information in Footnote (3) was derived from a Schedule 13G filed on February 14, 2013.

(3)	HighVista Strategies LLC, HighVista GP, LLC, HighVista GP Limited Partnership, Brian Chu and Andre F. Perold each have sole voting and dispositive power with respect to all such shares. HighVista I Limited Partnership has sole voting and dispositive power with respect to 279,781 of such shares. HighVista II Limited Partnership has sole voting and dispositive power with respect to 230,916 of such shares. HighVista III, Ltd. has sole voting and dispositive power with respect to 107,167 of such shares. HighVista V Limited Partnership has sole voting and dispositive power with respect to 21,156 of such shares. XL Re Ltd has sole voting and dispositive power with respect to 50,980 of such shares.

(4)	The reporting persons also include Shawn Kimel, The K2 Principal Fund, L.P., K2 GenPar L.P. and K2 GenPar 2009 Inc. The business address of the reporting persons is 444 Adelaide West, Toronto, Ontaria M5V 1S7. The foregoing information and the information in Footnote (5) was derived from a Schedule 13G filed on March 30, 2012.

(5)	The K2 Principal Fund, L.P and Shawn Kimel Investments, Inc. and Shawn Kimel,., K2 GenPar L.P. and K2 GenPar 2009 Inc. each have shared voting and dispositive power with respect to all such shares.

(6)	The reporting persons also include North Pole Capital Master Fund. The business address of the reporting persons is 372 Bay Street, 21st Floor, Toronto, Ontario M5H 2W9. The foregoing information and the information in Footnote (7) was derived from a Schedule 13G filed on July 1, 2011.

(7)	Polar Securities, Inc. and North Pole Capital Master Fund each have shared voting and dispositive power with respect to all such shares.

(8)	The business address of AQR Capital Management, LLC is Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830. The foregoing information and the information in Footnote (9) was derived from a Schedule 13G filed on February 14, 2013.

(9)	AQR Capital Management, LLC has shared voting and dispositive power with respect to all such shares.

(10)	The reporting persons also include Archer Capital Management, L.P., Joshua A. Lobel and Eric J. Edidin. The business address of the reporting persons is 570 Lexington Avenue, 40th Floor, New York, NY 10022. The foregoing information and the information in Footnote (11) was derived from a Schedule 13G filed on June 24, 2011.

(11)	Canton Holdings, L.L.C. and Archer Capital Management, L.P., Joshua A. Lobel and Eric J. Edidin each have shared voting and dispositive power with respect to all such shares.

(12)	The reporting persons also include Fir Tree Value Master Fund, L.P. and Fir Tree Capital Opportunity Master Fund, L.P. The business address of each of Fir Tree Value Master Fund, L.P. and Fir Tree Capital Opportunity Master Fund, L.P. is 89 Nexus Way, Camana Bay, Box 31106, Grand Cayman KY1-1205, Cayman Islands. The business address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, NY 10017. The foregoing information and the information in Footnote (13) was derived from a Schedule 13G filed on July 1, 2011.

(13)	Fir Tree, Inc. has shared voting and dispositive power with respect to all such shares. Fir Tree Value Master Fund, L.P. and Fir Tree Capital Opportunity Master Fund, L.P. have shared voting and dispositive power with respect to 422,850 and 77,150 of such shares, respectively.

(14)	The reporting persons also include GLG Market Neutral Fund and GLG Partners LP. The business address of each of the reporting persons is 1 Curzon Street, Lond W1J 5HB, United Kingdom. The foregoing information and the information in Footnote (15) was derived from a Schedule 13G filed on July 1, 2011.

(15)	GLG Partners Limited, GLG Market Neutral Fund and GLG Partners LP each have shared voting and dispositive power with respect to all such shares.

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

If necessary to meet our working capital needs, our officers, directors, initial stockholders or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $500,000 of the notes may be converted into warrants at a price of $0.50 per warrant. The warrants would be identical to the insider warrants. If we do not complete a business combination, the loans will be forgiven. On each of April 25, 2012, September 26, 2012 and November 21, 2012, Eric S. Rosenfeld, our chairman of the board and chief executive officer and one of the Trio initial stockholders, loaned us $100,000, for an aggregate of $300,000 in loans, on the terms described above. If we fail to consummate a business combination, the loans will become unsecured liabilities of the company; however, Mr. Rosenfeld has waived any claim against the trust account.

Under the Merger Agreement, the SAE common stockholders, on a fully diluted basis, will receive: (i) an aggregate of 6,448,413 shares of our common stock at the closing; (ii) an aggregate of $7,500,000 in cash at the closing; (iii) an aggregate of $17,500,000 represented by a promissory note to be issued by us at the closing; and (iv) the right to receive up to 992,064 additional shares of our common stock after the closing based on the achievement of specified EBITDA (as defined in the Merger Agreement) targets by the combined company for the 2013 and/or the 2014 fiscal years, as more fully described in the Merger Form 8-K.

As a material inducement for SAE to enter into the Merger Agreement, certain of our initial stockholders will grant to CLCH at the closing of the merger with SAE an irrevocable proxy and power of attorney to vote a number of initial shares to be mutually determined by the parties so that Jeff Hastings and Brian A. Beatty collectively will have control over at least 51% of the Trio common stock after the closing of the merger. Each such initial stockholder will grant additional irrevocable proxies to vote the shares of common stock received by them in the warrant exchange offer as necessary to reach such threshold. Furthermore, each such initial stockholder will grant additional irrevocable proxies to CLCH from time to time for the number of shares necessary (except as the result of any sales by the Mr. Hastings or Mr. Beatty) to reach or maintain the 51% threshold.

We have agreed to offer the holders of our warrants, including the private warrants, the right to exchange their warrants for shares of Trio common stock, at a ratio of ten warrants for one share of our common stock. Each of our directors and executive officers intends to tender their warrants in such warrant exchange offer.

Equity Compensation Plans

As of December 31, 2012, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

If necessary to meet our working capital needs, our officers, directors, initial stockholders or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $500,000 of the notes may be converted into warrants at a price of $0.50 per warrant. The warrants would be identical to the insider warrants. If we do not complete a business combination, the loans will be forgiven. On each of April 25, 2012, September 26, 2012 and November 21, 2012, Eric S. Rosenfeld, our chairman of the board and chief executive officer and one of the Trio initial stockholders, loaned us $100,000, for an aggregate of $300,000 in loans, on the terms described above. If we fail to consummate a business combination, the loans will become unsecured liabilities of the company; however, Mr. Rosenfeld has waived any claim against the trust account.

The holders of our initial shares, as well as the holders of the insider warrants and EBC warrants and any warrants our officers, directors, initial stockholders or their affiliates may be issued upon conversion of promissory notes issued for working capital loans made to us (and all underlying securities or shares issued in the warrant exchange), will be entitled to registration rights pursuant to an agreement signed on June 20, 2011. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the initial shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the insider warrants and EBC warrants (or underlying securities or shares issued in the warrant exchange) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us. Our audit committee will review and approve all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval. As of December 31, 2012, we have reimbursed our initial stockholders approximately $19,750 for out-of-pocket business expenses incurred by them in connection with activities on our behalf.

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

Audit Fees

During the period from February 2, 2011 (inception) to December 31, 2011 and the fiscal year ended December 31, 2012, audit fees for our independent registered public accounting firm were $58,101 and $42,500, respectively.

Audit-Related Fees

During the period from February 2, 2011 (inception) to December 31, 2011 and the fiscal year ended December 31, 2012, we incurred fees of $26,222 and $0, respectively, related to the review of our registration statement.

Tax Fees

During the period from February 2, 2011 (inception) to December 31, 2011 and the fiscal year ended December 31, 2012, we did not incur any fees for tax services provided to us.

All Other Fees

During the period from February 2, 2011 (inception) to December 31, 2011 and the fiscal year ended December 31, 2012, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Consolidated Notes to Financial Statements

The financial statements follow the signature page of this Annual Report.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

Exhibit No.	Description	Included	Form	Filing Date

1.1	Form of Underwriting Agreement.	By Reference	S-1/A	April 28, 2011

1.2	Merger and Acquisition Agreement.	By Reference	S-1/A	April 28, 2011

2.1	Agreement and Plan of Reorganization, dated as of December 10, 2012, by and among Trio Merger Corp., Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	December 11, 2012

3.1	Certificate of Incorporation.	By Reference	S-1/A	April 28, 2011

3.2	Form of Amended and Restated Certificate of incorporation.	By Reference	S-1/A	May 23, 2011

3.3	Bylaws.	By Reference	S-1	March 14, 2011

4.1	Specimen Unit Certificate.	By Reference	S-1/A	April 28, 2011

4.2	Specimen Common Stock Certificate.	By Reference	S-1/A	April 28, 2011

4.3	Specimen Warrant Certificate.	By Reference	S-1/A	April 28, 2011

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.5	Form of Unit Purchase Option to be issued to EarlyBirdCapital, Inc.	By Reference	S-1/A	April 28, 2011

Exhibit No.	Description	Included	Form	Filing Date

4.6	Form of Letter Agreement subscribing for shares.	By Reference	S-1/A	May 9, 2011

4.7	Form of Convertible Promissory Note issued to Eric S. Rosenfeld.	Herewith

10.1	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of the Registrant’s Officers, Directors and Initial Stockholders.	By Reference	S-1/A	April 28, 2011

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	May 23, 2011

10.3	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	By Reference	S-1/A	April 28, 2011

10.4	Form of Letter Agreement between Crescendo Advisors II, LLC and Registrant regarding administrative support.	By Reference	S-1/A	April 28, 2011

10.5	Form of Promissory Note issued to Eric S. Rosenfeld.	By Reference	S-1	March 14, 2011

10.6	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders and EarlyBirdCapital, Inc.	By Reference	S-1/A	April 28, 2011

10.7	Form of Subscription Agreements among the Registrant, Graubard Miller and the Purchasers of Insider Warrants and EBC Warrants.	By Reference	S-1/A	April 28, 2011

10.8	Form of 10b5-1 Purchase Plan.	By Reference	S-1/A	April 28, 2011

10.9	Form of Warrant Consent/Exchange Agreements.	By Reference	8-K	December 11, 2012

14	Code of Ethics.	By Reference	S-1/A	April 28, 2011

21	List of subsidiaries.	Herewith

24	Power of Attorney (included on signature page of this Form 10-K).	Herewith

31.1	Certification of Chief Executive Officer	Herewith

31.2	Certification of Chief Financial Officer	Herewith

32	Certification of Chief Executive Officer and Chief Financial Officer	Herewith

99.1	Form of Audit Committee Charter.	By Reference	S-1/A	April 28, 2011

99.2	Form of Nominating Committee Charter.	By Reference	S-1/A	April 28, 2011

101.INS	XBRL Instance Document	Herewith

101.SCH	XBRL Taxonomy Extension Schema	Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith

Exhibit No.	Description	Included	Form	Filing Date

101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March 2013.

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

Name	Title	Date

/s/ Eric S. Rosenfeld	Chairman and Chief Executive Officer	March 4, 2013
Eric S. Rosenfeld	(Principal Executive Officer)

/s/ David D. Sgro	Chief Financial Officer and Secretary	March 4, 2013
David D. Sgro	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Mark Hauser	President, Secretary and Director	March 4, 2013
Mark Hauser

/s/ Barry Erdos	Director	March 4, 2013
Barry Erdos

/s/ David Boris	Director	March 4, 2013
David Boris

Trio Merger Corp. and its Subsidiary

(A Company In the Development Stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders

of Trio Merger Corp.

We have audited the accompanying consolidated balance sheets of Trio Merger Corp. and its subsidiary (a company in the development stage) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2012, for the period from February 2, 2011 (inception) through December 31, 2011 and for the period from February 2, 2011 (inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trio Merger Corp. and its subsidiary (a company in the development stage), as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012, for the period from February 2, 2011 (inception) through December 31, 2011, and for the period from February 2, 2011 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no present revenue, and the Company’s cash and working capital as of December 31, 2012 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum LLP
New York, New York
March 4, 2013

Trio Merger Corp. and its Subsidiary

(A Company In the Development Stage)

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,431	$282,884
Prepaid expenses	14,618	18,500
Total current assets	23,049	301,384

Cash and cash equivalents held in trust	61,698,945	61,671,868
Prepaid expenses	5,454	19,921
Total assets	$61,727,448	$61,993,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$320,469	$12,614
Accounts payable – to shareholder	20,118	20,251
Notes payable – to shareholder	300,000	-
Franchise taxes payable	154,350	83,150
State capital taxes payable	110,794	70,000
Total liabilities	905,731	186,015
Common Stock, subject to possible conversion, 5,620,923 shares at conversion value(1)	56,670,264	56,670,264
Commitments
Stockholders’ equity:
Preferred Stock, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	-	-
Common Stock, $0.0001 par value, 55,000,000 authorized shares and 2,220,932 issued and outstanding shares (which excludes 5,620,923 shares subject to possible conversion)	223	223
Additional paid-in capital	5,484,666	5,484,666
Deficit accumulated during the development stage	(1,333,436)	(347,995)
Total stockholders’ equity	4,151,453	5,136,894
Total liabilities and stockholders’ equity	$61,727,448	$61,993,173

(1)	As a result of repurchases of shares of common stock through December 31, 2012, in connection with the Company's Share Repurchase Plan (Note 1), aggregate shares of common stock subject to possible conversion are 5,620,923 at December 31, 2012 and 2011.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

Trio Merger Corp. and its Subsidiary

(A Company In the Development Stage)

Consolidated Statements of Operations

	For the Year Ended December 31, 2012	For the period February 2, 2011 (Inception) to December 31, 2011	For the period February 2, 2011 (Inception) to December 31, 2012
Operating and formation costs:
General and administrative expenses	$905,319	$288,281	$1,193,600
General and administrative expenses - related party	120,000	62,000	182,000
Loss from operations	(1,025,319)	(350,281)	(1,375,600)

Interest Income	39,878	2,286	42,164

Net loss	$(985,441)	$(347,995)	$(1,333,436)
Weighted average shares outstanding, basic and diluted(1)	2,220,932	2,009,748
Basic and diluted net loss per share	$(0.44)	$(0.17)

(1)	Excludes 5,620,923 shares subject to possible conversion at December 31, 2012 and 2011.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

Trio Merger Corp. and its Subsidiary

(A Company In the Development Stage)

Consolidated Statement of Changes in Stockholders’ Equity

For the period February 2, 2011 (Inception) to December 31, 2012

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common stock issued February 25, 2011 at approximately $0.01449 per share for cash	1,725,000	$173	$24,827	$-	$25,000
Sale of 6,000,000 units on June 24, 2011, net of underwriter's discount and offering expenses (includes 5,499,999 shares subject to possible conversion)	6,000,000	600	57,434,189	-	57,434,789
Proceeds from issuance of unit purchase option	-	-	100	-	100
Proceeds from issuance of insider warrants	-	-	3,550,000	-	3,550,000
Sale of 900,000 units on June 27, 2011, net of underwriter's discount and offering expenses (includes 900,000 shares subject to possible conversion)	900,000	90	8,684,910	-	8,685,000
Net proceeds subject to possible conversion (6,399,999 shares)	(6,399,999)	(640)	(64,191,350)	-	(64,191,990)
Repurchase of ordinary shares in accordance with the Company's Repurchase Plan	(783,145)	(78)	(7,539,658)	-	(7,539,736)
Reduction in net proceeds subject to possible conversion (2)	779,076	78	7,521,648	-	7,521,726
Net loss	-	-	-	(347,995)	(347,995)
Balance at December 31, 2011	2,220,932	$223	$5,484,666	$(347,995)	$5,136,894
Net loss	-	-	-	(985,441)	(985,441)
Balance at December 31, 2012	2,220,932	$223	$5,484,666	$(1,333,436)	$4,151,453

(1)	As a result of repurchases of shares of common stock through December 31, 2012, in connection with the Company's Share Repurchase Plan (Note 1), aggregate shares of common stock subject to possible conversion are 5,620,923 at December 31, 2012 and 2011.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

Trio Merger Corp. and its Subsidiary

(A Company In the Development Stage)

Consolidated Statements of Cash Flows

		For the period	For the period
	For the	February 2, 2011	February 2, 2011
	Year Ended	(Inception) to	(Inception) to
	December 31, 2012	December 31, 2011	December 31, 2012

Operating Activities
Net loss	$(985,441)	$(347,995)	$(1,333,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses	18,350	(38,419)	(20,069)
Accounts payable	307,722	32,864	340,586
Franchise taxes payable	71,200	83,150	154,350
State capital taxes payable	40,794	70,000	110,794
Net cash used in operating activities	(547,375)	(200,400)	(747,775)

Investing Activities
Investment in restricted cash and cash equivalents	(39,828)	(69,211,604)	(69,251,432)
Accumulated interest released from restricted cash for operations	12,750	-	12,750
Amounts from restricted cash and cash equivalents used to repurchase ordinary shares	-	7,539,736	7,539,736
Net cash used in investing activities	(27,078)	(61,671,868)	(61,698,946)

Financing Activities
Proceeds from sale of common stock to initial stockholders	-	25,000	25,000
Proceeds from notes payable to shareholder	300,000	100,000	400,000
Repayment of note payable to shareholder	-	(100,000)	(100,000)
Proceeds from Public Offering, net of offering costs	-	66,119,788	66,119,788
Proceeds from Warrant Offering	-	3,550,000	3,550,000
Proceeds from sale of Underwriter Purchase Option	-	100	100
Repurchase of ordinary shares	-	(7,539,736)	(7,539,736)
Net cash provided by financing activities	300,000	62,155,152	62,455,152

Net increase in cash and cash equivalents	(274,453)	282,884	8,431
Cash and cash equivalents, Beginning	282,884	-	-
Cash and cash equivalents, Ending	$8,431	$282,884	$8,431

 The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

Trio Merger Corp and its Subsidiary

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

Note 1 — Organization and Plan of Business Operations and Going Concern Consideration

Trio Merger Corp. (the “Company”) was incorporated in Delaware on February 2, 2011 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, or other similar business combination, one or more businesses or entities (a “Business Combination”).

The Company formed Trio Merger Sub, Inc. ("Merger Sub"), solely for the purpose of effectuating a future business combination with SAExploration ("SAE"). Merger Sub, a wholly owned subsidiary of Trio Merger Corp, was incorporated under the laws of Delaware on December 6, 2012. Merger Sub owns no material assets and does not operate any business. See Note 10 — Agreement and Plan of Reorganization for a discussion of the merger and share exchange agreement entered into on December 11, 2012.

The Company is considered to be a development stage company and as such, the financial statements are prepared in accordance with the Accounting Standards Codification (‘‘ASC’’) 915 ‘‘Development Stage Entities.’’ The Company is subject to all of the risks associated with development stage companies.

All activity through December 31, 2012 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.

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

Trio Merger Corp and its Subsidiary

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

An amount of $69,210,000 or approximately $10.03 per Unit sold in the Offering (including the $3,550,000 of proceeds from the sale of Insider Warrants and $8,610,000 of proceeds from the closing of the over-allotment option) was placed in a trust account (‘‘Trust Account’’) and held as cash or invested in United States treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of the Company’s initial Business Combination, (ii) the Company’s failure to consummate a Business Combination within the prescribed time and (iii) the Common Stock traded at or below $9.60 per share, subject to certain criteria discussed below. In the event that the Common Stock traded at or below $9.60 per share, there could be released to the Company from the Trust Account amounts necessary to purchase up to 25% of the shares sold in the Offering (1,725,000 shares). Pursuant to the 10b5-1 plan that the Company entered into on June 21, 2011 (the “Share Repurchase Plan”), such purchases commenced on August 21, 2011 and were to continue until the earlier of (i) the repurchase of 1,725,000 shares or (ii) the date the Company announced an initial Business Combination. Any such purchases were to be made only in open market transactions. The Share Repurchase Plan required the Company to purchase its shares at a price per share not to exceed the market price at any time when the market price was equal to or below $9.60 per share. The Share Repurchase Plan was structured so as not to require compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and purchases under the plan were to be made outside of the requirements of Rule 10b-18. All shares purchased by the Company were to be cancelled.  On March 14, 2012, the Company’s Board of Directors elected to terminate the 10b5-1 share repurchase plan in order to pursue a listing on a national securities exchange. There were no shares purchased under the Repurchase Plan in fiscal year 2012. As of December 31, 2012, a total of 783,145 shares had been repurchased at a cost of $7,539,736 under the plan.

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired shares in the Offering (“Public Stockholders”) or the aftermarket with the opportunity to convert their Public Shares for a pro rata share of the Trust Account. In the event that stockholders owning more than 5,620,923 shares (approximately 81.46% of the shares sold as part of the Units in the Offering [as adjusted for repurchases through December 31, 2012]) exercise their conversion rights or are sold to the Company in connection with any tender offer, each as described below, the Business Combination will not be consummated. All of the Initial Stockholders will vote any shares they then hold in favor of any proposed Business Combination and have waived any conversion rights they may have in connection with the Business Combination and will not sell any shares to the Company in any tender offer in connection with the Business Combination pursuant to letter agreements executed prior to the Offering.

Trio Merger Corp and its Subsidiary

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

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

 As the company repurchased shares, the conversion threshold (of approximately 81.46% as adjusted for repurchases through December 31, 2012) was reduced to a percentage such that at least $5,000,000 of funds held in the Trust Account are released to the Company upon closing of the Business Combination. Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company provides that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Exchange Act), will be restricted from seeking conversion rights with respect to an aggregate of more than 12.5% of the shares of common stock sold in the Offering (but only with respect to the amount over 12.5% of the shares of common stock sold in the Offering). The Company will determine that a “group” exists based on Public Stockholders filing a Schedule 13D or 13G indicating the presence of a group or acknowledging to the Company that they are acting, or intend to act, as a group, or based on other information available to the Company.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, if the Company does not consummate a Business Combination by June 24, 2013 because the Company has executed a definitive agreement for a Business Combination by December 24, 2012, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares held by the Public Stockholders, at a per-share price, payable in cash, as described below, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Initial Stockholders have agreed to waive their rights to share in any distribution with respect to their Founder’s Shares (defined below).

Trio Merger Corp and its Subsidiary

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

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

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as enter into contingent fee arrangements with its vendors.  Eric S. Rosenfeld (the “Holder”), the Company’s Chairman and Chief Executive Officer and one of its Initial Stockholders, loaned the Company $100,000 on each of April 25, 2012, September 26, 2012 and November 21, 2012. The $300,000 of loans are evidenced by unsecured promissory notes issued to the Holder. The loans are non interest bearing and are payable at the consummation of a Business Combination. If the Company fails to consummate a Business Combination, the loans would become unsecured liabilities of the Company; however, the Holder has waived any claim against the Trust Fund. The principal balance of the notes may be converted, at the Holder’s option, to Warrants at a price of $0.50 per warrant. The terms of these Warrants will be identical to the Insider Warrants. If we do not complete a business combination, the loans will be forgiven. The Company may need to raise additional capital through additional loans or additional investments from its Initial Stockholders, officers, directors, or third parties. None of the Initial Stockholders, officers or directors is under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital as of December 31, 2012 are not sufficient to complete its planned activities for the current year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Trio Merger Corp and its Subsidiary

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

Note 2 — Significant Accounting Policies

 Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Trio Merger Corp and its Subsidiary

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 2, 2011, the evaluation was performed for the 2011 and 2012 tax years, which will be the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from February 2, 2011 (inception) through December 31, 2012. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Loss Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.”  Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Common shares subject to possible conversion of 5,620,923, at December 31, 2011 and 2012, have been excluded from the calculation of basic loss per share since such shares, if converted, only participate in their share of the trust earnings.  At December 31, 2011 and 2012, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised and converted into common stock and then share in the earnings of the Company.  As a result, diluted loss per common share is the same as basic loss per common share for the period.  The Company has not considered the effect of warrants to purchase 14,000,000 shares of common stock or the unit purchase option described in Note 3 or notes subject to conversion in Note 6 in the calculation of diluted loss per share, since the exercise of the warrants and the unit purchase option are contingent upon the occurrence of future events.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000.  At December 31, 2012, the Company had not experienced losses on these accounts and management believed the Company was not exposed to significant risks on such accounts.

Securities held in Trust Account

At December 31, 2012 and 2011, the assets in the Trust Account were held in cash and/or U.S. Treasury Securities with maturities of less than 180 days.

Trio Merger Corp and its Subsidiary

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets Measured at Fair Value on a Recurring Basis

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in Trust Account	$61,698,945	$61,698,945	$-	$-

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in Trust Account	$61,671,868	$61,671,868	$-	$-

Trio Merger Corp and its Subsidiary

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2011 and 2012, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Trio Merger Corp and its Subsidiary

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

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

As a condition to entering into the merger agreement, SAE required that Trio effectuate certain changes with respect to its outstanding warrants. Accordingly, to accommodate such requirement and induce SAE to enter into the merger agreement, on December 10, 2012, Trio obtained written consents from the holders of a majority of its outstanding warrants approving an amendment to the warrants (i) to increase the exercise price of the warrants from $7.50 to $12.00 per share of Trio common stock and (ii) to increase the redemption price of the warrants from $12.50 to $15.00 per share of Trio common stock, effective upon the closing of the merger.

Because Trio obtained the written consent of the holders of a majority of the outstanding warrants, no further action of the warrantholders is required to approve the amendment. However, under federal law, the amendment may not take effect until at least 20 days after a proxy statement/information statement has first been sent to warrantholders. The amendment to the warrants will become effective upon the execution of an amendment to the warrant agreement at the closing of the merger.

Trio Merger Corp and its Subsidiary

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

To further accommodate SAE’s requirement that Trio effect certain changes with respect to its outstanding warrants, Trio agreed to offer the holders of Trio’s warrants the right to exchange their warrants for shares of Trio common stock, at a ratio of ten warrants for one share of Trio common stock. The warrantholders who consented to the amendments to the warrant agreement also agreed to participate in this warrant exchange with respect to the warrants held by them.

The Company paid the underwriters in the Offering an underwriting discount of 3.5% ($2,415,000) of the gross proceeds of the Offering.  The Company also issued a unit purchase option, for $100, to EarlyBirdCapital, Inc. (‘‘EBC’’) and its designees to purchase 600,000 units at an exercise price of $11.00 per unit (the “Underwriter Purchase Option”). The unit purchase option will be exercisable commencing on the consummation of the Company’s initial Business Combination and will expire on June 20, 2016. The units issuable upon exercise of this option are identical to the units sold in the Offering. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this unit purchase option is approximately $1,774,030, or $2.96 per unit using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.40% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying shares of common stock) to exercise the unit purchase option without the payment of any cash. The holder of the unit purchase option will be entitled to certain demand and piggy-back registration rights. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless. In connection with the proposed merger between Trio and SAE, the representative of the underwriters of Trio’s initial public offering, on behalf of itself and its designees, has agreed to exchange, at the closing of the merger, the Underwriter Purchase Option held by it for 100,000 shares of Trio common stock.

Trio Merger Corp and its Subsidiary

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

Note 4 — Insider Warrants

Simultaneously with the Offering, the Initial Stockholders of the Company and underwriters purchased 7,100,000 Insider Warrants at $0.50 per warrant (for an aggregate purchase price of $3,550,000) from the Company. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants are identical to the warrants underlying the Units sold in the Offering except that: (i) the Insider Warrants were purchased pursuant to an exemption from the registration requirements of the Securities Act, (ii) the Insider Warrants are non-redeemable and (iii) the Insider Warrants are exercisable for cash or on a ‘‘cashless’’ basis, in each case, if held by the initial holders or permitted transferees. The Initial Stockholders of the Company and the underwriters have agreed to exchange all of the warrants purchased from the Company at the time of the Offering for 710,000 common shares following the consummation of the merger with SAE.

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

At December 31, 2011, investment securities in the Company’s Trust Account consisted of $25,994,798 (including accrued interest) in United States Treasury Bills and $35,677,070 in a “held as cash” account. As of December 31, 2012 all of the funds in the trust account were in Trio’s held as cash account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Trio Merger Corp and its Subsidiary

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

Note 6 — Notes Payable to Shareholder

The Company issued a $100,000 principal amount unsecured promissory note to Eric S. Rosenfeld, one of the Company’s Initial Stockholders on February 25, 2011. The note was non-interest bearing and was repaid from the proceeds of the Offering.

Subsequently, the Company issued $100,000 principal amount unsecured promissory notes on each of April 25, 2012, September 26, 2012 and November 21, 2012. The $300,000 in notes are evidenced by unsecured promissory notes issued in the name of the Holder. The loans are non-interest bearing and are payable at the consummation of a Business Combination. If the Company fails to consummate a Business Combination, the loans would become unsecured liabilities of the Company; however, the Holder has waived any claim against the Trust Fund. The principal balance of the notes may be converted, at the Holder’s option, to Warrants at a price of $0.50 per warrant. If we do not complete a business combination, the loans will be forgiven. The terms of these Warrants will be identical to the Insider Warrants.

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

 Note 8—Income Taxes

The Company’s deferred tax assets are as follows at December 31, 2012 and 2011:

	2012	2011
Net operating loss carryforwards	$1,032,501	$347,995
Total deferred tax assets	$413,000	$139,198
Less: valuation allowance	$(413,000)	$(139,198)
Net deferred tax assets	$-	$-

Trio Merger Corp and its Subsidiary

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

For fiscal 2012 net operating losses for tax purposes were lower than GAAP based net operating losses due to approximately $300,900 of SAE transaction related expenses that were capitalized for tax purposes but charged to expense in accordance with GAAP. The Company has a net operating loss of approximately $1,032,501, $347,995 of which expires in 2031 and $684,506 of which expires in 2032. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net loss carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that full valuation allowances of the deferred tax asset are appropriate as of December 31, 2011 and December 31, 2012.

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

 The Company established valuation allowances of $413,000 and $139,198 as of December 31, 2012 and December 31, 2011, respectively, which fully offset the related deferred tax assets of $413,000 and $139,198. The deferred tax asset reflected in the tables above resulted from applying an effective combined federal and state tax rate of 40% to the net operating losses from fiscal 2012 and 2011. The deferred tax asset as of December 31, 2012 reflects a permanent difference between GAAP and tax base accounting as the costs related to the proposed merger with SAE are expensed for GAAP and capitalized for tax purposes. Effective tax rates differ from statutory rates.

 A reconciliation of the statutory tax rate to the Company’s effective tax rates as of December 31, 2012 and December 31, 2011 are as follows:

	2012	2011
Tax benefit at federal statutory rate	(34)%	(34)%
State income tax	(6)%	(6)%
Other permanent differences	12.0%	-%
Increase in valuation allowance	28.0%	40.0%
Effective income tax rate	-%	-%

Trio Merger Corp and its Subsidiary

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

Note 9 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2012, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. In connection with the organization of the Company, a total of 1,437,500 shares of the Company’s common stock were sold to the Initial Stockholders at a price of approximately $0.01739 per share for an aggregate of $25,000 (the “Founder’s Shares”). Effective June 21, 2011, the Company’s Board of Directors authorized a stock dividend of 0.2 shares for each outstanding share of common stock.  Pursuant to the Share Repurchase Plan, the company repurchased 783,145 shares of common stock at an aggregate purchase price of $7,539,736, throughout the fiscal year ended December 31, 2011.  As of December 31, 2012, a total of 7,841,855 shares were issued and outstanding, which includes 5,620,923 shares subject to conversion.

Note 10 — Agreement and Plan of Reorganization

On December 10, 2012 the Company entered into merger agreement with privately-held SAExploration Holdings, Inc. (“SAE”) whereby SAE will merge into a wholly owned subsidiary of the Company. SAE is a holding company of various subsidiaries which cumulatively form a geographically diversified seismic data acquisition company. SAE provides a full range of 2D, 3D and 4D seismic data services to its clients, including surveying, program design, logistical support, data acquisition, processing, camp services, catering, environmental assessment and community relations. The Company services its multinational client base from offices in Canada, Alaska, Peru, Columbia, Bolivia, Papua New Guinea, New Zealand and Brazil.

The SAE stockholders, in exchange for all of the common stock of SAE outstanding immediately prior to the merger, will receive from the Company:

•	An aggregate of 6,448,413 shares of Trio’s common stock;

•	An aggregate of $7,500,000 in cash;

•	An aggregate of $17,500,000 in promissory notes to be issued by Trio; and

•	The right to receive up to an additional 992,064 shares of Trio’s common stock if the following EBITDA targets have been met:

Trio Merger Corp and its Subsidiary

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

	EBITDA Target		EBITDA Share Range
	Minimum	Maximum	Minimum	Maximum
Fiscal year ended 12/31/13	$46,000,000	$50,000,000	248,016	496,032
Fiscal year ended 12/31/14	$52,000,000	$56,000,000	248,016	496,032

Notes:

1 In the event that the EBITDA target is not met in any particular year but the combined company’s cumulative EBITDA over the two year period is between $98,000,000 and $106,000,000, the SAE stockholders will be entitled to the pro rata number of EBITDA Shares they would have been entitled to if each individual yearly EBITDA targets were met.

2 EBITDA, which excludes acquisitions, is defined as income before provision for income taxes, plus interest expense, less interest income, plus depreciation and amortization, plus merger related expenses and Trio’s expenses.

Additionally, Trio will pay to the Stockholder an aggregate of $5,000,000 in cash for all of SAE’s outstanding shares of Series A Preferred Stock.

The stockholders of SAE will not be able to publicly sell any of the shares of Trio common stock that they receive upon closing of the merger for twelve months after the closing, subject to certain exceptions. After the merger, Trio’s board of directors will consist of eight directors, of whom five will be selected by SAE and three will be selected by Trio.

In addition, Trio obtained the written consent from registered holders of a majority of Trio’s outstanding warrants (the “Consenting Warrant Holders”) to increase the exercise price of such warrants to $12.00 per share and increase the redemption price of such warrants to $15.00 per share. Such amendments will become effective upon consummation of the merger. Additionally, Trio has agreed to file a registration statement on Form S-4 for the purpose of offering holders of Trio’s warrants the right to exchange their warrants for shares of Trio common stock, at the rate of ten warrants for one share of Trio common stock (the “Warrant Exchange”). The parties will seek to consummate the Warrant Exchange as soon as practicable after the closing of the merger. The Consenting Warrant Holders have agreed to participate in the Warrant Exchange with respect to the warrants held by such holders. Any warrants remaining outstanding after the consummation of the Warrant Exchange will continue to have the same terms as currently set forth in such warrants except as modified by the amendments to the exercise and redemption prices described above. Further, the holders of the Unit Purchase Options ("UPOs") to purchase 600,000 units (each consisting of one share and one warrant) at $11.00 per unit which were issued to the underwriters at the closing of Trio's initial public offering, have agreed to exchange their UPOs for an aggregate of 100,000 shares at the closing of the merger.

Note 11 — Subsequent Events

Management evaluates subsequent events that have occurred after the balance sheet date through the date the financial statements were publicly available to determine if events or transactions occurring require potential adjustment to or disclosure in the financial statements and has concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements except as discussed in this note.

