Form 10-Q
period 2013-03-31
Trio Merger Corp.
filed 2013-05-15
CIK 1514732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,841,855 shares of common stock as of May 15, 2013.

1

TRIO MERGER CORP.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,555	$8,431
Prepaid expenses	13,066	14,618
Total current assets	40,621	23,049

Cash and cash equivalents held in trust	61,676,762	61,698,945
Prepaid expenses	2,494	5,454
Total assets	$61,719,877	$61,727,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$424,959	$320,469
Accounts payable – to shareholder	50,118	20,118
Notes payable – to shareholder and affiliate	400,000	300,000
Franchise taxes payable	192,938	154,350
State capital taxes payable	-	110,794
Total liabilities	1,068,015	905,731
Common Stock, subject to possible conversion, 5,620,923 shares at conversion value(1)	56,670,264	56,670,264
Commitments
Stockholders’ equity:
Preferred Stock, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	-	-
Common Stock, $0.0001 par value, 55,000,000 authorized shares and 2,220,932 issued and outstanding shares (which excludes 5,620,923 shares subject to possible conversion)	223	223
Additional paid-in capital	5,484,666	5,484,666
Deficit accumulated during the development stage	(1,503,291)	(1,333,436)
Total stockholders’ equity	3,981,598	4,151,453
Total liabilities and stockholders’ equity	$61,719,877	$61,727,448

(1)	As a result of repurchases of shares of common stock through March 31, 2013, in connection with the Company's Share Repurchase Plan (Note 1), aggregate shares of common stock subject to possible conversion are 5,620,923.

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

Condensed CONSOLIDATED StatementS of Operations

(Unaudited)

	Three Months ended March 31,		For the period February 2, 2011 (Inception) to	For the period February 2, 2011 (Inception) to
	2013	2012	March 31, 2013	March 31, 2012
Operating and formation costs:
General and administrative expenses	$145,172	$157,839	$1,338,771	$446,120
General and administrative expenses - related party	30,000	30,000	212,000	92,000
Loss from operations	(175,172)	(187,839)	(1,550,771)	(538,120)

Interest Income	5,317	6,434	47,481	8,720

Net loss	$(169,855)	$(181,405)	$(1,503,290)	$(529,400)
Weighted average shares outstanding, basic and diluted(1)	2,220,932	2,220,932
Basic and diluted net loss per share	$(0.08)	$(0.08)

(1)	Excludes 5,620,923 shares subject to possible conversion.

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

CONDENSED CONSOLIDATED StatementS of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common stock issued February 25, 2011 at approximately $0.01449 per share for cash	1,725,000	$173	$24,827	$-	$25,000
Sale of 6,000,000 units on June 24, 2011, net of underwriter's discount and offering expenses (includes 5,499,999 shares subject to possible conversion)	6,000,000	600	57,434,189	-	57,434,789
Proceeds from issuance of unit purchase option	-	-	100	-	100
Proceeds from issuance of insider warrants	-	-	3,550,000	-	3,550,000
Sale of 900,000 units on June 27, 2011, net of underwriter's discount and offering expenses (includes 900,000 shares subject to possible conversion)	900,000	90	8,684,910	-	8,685,000
Net proceeds subject to possible conversion (6,399,999 shares)	(6,399,999)	(640)	(64,191,350)	-	(64,191,990)
Repurchase of ordinary shares in accordance with the Company's Repurchase Plan	(783,145)	(78)	(7,539,658)	-	(7,539,736)
Reduction in net proceeds subject to possible conversion (1)	779,076	78	7,521,648	-	7,521,726
Net loss	-	-	-	(347,995)	(347,995)
Balance at December 31, 2011	2,220,932	223	5,484,666	(347,995)	5,136,894
Net loss	-	-	-	(985,441)	(985,441)
Balance at December 31, 2012	2,220,932	223	5,484,666	(1,333,436)	4,151,453
Net loss	-	-	-	(169,855)	(169,855)
Balance at March 31, 2013	2,220,932	$223	$5,484,666	$(1,503,291)	$3,981,598

(1)

As a result of repurchases of shares of common stock through March 31, 2013, in connection with the Company's Share Repurchase Plan (Note 1), aggregate shares of common stock subject to possible conversion as of March 31, 2013 are 5,620,923.

 The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

CONDENSED CONSOLIDATED StatementS of Cash Flows
(Unaudited)

	For the Three	For the Three	For the period February 2, 2011
	Months Ended	Months Ended	(Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013
Operating Activities
Net loss	$(169,855)	$(181,405)	$(1,503,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses	4,511	4,562	(15,558)
Accounts payable	134,490	65,179	475,076
Franchise taxes payable	38,589	(83,150)	192,938
State capital taxes payable	(110,794)	(70,000)	-
Net cash used in operating activities	(103,059)	(264,814)	(850,834)

Investing Activities
Investment in restricted cash and cash equivalents	(5,317)	(6,384)	(69,256,749)
Accumulated interest released from restricted cash for operations	27,500	-	40,250
Amounts from restricted cash and cash equivalents used to repurchase ordinary shares	-	-	7,539,736
Net cash provided by (used in) investing activities	22,183	(6,384)	(61,676,763)

Financing Activities
Proceeds from sale of common stock to initial stockholders	-	-	25,000
Proceeds from notes payable to shareholder and affiliate	100,000	-	500,000
Repayment of note payable to shareholder	-	-	(100,000)
Proceeds from Public Offering, net of offering costs	-	-	66,119,788
Proceeds from Warrant Offering	-	-	3,550,000
Proceeds from sale of Underwriter Purchase Option	-	-	100
Repurchase of ordinary shares	-	-	(7,539,736)
Net cash provided by financing activities	100,000	-	62,555,152

Net increase in cash and cash equivalents	19,124	(271,198)	27,555
Cash and cash equivalents, Beginning	8,431	282,884	-
Cash and cash equivalents, Ending	$27,555	$11,686	$27,555

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Condensed Consolidated Financial Statements

Note 1 — Organization, Plan of Business Operations and Liquidity

Trio Merger Corp. (the “Company”) was incorporated in Delaware on February 2, 2011 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, or other similar business combination, one or more businesses or entities (a “Business Combination”).

The Company formed Trio Merger Sub, Inc. (“Merger Sub”), solely for the purpose of effectuating a future business combination with SAExploration Holdings, Inc. ("SAE"). Merger Sub, a wholly owned subsidiary of Trio Merger Corp, was incorporated under the laws of Delaware on December 6, 2012. Merger Sub owns no material assets and does not operate any business. See Note 8 — Agreement and Plan of Reorganization for a discussion of the merger and share exchange agreement entered into on December 11, 2012.

The Company is considered to be a development stage company and as such, the condensed consolidated financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) topic 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

All activity through March 31, 2013 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.

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

An amount of $69,210,000 or approximately $10.03 per Unit sold in the Offering (including the $3,550,000 of proceeds from the sale of Insider Warrants and $8,610,000 of proceeds from the closing of the over-allotment option) was placed in a trust account (‘‘Trust Account’’) and is held as cash or invested in United States treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of the Company’s initial Business Combination, (ii) the Company’s failure to consummate a Business Combination within the prescribed time and (iii) the Common Stock traded at or below $9.60 per share, subject to certain criteria discussed below. In the event that the Common Stock traded at or below $9.60 per share, there could be released to the Company from the Trust Account amounts necessary to purchase up to 25% of the shares sold in the Offering (1,725,000 shares). Pursuant to the 10b5-1 plan that the Company entered into on June 21, 2011 (the “Share Repurchase Plan”), such purchases commenced on August 21, 2011 and were to continue until the earlier of (i) the repurchase of 1,725,000 shares or (ii) the date the Company announced an initial Business Combination. Any such purchases were to be made only in open market transactions. The Share Repurchase Plan required the Company to purchase its shares at a price per share not to exceed the market price at any time when the market price was equal to or below $9.60 per share. The Share Repurchase Plan was structured so as not to require compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and purchases under the plan were to be made outside of the requirements of Rule 10b-18. All shares purchased by the Company were cancelled. On March 14, 2012, the Company’s Board of Directors elected to terminate the 10b5-1 share repurchase plan in order to pursue a listing on a national securities exchange. There were no shares purchased under the Share Repurchase Plan in fiscal year 2012. As of March 31, 2013, a total of 783,145 shares had been repurchased at a cost of $7,539,736 under the plan.

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

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Condensed Consolidated Financial Statements

The Company is required to provide stockholders who acquired shares in the Offering (“Public Stockholders”) with the opportunity to convert their Public Shares for a pro rata share of the Trust Account. In the event that stockholders owning more than 5,620,923 shares (approximately 81.46% of the shares sold as part of the Units in the Offering, as adjusted for repurchases under the Share Repurchase Plan through March 31, 2013) exercise their conversion rights or are sold to the Company in connection with any tender offer, each as described below, the Business Combination will not be consummated. All of the Initial Stockholders will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights they may have in connection with the Business Combination and will not sell any shares to the Company in any tender offer in connection with the Business Combination pursuant to letter agreements executed prior to the Offering.

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

As the Company repurchased shares, the conversion threshold (of approximately 81.46% as adjusted for repurchases under the Share Repurchase Plan through March 31, 2013) was reduced to a percentage such that at least $5,000,000 of funds held in the Trust Account are released to the Company upon closing of the Business Combination. Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company provides that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Exchange Act), will be restricted from seeking conversion rights with respect to an aggregate of more than 12.5% of the shares of common stock sold in the Offering (but only with respect to the amount over 12.5% of the shares of common stock sold in the Offering). The Company will determine that a “group” exists based on Public Stockholders filing a Schedule 13D or 13G indicating the presence of a group or acknowledging to the Company that they are acting, or intend to act, as a group, or based on other information available to the Company.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, if the Company does not consummate a Business Combination by June 24, 2013 (because the Company executed a definitive agreement for a Business Combination by December 24, 2012 but had not consummated such Business Combination by such date), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares held by the Public Stockholders, at a per-share price, payable in cash, as described below, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Initial Stockholders have agreed to waive their rights to share in any distribution with respect to their Founder’s Shares (defined below).

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

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Condensed Consolidated Financial Statements

Pursuant to letter agreements executed June 21, 2011 with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their Founder’s Shares (defined below) upon the Company’s redemption of 100% of the outstanding public shares held by the Public Stockholders.

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as enter into contingent fee arrangements with its vendors. Eric S. Rosenfeld, the Company’s Chairman and Chief Executive Officer and one of its Initial Stockholders, loaned the Company $100,000 on each of April 25, 2012, September 26, 2012 and November 21, 2012. Additionally, Crescendo Advisors II, LLC (together with Mr. Rosenfeld, the “Holders”) loaned the Company $100,000 on March 7, 2013. The loans are evidenced by unsecured promissory notes issued to the Holders. The loans are non interest bearing and are payable at the consummation of a Business Combination. If the Company fails to consummate a Business Combination, the loans would become unsecured liabilities of the Company; however, the Holders have waived any claim against the Trust Fund and these loans will be forgiven. The principal balance of the notes may be converted, at the Holders’ option, to Warrants at a price of $0.50 per warrant. The terms of these Warrants will be identical to the Insider Warrants. The Company may need to raise additional capital through additional loans or additional investments from its Initial Stockholders, officers, directors, or third parties. None of the Initial Stockholders, officers or directors is under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital as of March 31, 2013 are not sufficient to complete its planned activities for the current year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. The Condensed Consolidated Balance Sheet data at December 31, 2012 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the Securities and Exchange Commission on March 4, 2013.

Principles of consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Condensed Consolidated Financial Statements

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Loss Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.”  Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Common shares subject to possible conversion at March 31, 2012 and March 31, 2013 of 5,620,923 have been excluded from the calculation of basic loss per share since such shares, if converted, only participate in their share of the trust earnings.  At March 31, 2013 and March 31, 2012, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised and converted into common stock and then share in the earnings of the Company.  As a result, diluted loss per common share is the same as basic loss per common share for the period.  The Company has not considered the effect of warrants to purchase 14,000,000 shares of common stock, the unit purchase option described in Note 3 or 800,000 warrants issuable upon conversion of notes payable to shareholder and affiliate in the calculation of diluted loss per share, since the exercise of the warrants and the unit purchase option are contingent upon the occurrence of future events.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000.  At March 31, 2013, the Company had not experienced losses on these accounts and management believed the Company was not exposed to significant risks on such accounts.

Securities held in Trust Account

At March 31, 2013 and December 31, 2012, the assets in the Trust Account were held in cash and U.S. Treasury Securities with maturities of less than 180 days.

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Condensed Consolidated Financial Statements

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets Measured at Fair Value on a Recurring Basis

	March 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in Trust Account	$61,676,762	$61,676,762	-	-

Assets Measured at Fair Value on a Recurring Basis

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in Trust Account	$61,698,945	$61,698,945	-	-

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at March 31, 2013 and December 31, 2012, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Condensed Consolidated Financial Statements

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

As a condition to entering into the merger agreement, SAE required that the Company effectuate certain changes with respect to its outstanding Warrants. Accordingly, to accommodate such requirement and induce SAE to enter into the merger agreement, on December 10, 2012, the Company obtained written consents from the holders of a majority of its outstanding Warrants approving an amendment to the Warrants to (i) increase the exercise price of the Warrants from $7.50 to $12.00 per share of common stock and (ii) increase the redemption price of the Warrants from $12.50 to $15.00 per share of common stock, effective upon the closing of the merger.

Because the Company obtained the written consent of the holders of a majority of the outstanding Warrants, no further action of the warrantholders is required to approve the amendment. However, under federal law, the amendment may not take effect until at least 20 days after a proxy statement/information statement has first been sent to warrantholders. The amendment to the Warrants will become effective upon the execution of an amendment to the warrant agreement at the closing of the merger.

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Condensed Consolidated Financial Statements

To further accommodate SAE’s requirement that the Company effect certain changes with respect to its outstanding Warrants, the Company agreed to offer the holders of Warrants the right to exchange their Warrants for shares of the Company’s common stock, at a ratio of ten Warrants for one share of common stock. The warrantholders who consented to the amendments to the warrant agreement also agreed to participate in this warrant exchange with respect to the Warrants held by them.

The Company paid the underwriters in the Offering an underwriting discount of 3.5% ($2,415,000) of the gross proceeds of the Offering.  The Company also issued a unit purchase option, for $100, to EarlyBirdCapital, Inc. (‘‘EBC’’) and its designees to purchase 600,000 units at an exercise price of $11.00 per unit. The unit purchase option will be exercisable commencing on the later to occur of the consummation of the Company’s initial Business Combination or June 21, 2012 and will expire on June 20, 2016. The units issuable upon exercise of this option are identical to the units sold in the Offering. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this unit purchase option is approximately $1,774,030, or $2.96 per unit using a Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.40% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying shares of common stock) to exercise the unit purchase option without the payment of any cash. The holder of the unit purchase option will be entitled to certain demand and piggy-back registration rights. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless. In connection with the proposed merger between the Company and SAE, EBC, on behalf of itself and its designees, has agreed to exchange, at the closing of the merger, the unit purchase option held by them for 100,000 shares of the Company’s common stock

Simultaneously with the Offering, the Initial Stockholders of the Company and underwriters purchased 7,100,000 Insider Warrants at $0.50 per warrant (for an aggregate purchase price of $3,550,000) from the Company. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants are identical to the warrants underlying the Units sold in the Offering except that: (i) the Insider Warrants were purchased pursuant to an exemption from the registration requirements of the Securities Act, (ii) the Insider Warrants are non-redeemable and (iii) the Insider Warrants are exercisable for cash or on a ‘‘cashless’’ basis, in each case, if held by the initial holders or permitted transferees. The Initial Stockholders of the Company and the underwriters have agreed to exchange all of the Insider Warrants for 710,000 shares of the Company’s common stock following the consummation of the merger with SAE.

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

Note 4 —Notes Payable to Stockholder and Affiliate

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

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Condensed Consolidated Financial Statements

Subsequently, the Holders loaned the Company $100,000 on each of April 25, 2012, September 26, 2012, November 21, 2012 and March 7, 2013. The loans are evidenced by unsecured promissory notes issued in the name of the Holders. The loans are non-interest bearing and are payable at the consummation of a Business Combination. If the Company fails to consummate a Business Combination, the loans would become unsecured liabilities of the Company; however, the Holders have waived any claim against the Trust Fund and these loans will be forgiven. The principal balance of the notes may be converted, at the Holders’ option, to Warrants at a price of $0.50 per warrant. The terms of these Warrants will be identical to the Insider Warrants.

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

As of March 31, 2013, investment securities in the Company’s Trust Account consisted of $29,998,807 (including accrued interest) in United States Treasury Bills and $31,677,955 in a “held as cash” account. As of December 31, 2012, all of the funds in the Trust Account were in the Company’s held as cash account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Note 7 —Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2013, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. In connection with the organization of the Company, a total of 1,437,500 shares of the Company’s common stock were sold to the Initial Stockholders at a price of approximately $0.01739 per share for an aggregate of $25,000 (the “Founder’s Shares”). Effective June 21, 2011, the Company’s Board of Directors authorized a stock dividend of 0.2 shares for each outstanding share of common stock. Pursuant to the Share Repurchase Plan, the Company repurchased 783,145 shares of common stock at an aggregate purchase price of $7,539,736. On March 14, 2012, the Company’s Board of Directors elected to terminate the Share Repurchase Plan in order to pursue a listing on a national securities exchange. As of March 31, 2013, a total of 7,841,855 shares were issued and outstanding, which includes 5,620,923 shares subject to conversion.

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Condensed Consolidated Financial Statements

Note 8 — Agreement and Plan of Reorganization

On December 10, 2012, the Company entered into merger agreement with privately-held SAE whereby SAE will merge into Merger Sub, a wholly owned subsidiary of the Company. SAE is a holding company of various subsidiaries which cumulatively form a geographically diversified seismic data acquisition company. SAE provides a full range of 2D, 3D and 4D seismic data services to its clients, including surveying, program design, logistical support, data acquisition, processing, camp services, catering, environmental assessment and community relations. The Company services its multinational client base from offices in Canada, Alaska, Peru, Columbia, Bolivia, Papua New Guinea, New Zealand and Brazil.

The SAE stockholders, in exchange for all of the common stock of SAE outstanding immediately prior to the merger, will receive from the Company:

•	An aggregate of 6,448,413 shares of common stock;

•	An aggregate of $7,500,000 in cash;

•	An aggregate of $17,500,000 in promissory notes to be issued by the Company; and

•	The right to receive up to an additional 992,064 shares of common stock if the following EBITDA targets have been met:

	EBITDA Target		EBITDA Share Range
	Minimum	Maximum	Minimum	Maximum
Fiscal year ended 12/31/13	$46,000,000	$50,000,000	248,016	496,032
Fiscal year ended 12/31/14	$52,000,000	$56,000,000	248,016	496,032

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

Additionally, the Company will pay to the holder of all of SAE’s Series A Preferred Stock an aggregate of $5,000,000 in cash for all of SAE’s outstanding shares of Series A Preferred Stock.

The stockholders of SAE will not be able to publicly sell any of the shares of the Company’s common stock that they receive upon closing of the merger for twelve months after the closing, subject to certain exceptions. After the merger, the Company’s board of directors will consist of eight directors, of whom five will be selected by SAE and three will be selected by the Company.

In addition, the Company obtained the written consent from registered holders of a majority of outstanding Warrants (the “Consenting Warrant Holders”) to increase the exercise price of such warrants to $12.00 per share and increase the redemption price of such Warrants to $15.00 per share. Such amendments will become effective upon consummation of the merger. Additionally, the Company has agreed to file a registration statement on Form S-4 for the purpose of offering holders of Warrants the right to exchange their Warrants for shares of the Company’s common stock, at the rate of ten Warrants for one share of common stock (the “Warrant Exchange”). The parties will seek to consummate the Warrant Exchange as soon as practicable after the closing of the merger. The Consenting Warrant Holders have agreed to participate in the Warrant Exchange with respect to the Warrants held by such holders. Any Warrants remaining outstanding after the consummation of the Warrant Exchange will continue to have the same terms as currently set forth in such Warrants except as modified by the amendments to the exercise and redemption prices described above. Further, the holders of the unit purchase options to purchase 600,000 units (each consisting of one share and one warrant) at $11.00 per unit which were issued to the underwriters at the closing of the Public Offering, have agreed to exchange their unit purchase options for an aggregate of 100,000 shares at the closing of the merger.

Trio Merger Corp.
(A Company In the Development Stage)

Notes to Condensed Consolidated Financial Statements

Note 9 —Subsequent Events

Management evaluates subsequent events that have occurred after the balance sheet date through the date the financial statements were publicly available to determine if events or transactions occurring require potential adjustment to or disclosure in the financial statements. On April 10, 2013, Trio entered into an agreement with Sidoti & Company, LLC to provide assistance in connection with the Business Combination. If the Business Combination is successful, Trio has agreed to pay Sidoti & Company, LLC between $400,000 and $600,000 for such services.

No other subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes to the condensed financial statements except as discussed in this note.

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

On December 10, 2012, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Trio Merger Sub, Inc., a wholly-owned subsidiary of ours (“Merger Sub”), SAExploration Holdings, Inc. (“SAE”) and CLCH, LLC, the holder of a majority of SAE’s outstanding common stock and all of SAE’s outstanding Series A Preferred Stock (“CLCH”). Upon the consummation of the transactions contemplated by the Merger Agreement, SAE will be merged with and into Merger Sub, with Merger Sub surviving the merger and remaining a wholly-owned subsidiary of ours. Upon the consummation of the merger contemplated by the Merger Agreement, we will change our name to “SAExploration Holdings, Inc.”

SAE is a geophysical services company offering seismic data acquisition services to the oil and gas industry in North America, South America, and Southeast Asia. SAE provides a full range of services related to the acquisition of 2D, 3D and 3C (Multi-Component) seismic data projects on land, in transition zones between land and water and in shallow water.

The merger is expected to be consummated in the second quarter of 2013, after the required approval by our stockholders and the fulfillment of certain other conditions, as described in our Current Report on Form 8-K filed on December 11, 2012 (the “Merger Form 8-K”) and in the Merger Agreement.

The description of the Merger Agreement and the transactions contemplated thereby contained in the Merger Form 8-K is incorporated herein by reference.

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than the activities necessary to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors and their affiliates to fund our operations.

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

We incurred a net loss of $169,855 for the period from January 1, 2013 until March 31, 2013. This net loss was largely composed of interest income of approximately $5,300 and a reversal of New York State Capital taxes of approximately $110,800, which were offset by NASDAQ listing fees of $32,000, legal expenses of approximately $105,800, accounting expenses of $20,000 and monthly administrative fees to Crescendo Advisors II, LLC (which is owned by our Chairman and Chief Executive Officer, Eric S. Rosenfeld) of $30,000. During the period from February 2, 2011 (inception) to March 31, 2013, we incurred a net loss of $1,503,290. This net loss was largely composed of interest income of approximately $47,500, which was offset by marketing expenses of approximately $63,600, monthly administrative fees to Crescendo Advisors II, LLC of $212,000, Delaware Franchise Taxes of approximately $276,100, New York state taxes of $70,000, NASDAQ listing fees of $104,900, accounting expenses of $85,900 and legal expenses of approximately $450,600.

We incurred a net loss of $181,405 for the period from January 1, 2012 until March 31, 2012. This net loss was largely composed of interest income of approximately $6,400, which was offset by NASDAQ listing fees of $45,000, legal expenses of approximately $47,700, accounting expenses of $20,000 and monthly administrative fees to Crescendo Advisors II, LLC (which is owned by our Chairman and Chief Executive Officer, Eric S. Rosenfeld) of $30,000. During the period from February 2, 2011 (inception) to March 31, 2011, we incurred a net loss of $524, which was composed of business startup costs. We incurred a net loss of $529,400 for the period from February 2, 2011 (inception) until March 31, 2012. This net loss was largely composed of interest income of approximately $8,700, which was offset by marketing expenses of approximately $58,600, monthly administrative fees to Crescendo Advisors II, LLC of $92,000, Delaware Franchise Taxes of approximately $83,000, New York state taxes of $70,000, NASDAQ listing fees of $50,000, accounting expenses of $42,500 and legal expenses of approximately $64,200.

Liquidity and Capital Resources

As of March 31, 2013, we had approximately $27,600 in our operating bank account. In addition, we had approximately $61,676,800 in restricted cash and equivalents held in trust to be used for a Business Combination or to convert our common shares, in certain circumstances, through March 31, 2013. We have used $7,539,736 of trust funds to repurchase 783,145 common shares in accordance with our 10b5-1 plan. On March 14, 2012, the Company’s Board of Directors elected to terminate the 10b5-1 share repurchase plan in order to pursue a listing on a national securities exchange. As a result of the repurchases through March 14, 2012, the full pro rata redemption price has increased to approximately $10.08 per share. We intend to use the remainder of the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of March 31, 2013, U.S Treasury Bills with one month, three month, and six month maturities were yielding approximately 0.04%, 0.07%, and 0.11%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Until consummation of our initial business combination, we will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account. On each of April 25, 2012, September 26, 2012 and November 21, 2012, Eric S. Rosenfeld, the Company’s Chairman and Chief Executive Officer and one of the Company’s Initial Stockholders, loaned the Company $100,000. Additionally, on March 7, 2013, an affiliate of Mr. Rosenfeld loaned the Company an additional $100,000. The loans are non interest bearing and are payable at the consummation of a Business Combination. If the Company fails to consummate a Business Combination, the loans would become unsecured liabilities of the Company; however, the holders have waived any claim against the Trust Fund and these loans will be forgiven. The principal balance of the notes may be converted, at the holders’ option, to Warrants at a price of $0.50 per Warrant. The terms of these warrants will be identical to the Insider Warrants. In addition, we may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital as of March 31, 2013 are not sufficient to complete its planned activities for the current year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On each of April 25, 2012, September 26, 2012 and November 21, 2012, Eric S. Rosenfeld, the Company’s Chairman and Chief Executive Officer and one of the Company’s Initial Stockholders, loaned the Company $100,000. Additionally, on March 7, 2013, an affiliate of Mr. Rosenfeld loaned the Company an additional $100,000. The loans are non interest bearing and are payable at the consummation of a Business Combination. If the Company fails to consummate a Business Combination, the loans would become unsecured liabilities of the Company; however, the holders have waived any claim against the Trust Fund and these loans will be forgiven. The principal balance of the notes may be converted, at the holders’ option, to Warrants at a price of $0.50 per Warrant. The terms of these warrants will be identical to the Insider Warrants.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Convertible Promissory Note issued to Eric S. Rosenfeld and Crescendo Advisors II, LLC (included as Exhibit 4.7 in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2013, formatted in XBRL: (i) Condensed Balance Sheet, (ii) Condensed Statement of Operations, (iii) Condensed Statement of Changes in Stockholders' Equity, (iv) Condensed Statement of Cash Flows and (v) Notes to Unaudited Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Date: May 15, 2013

