Form 10-Q
period 2013-06-30
SAExploration Holdings, Inc.
filed 2013-08-28
CIK 1514732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

SAEXPLORATION HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation)

001-35471
(Commission file number)

27-4867100
(I.R.S. Employer Identification No.)

3333 8th Street SE, 3rd Floor, Calgary Alberta, T2G 34A
(Address of principal executive offices) (Zip Code)

(403) 776-1950
(Registrant's telephone number, including area code)

Trio Merger Corp., 777 Third Avenue, 37th Floor, New York, New York 10017
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES ☒	NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Number of shares of Common Stock, $0.0001 par value, outstanding as of August 23, 2013: 13,402,664

(Exhibit Index Located on Page 29)

SAEXPLORATION HOLDINGS, INC.
INDEX TO FORM 10-Q
June 30, 2013

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAExploration Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2013 and December 31, 2012
(In thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,521	$15,721
Restricted cash	298	3,701
Accounts receivable	37,978	27,585
Deferred costs on contracts	2,158	5,911
Prepaid expenses	7,459	8,553
Deferred tax asset, net	820	902
Total current assets	77,234	62,373
Property and equipment, net	63,970	70,456
Intangible assets, net	1,341	1,478
Goodwill	2,186	2,306
Deferred loan issuance costs, net	9,395	9,066
Deferred tax asset, net	1,585	1,622
Other assets	684	674
Total assets	$156,395	$147,975
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,436	$12,309
Accrued liabilities	4,674	5,435
Income and other taxes payable	883	5,896
Accrued payroll liabilities	2,874	3,247
Notes payable – current portion	1,300	800
Notes payable to related parties	—	53
Deferred revenue – current portion	7,980	6,145
Capital lease – current portion	736	818
Total current liabilities	26,883	34,703
Long-term portion of notes payable, net	79,166	78,493
Long-term portion of notes payable to related parties	11,775	—
Long-term portion of capital leases	801	1,054
Deferred revenue – non-current portion	1,058	3,175
Deferred tax liabilities, net	188	241
Warrant liabilities	—	1,244
Total liabilities	119,871	118,910
Commitments and contingencies (See Note 3)
Convertible preferred stock of Former SAE, $0.0001 par value, 5,000,000 shares authorized; Series A preferred stock, $1.00 stated value, 5,000,000 shares retired as a result of the Merger	—	5,000
Former Trio preferred Stock, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	—	—
Stockholders’ equity:
Common Stock, $0.0001 par value, 55,000,000 authorized, and 13,402,664 and 6,321,848 issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	2	1
Additional paid-in capital	26,301	1,907
Retained earnings	12,155	21,801
Accumulated other comprehensive (loss) income	(1,934)	356
Total stockholders’ equity	36,524	24,065
Total liabilities and stockholders’ equity	$156,395	$147,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue from services	$42,380	$74,393	$127,146	$136,180
Direct operating expenses, including depreciation expense of $3,426 and $2,824 for the three months ended June 30 2013 and 2012, respectively, and $6,936 and $5,468 in the six months ended June 30 2013 and 2012, respectively	32,142	61,416	96,910	108,327
Gross profit	10,238	12,977	30,236	27,853
Selling, general and administrative expenses	5,141	6,577	12,607	12,020
Merger costs	583	—	583	—
Depreciation and amortization	257	149	522	288
Loss on sale of assets	42	382	103	305
Income from operations	4,215	5,869	16,421	15,240
Other income (expense):
Other, net	(1,308)	198	(1,445)	291
Interest expense, net	(3,427)	(471)	(6,812)	(839)
Foreign exchange (loss) gain, net	(842)	(40)	(1,299)	51
Total other expense, net	(5,577)	(313)	(9,556)	(497)
(Loss) income before income taxes	(1,362)	5,556	6,865	14,743
(Benefit) provision for income taxes	(1,117)	483	1,248	1,917
Net (loss) income	$(245)	$5,073	$5,617	$12,826
Basic and diluted (loss) income per common share
Weighted average shares outstanding -basic	6,782,515	5,685,288	6,553,454	5,685,288
(Loss) income per share - basic	$(0.04)	$0.89	$0.86	$2.26
Weighted average shares outstanding -diluted	6,782,515	5,685,288	6,684,118	5,685,288
(Loss) income per share - diluted	$(0.04)	$0.89	$0.84	$2.26

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAExploration Holdings, Inc. and Subsidiaries

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net (loss) income	$(245)	$5,073	$5,617	$12,826
Other items of comprehensive (loss) income, foreign currency translation net of tax	(1,587)	1,989	(2,290)	875
Total other comprehensive (loss) income	$(1,832)	$7,062	$3,327	$13,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(In thousands)

	2013		2012
Operating activities:
Net income		$5,617		$12,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment		7,458		5,756
Amortization of loan costs and debt discounts		1,092		—
Payment in kind interest		995		—
Deferred income taxes		66		(326)
Loss on sale of property and equipment		103		305
Share-based compensation		114		—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable		(10,393)		(6,846)
Deferred costs on contracts		3,753		(3,862)
Accounts payable		(3,918)		10,650
Income and other taxes payable		(5,013)		3,014
Other		1,845		(707)
Net cash provided by operating activities		1,719		20,810
Investing activities:
Purchase of property and equipment		(2,688)		(26,066)
Business acquisition, net of cash acquired		—		(760)
Proceeds from sale of property and equipment		—		144
Net cash (used in) investing activities		(2,688)		(26,682)
Financing activities:
Principal borrowings on notes payable		—		28,765
Net proceeds from Merger		35,277		—
Repayments of notes payable		(453)		(18,389)
Payment of debt issuance costs		(1,500)		—
Merger costs		(5,027)		—
Repayments of capital lease obligations		(433)		(439)
Dividend payments on common shares		(8,731)		—
Dividend payments on preferred shares		(5,084)		(70)
Net cash provided by financing activities		14,049		9,867
Effects of exchange rate changes on cash		(280)		780
Net change in cash and cash equivalents		12,800		4,775
Cash at the beginning of period		15,721		4,978
Cash at the end of period		$28,521		$9,753
Supplemental disclosures of cash flow information:
Interest paid		$4,984		$424
Income taxes paid		$3,299		$154
Non-cash investing and financing activities:
Dividends accrued but unpaid on common shares		$1,269		$—
Dividends accrued but unpaid on preferred shares		$1,072		$192
Capital assets acquired under capital lease		$98		$215
Cash flow impact of Merger	$	See Note 2	$	N/A

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Number of Common Shares Issued and Outstanding	Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2011	5,685,288	$1	$1,886	$(610)	$12,341	$13,618
Dividends	—	—	—	—	(262)	(262)
Foreign currency translation	—	—	—	875	—	875
Net income	—	—	—	—	12,826	12,826
Balance at June 30, 2012	5,685,288	$1	$1,886	$265	$24,905	$27,057
Balance at December 31, 2012	6,321,848	$1	$1,907	$356	$21,801	$24,065
Dividends on Former SAE Common Shares	—	—	—	—	(10,000)	(10,000)
Dividends on Former SAE Preferred Shares	—	—	—	—	(5,263)	(5,263)
Forfeitures of Former SAE restricted stock	(8,549)	—	—	—	—	—
Former SAE Warrants converted to stock as a result of the Merger	135,144	—	1,293	—	—	1,293
Merger transaction	6,954,221	1	28,014	—	—	28,015
Merger costs	—	—	(5,027)	—	—	(5,027)
Share-based compensation	—	—	114	—	—	114
Foreign currency translation	—	—	—	(2,290)	—	(2,290)
Net income	—	—	—	—	5,617	5,617
Balance at June 30, 2013	13,402,664	$2	$26,301	$(1,934)	$12,155	$36,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 1 — GENERAL INFORMATION

SAExploration Holdings, Inc. and its subsidiaries (collectively, the “Corporation”) is a geophysical seismic services company offering a full range of seismic data acquisition services including program design, planning and permitting, camp services, survey, drilling, recording, reclamation and in-field processing. The Corporation’s services include the acquisition of 2D, 3D and time-lapse 4D seismic data on land, in transition zones between land and water and in shallow water, as well as seismic data field processing. The Corporation’s customers include national oil companies, major international oil companies and independent oil and gas exploration and production companies in North America, South America and Southeast Asia. Seismic data is used by the Corporation’s customers to identify and analyze drilling prospects and maximize successful drilling.

NOTE 2 — COMPLETED MERGER

The Corporation was initially formed on February 2, 2011under the name Trio Merger Corp. (the Corporation, prior to the Merger described below, “Former Trio”) as a blank check company in order to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more business entities.  On December 10, 2012, the Corporation entered into an Agreement and Plan of Reorganization, as amended by a First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013 (the “ Merger Agreement”), with Trio Merger Sub, Inc. (“Merger Sub”), the entity formerly known as SAExploration Holdings, Inc. (“Former SAE”), and CLCH, LLC (“CLCH”), which contemplated Former SAE merging with and into Merger Sub with Merger Sub surviving as a wholly-owned subsidiary of the Corporation (the “Merger”).

On June 21, 2013, the Corporation held its special meeting in lieu of an annual meeting of stockholders (the “Special Meeting”), at which the stockholders considered and adopted, among other matters, the Merger Agreement. On June 24, 2013, the parties consummated the Merger (the “Closing”). Pursuant to the Merger Agreement, the Former SAE common stockholders, on a fully-diluted basis, as consideration for all shares of Former SAE common stock they held or had the right to acquire prior to the Merger, received: (i) an aggregate of 6,448,443 shares (which includes 30 shares issued in lieu of fractional shares) of the Corporation’s common stock at the Closing; (ii) an aggregate of $7.5 million in cash at the Closing; (iii) an aggregate of $17.5 million represented by a promissory note issued by the Corporation at the Closing, discussed in Note 5; and (iv)  the right to receive up to 992,108 additional shares (which includes 44 shares that may be issued in lieu of fractional shares) of the Corporation’s common stock after the Closing based on the achievement of specified earnings targets by the Corporation for the 2013 and/or the 2014 fiscal years. Additionally, the Corporation paid to CLCH, the holder of all of the outstanding shares of Former SAE preferred stock and a company controlled by Jeff Hastings, the Corporation’s Executive Chairman, an aggregate of $5.0 million in cash for all of such shares. Former SAE’s warrants outstanding for 2% of its common stock now entitle the holders of the Former SAE warrants to receive 135,144 shares of the Corporation’s common stock as of the closing of the Merger and those shares of the Corporation’s stock were included in the exchange into 6,448,443 shares described above.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

The following table summarizes the effects of the Merger on the Corporation’s assets, liabilities, and capital structure:

Cash and cash held in trust, after conversions	$47,777
Payment to Former SAE common stockholders	(7,500)
Net released from escrow to the Corporation after conversions	$40,277
Other assets and liabilities remaining in the Corporation:
Other assets	12
Note payable to Former SAE common stockholders	(11,775)
Related party notes	(500)
Contingent consideration	—
$28,014
Merger costs	(5,027)
Pre-acquisition value of Former SAE warrants deemed equity under their terms	1,293
Net increase in the Corporation's equity resulting from the Merger	$24,280

Additionally, immediately prior to the closing of the Merger, Former SAE paid cash dividends to its stockholders of $5 million on shares of its preferred stock and $10 million on shares of its common stock outstanding immediately prior to the Merger, for an aggregate dividend amount of $15 million.

Of the $40,277 of cash, $5,000 was paid to purchase Former SAE’s preferred stock, and the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2013 reflects $35,277 of merger proceeds released from escrow to the Corporation in cash provided by financing activities. The Corporation incurred $5,027 of Merger-related costs which are treated as equity issuance costs and reported as a reduction of equity.

In connection with the Merger, holders of 987,634 shares of the Corporation’s outstanding common stock issued in its initial public offering (“public shares”) exercised their rights to convert those shares to cash at a conversion price of approximately $10.08 per share, or an aggregate of approximately $9.96 million. After giving effect to the issuance of the shares of the Corporation’s common stock to Former SAE stockholders at the Closing (excluding the additional shares that may be issued to the Former SAE stockholders based on the achievement of the earnings targets), the issuance of 100,000 shares of the Corporation’s common stock in exchange for the options to purchase up to a total of 600,000 shares of common stock and 600,000 warrants held by EarlyBirdCapital, Inc. and its designees for 100,000 shares of Corporation common stock and the conversion of 987,634 of the Corporation’s public shares, there were 13,402,664 shares of the Corporation’s common stock outstanding as of June 24, 2013. The conversion price for holders of public shares electing conversion of $10 million was paid out of the Corporation’s trust account, which had a balance immediately prior to the Closing of $61.7 million. The remaining trust account funds were used to pay the Corporation’s transaction expenses of approximately $4.0 million and the cash portion of the Merger consideration payable to the Former SAE preferred and common stockholders, totaling $12.5 million, and the balance of approximately $35.3 million was released from escrow to the Corporation.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

At the Special Meeting, the Corporation’s stockholders voted to approve an amendment to the Corporation’s amended and restated certificate of incorporation to change the Corporation’s name to SAExploration Holdings, Inc. Accordingly, effective upon the Closing, the Corporation changed its name to SAExploration Holdings, Inc. and Merger Sub, the surviving entity in the Merger, changed its name to SAExploration Sub, Inc. Thus, the Corporation is now a holding company called SAExploration Holdings, Inc., operating through its wholly-owned subsidiary, Merger Sub, and its subsidiaries.

At the Special Meeting, the Corporation’s stockholders also approved other amendments to the Corporation’s amended and restated certificate of incorporation to adjust the classification of directors such that the three classes’ terms expire upon the annual meetings of stockholders in 2014, 2015 and 2016, with each class serving three-year terms thereafter, and to delete certain provisions that are no longer applicable since the Merger was consummated.

At the Closing, the Corporation also entered into an amendment to the warrant agreement (“Warrant Amendment”) with Continental Stock Transfer & Trust Company, as warrant agent, for the 14 million outstanding warrants as of the date of the Merger, and for the 1 million warrants that may be issued upon conversion of the Corporation’s convertible notes, which amended the Corporation’s warrants to (i) increase the exercise price of the warrants from $7.50 to $12.00 per share of the Corporation’s common stock and (ii) increase the redemption price of the warrants from $12.50 to $15.00 per share of the Corporation’s common stock. On December 10, 2012, the Corporation obtained written consents from the holders of a majority of the then outstanding warrants approving the Warrant Amendment. The Warrant Amendment became effective upon the closing of the Merger. The warrants expire June 24, 2016. Since the amendments were a pre-Merger modification by Former Trio, the effects of the change in fair value were reflected in the equity of Former Trio and were not reflected in the net assets of Former Trio recorded by the Corporation.

As a result of the Merger, the pre-Merger stockholders of the Former Trio own approximately 51.5% of the Corporation, and the pre-Merger stockholders of Former SAE own approximately 48.5% of the Corporation. In connection with the Merger, certain of the initial stockholders of the Corporation granted voting proxies to CLCH, which was the majority stockholder of Former SAE, such that CLCH, along with certain other stockholders of Former SAE, control at least 50.5% of the voting power of the Corporation following the Merger. The Merger completes the Corporation’s objective to acquire, through a merger, share exchange, asset acquisition, or other similar business combination, one or more businesses or entities. In addition, the Merger accomplished Former SAE’s objective of obtaining increased access to publicly-traded capital markets.

NOTE 3 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Presentation as a result of the Merger

The Corporation was incorporated in February 2011 in Delaware and was in the development stage through June 24, 2013. The period from June 24, 2013 to June 30, 2013 is the first period during which the Corporation is considered an operating company and is no longer in the development stage. From a legal perspective, Former SAE was merged into a subsidiary of the Corporation, Merger Sub, with Merger Sub surviving. From an accounting perspective, however, the Merger was treated as a reverse acquisition in which Former SAE was the accounting acquirer according to the provisions of the accounting principles generally accepted in the United States of America (“U.S. GAAP”), including but not limited to the fact that the stockholders of Former SAE were determined to have control after consummation of the Merger. The operating results and cash flows are presented as a continuation of Former SAE’s financial statements and the assets and liabilities are presented at Former SAE’s carrying value. The equity structure, however, reflects the Corporation’s equity structure. The retained earnings and other equity balances are presented at Former SAE’s carrying value. Stockholders’ equity has been retroactively restated to reflect the number of shares of common stock received by the holders of Former SAE of the Corporation’s common stock, with the offset to additional paid in capital.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

Principles of Consolidation

The accompanying (a) balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) unaudited condensed consolidated financial statements of the Corporation have been prepared in accordance with U.S. GAAP for interim financial information and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain financial information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s and Former SAE’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2012. These audited financial statements can be found within the definitive proxy statement/information statement filed by the Corporation with the Securities and Exchange Commission on May 31, 2013. These unaudited condensed consolidated financial statements should also be read in conjunction with Former SAE’s unaudited restated condensed consolidated financial statements and the notes thereto for the quarter ended March 31, 2013.  These unaudited restated condensed consolidated financial statements can be found within the Form 8-K/A (Amendment No. 2) filed by the Corporation with the Securities and Exchange Commission on August 27, 2013. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Corporation’s financial position as of June 30, 2013 and December 31, 2012 and the results of operations for the three and six months periods ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are uncollateralized obligations recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The cyclical nature of the Corporation’s industry may affect the Corporation’s customers’ operating performance and cash flows, which could impact the Corporation’s ability to collect on these obligations.

Additionally, some of the Corporation’s customers are located in certain international areas that are inherently subject to economic, political and civil risks, which may impact the Corporation’s ability to collect receivables.

The Corporation maintains an allowance for doubtful accounts for estimated losses in its accounts receivable portfolio. It utilizes the specific identification method for establishing and maintaining the allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2013, no allowance for doubtful accounts and no bad debt expense were recorded for the reporting periods.

Revenue Recognition

The Corporation’s services are provided under master service agreements with its customers that set forth certain obligations of the Corporation and its customers. A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party on short notice, is entered into for every data acquisition project. Customer contracts for services vary in terms and conditions. Contracts are either “turnkey” (fixed price) agreements that provide for a fixed fee per unit of measure to be paid to the Corporation, or “term” (variable price) agreements that provide for a fixed hourly, daily or monthly fee during the term of the project. Under turnkey agreements, the Corporation recognizes revenue based upon output measures as work is performed. This method requires that the Corporation recognize revenue based upon quantifiable measures of progress, such as square or linear kilometers surveyed or each unit of data recorded. Expenses associated with each unit of measure are immediately recognized. If it is determined that a contract will have a loss, the entire amount of the loss associated with the contract is immediately recognized. Revenue under a “term” contract is billed as the applicable rate is earned under the terms of the agreement. With respect to those contracts where the customer pays separately for the mobilization of equipment, the Corporation recognizes such mobilization fees as revenue during the performance of the seismic data acquisition, using the same performance method as for the seismic work. To the extent costs have been incurred in relation to the Corporation’s service contracts where the revenue is not yet earned those costs are capitalized and deferred within deferred costs on contracts until the revenue is earned, at which time it is expensed. The Corporation invoices customers for certain out-of-pocket expenses under the terms of the contracts. Amounts billed to customers are recorded in revenue at the gross amount including out-of-pocket expenses. The Corporation also utilizes subcontractors to perform certain services to facilitate the completion of customer contracts. The Corporation bills its customers for the cost of these subcontractors plus an administrative fee. The Corporation records amounts billed to its customers related to subcontractors at the gross amount and records the related cost of subcontractors as cost of sales.

Deferred Revenue

Deferred revenue primarily represents amounts billed or payments received for services in advance of the services to be rendered over a future period or advanced payments from customers related to equipment leasing.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

Cash and Cash Equivalents

The Corporation considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of June 30, 2013 and December 31, 2012, the balances of cash in subsidiaries outside of the United States totaled $8,652 and $7,473, respectively.

Restricted Cash

Restricted cash consists primarily of cash collateral for performance guarantees, letters of credit and custom bonds. As of June 30, 2013 and December 31, 2012 restricted cash was $298 and $3,701, respectively, principally as a result of one performance bond in one country outside of the United States.

Foreign Exchange Gains and Losses

The unrealized foreign currency exchange gain (loss) included in accumulated other comprehensive income was ($1,587) and $1,989 for the three months ended June 30, 2013 and 2012, respectively.

The unrealized foreign currency exchange gain (loss) included in accumulated other comprehensive income was ($2,290) and $875 for the six months ended June 30, 2013 and 2012, respectively.

Commitments and Contingencies

The Former SAE common stockholders, as a result of the Merger, have the right to receive up to 992,108 additional shares (which includes 44 shares that may be issued in lieu of fractional shares) of the Corporation’s common stock after the Closing based on the achievement of specified earnings targets by the Corporation for the 2013 and the 2014 fiscal years.

Since the contingent consideration is considered to be equity it did not impact the net assets recorded by the Corporation (see Note 2).

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of business, the Corporation can be involved in legal proceedings involving contractual and employment relationships, liability claims, and a variety of other matters. As of June 30, 2013 and December 31, 2012, the Corporation did not have any legal proceedings that it expects would have a material impact on its financial position or results of operations.

Fair Value Measurements

The Corporation’s financial assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012 are notes payable and warrants. The fair value of the notes payable and warrants are based on Level 3 inputs based on an income and market approach. As of June 30, 2013 and December 31, 2012, some of the Corporation’s notes payable are recorded at historical cost net of applicable discounts, some are recorded at fair value, and the Corporations warrants are recorded at fair value.

The change in goodwill is the result of currency translation and not a change in fair value.

Off-Balance Sheet Arrangements

The Corporation’s policies regarding off-balance sheet arrangements as of and for the six months ended June 30, 2013 are consistent with those in place during, as of and for the year ended December 31, 2012. The Corporation did not have any off-balance sheet arrangements as of June 30, 2013 or December 31, 2012.

Net Income Per Share

The Corporation complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Prior to the Merger on June 24, 2013, the Corporation had not considered the effect of warrants to purchase 14,000,000 shares of common stock or 1,000,000 warrants issuable upon conversion of notes payable to two of its stockholders in the calculation of diluted loss per share, since the exercise of the warrants were then contingent upon the occurrence of future events. The warrants are considered antidilutive based on their exercise terms and are expected to be exchangeable 10:1 into the Corporation’s common stock upon completion of the registration of the shares subject to exchange. At June 30, 2012, the Corporation did not have any dilutive securities and other contracts that could, potentially, be exercised and converted into common stock and then share in the earnings of the Corporation. For the three months ended June 30, 2013, the 126,233 shares attributable to the warrants of Former SAE which were convertible into its common stock as a result of the Merger were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. For six months ended June 30, 2013, weighted average shares outstanding –diluted is computed by adding 130,644 shares to weighted average shares outstanding –basic to give effect to the dilution attributable to the warrants of Former SAE which were convertible into its common stock as a result of the Merger. Because the Former SAE warrants were issued in November 2012, there was no impact on weighted average shares outstanding –diluted for the three and six months ended June 30, 2012.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at June 30, 2013 and December 31, 2012:

	Estimated Useful Life	2013	2012
Field operating equipment	3 – 10 years	$81,944	$82,798
Vehicles	3 – 5 years	3,593	2,408
Leasehold improvements	2 – 5 years	459	473
Software	3 – 5 years	998	1,063
Computer equipment	3 – 5 years	4,280	4,080
Office equipment	3 – 5 years	830	864
		92,104	91,686
Less: Accumulated depreciation and amortization		(28,134)	(21,230)
Total		$63,970	$70,456

The Corporation reviews the useful life and residual values of property and equipment on an ongoing basis considering the effect of events or changes in circumstances.

Total depreciation and amortization expense for the three months ended June 30, 2013 and 2012 was $3,683 and $2,973, respectively, of which $3,426 and $2,824, respectively, was recorded in direct operating expenses and $257 and $149, respectively, was recorded in depreciation and amortization. For the six months ended June 30, 2013 and 2012, total depreciation and amortization expense was $7,458 and $5,756, respectively, of which $6,936 and $5,468, respectively, was recorded in direct operating expenses and $522 and $288, respectively, was recorded in depreciation and amortization.

NOTE 5 — NOTES PAYABLE

On November 28, 2012, Former SAE entered into a four year term Credit Agreement for $80 million (as amended, the “2012 Credit Agreement”). The Corporation joined the 2012 Credit Agreement, in the same capacity as Former SAE, in connection with the consummation of the Merger, and Merger Sub, as the surviving entity in the Merger, succeeded to the obligations of Former SAE. The 2012 Credit Agreement has requirements for principal payments of $200 per quarter until the note is due. The interest rate on borrowings under the 2012 Credit Agreement is 13.5%. The Corporation may elect to pay up to 2.5% of the interest as a payment in kind (“PIK”); the PIK amount of interest is added to the balance of the note. For the three and six months ended June 30, 2013 the Corporation elected to use the PIK and $507 and $995, respectively, was expensed to interest and added to the balance of the note. At the time Former SAE entered into Amendment No. 2 on June 24, 2013, Former SAE and the Borrowers under the 2012 Credit Agreement  received a commitment to fund, at Former SAE’s election and subject to the satisfaction of customary closing conditions, the full $20 million of the additional loans available to the borrowers under the 2012 Credit Agreement.   During the second quarter 2013, the Corporation incurred $1.5 million of financing costs that were deferred and capitalized as deferred financing costs and are being amortized into interest expense under the effective interest method. The Corporation also incurred $1.0 million in third-party fees relating to financing that were expensed in the second quarter of 2013.

At June 30, 2013, the Corporation was in compliance with the covenants of the 2012 Credit Agreement.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

A credit agreement with CLCH, a company controlled by Jeff Hastings, the Corporation’s Executive Chairman, was entered into by Former SAE on January 1, 2009 for a maximum credit line of $3,000 which carried an annual interest rate of 8.5% and was due on demand. As of December 31, 2012, the outstanding balance was $53. The credit line has been closed and the balance of this loan was paid off in February 2013.

The Corporation issued a promissory note to CLCH, as a representative of the Former SAE stockholders, at the Closing on June 24, 2013, as Merger consideration to the Former SAE stockholders with a stated amount of $17,500 and a fair value of  $11,775. The note is unsecured, is subordinate to the borrowings outstanding under the 2012 Credit Agreement, carries an annual interest rate of 10%,  with interest payments subject to certain restrictions under the 2012 Credit Agreement, and is due and payable in full  on June 24, 2023. As of June 30, 2013, the outstanding balance was $11,775,  its fair value as of the Merger date, and will be accreted to the principal balance over the life of the note through interest expense.

The Corporation owes notes to related parties at a stated value of $500 which are convertible into 1,000,000 warrants with exercise price of $12.

Notes payable at June 30, 2013 and December 31, 2012 consist of the following:

	2013	2012
Amount outstanding under 2012 Credit Agreement	$80,495	$79,900
Unamortized loan discount	(529)	(607)
Net loan	79,966	79,293
Less current maturities of notes payable	(800)	(800)
Long term portion of notes payable	79,166	78,493
Notes payable to Former SAE stockholders - related parties – long-term portion	11,775	—
Notes payables to related parties - current portion	—	53
Notes payable to Former Trio stockholders – current portion	500	—
Total notes payable to related parties	12,275	53
Total notes payable	$91,441	$78,546

NOTE 6 — INCOME TAXES

Income before income taxes attributable to U.S. (including its foreign branches) and foreign operations, tax provision, and effective tax rate for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pre-tax (loss) income - U.S.	$(1,472)	$7,942	$(1,888)	$8,829
Pre-tax (loss) income - Foreign	110	(2,386)	8,753	5,914
Total	$(1,362)	$5,556	$6,865	$14,743
Tax (benefit) provision	$(1,117)	$483	$1,248	$1,917
Effective tax rate	82%	9%	18%	13%

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

The Corporation’s income tax provision decreased $1.6 million and $0.7 million for the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012, respectively, primarily as a result of pre-tax losses in the U.S. and the recognition of increased foreign tax credits as deferred tax assets. The effective tax rate for the three months ended June 30, 2013 was impacted by a change in the expected 2013 annual effective tax rate since March 31, 2013.

The pre-tax losses in the U.S. increased primarily due to increased interest incurred in the three and six months ended June 30, 2013, related to the 2012 Credit Agreement.

NOTE 7 — FORMER SAE CONVERTIBLE PREFERRED STOCK

As the Corporation had already met its distribution limit to stockholders under the Credit Agreement upon consummation of the Merger, approximately $1.1 million remain in accrued liabilities related to preferred stock dividends as of June 30, 2013. The following table represents the accrued, paid and unpaid dividends included in accrued liabilities for Former SAE preferred shares, which were retired as a result of the Merger on June 24, 2013, as of the dates set forth below:

	2013	2012
December 31	$894	$537
Accrual	131	131
Payment	(42)	(14)
March 31	$983	$654
Accrual	131	131
Special dividend	5,000	—
Payment	(5,042)	(56)
June 30	$1,072	$729

NOTE 8 — STOCKHOLDERS’ EQUITY

Stock compensation was expensed and additional paid-in capital increased by $114 in 2013 as a result of the restricted stock grants made by Former SAE in 2012. Other than the Merger, discussed in Note 2, wherein all restricted stock of the Former SAE stockholders outstanding immediately prior to the Merger became fully vested and were exchanged for stock of the Corporation, there were no other significant equity transactions.

NOTE 9 — RELATED PARTY TRANSACTIONS

From time to time, the Corporation enters into transactions in the normal course of business with related parties.

In February 2013, the Corporation repaid its loan from CLCH in the amount of $53. The Corporation acquired assets in the amount of $1,000, for the three months ended March 31, 2013 from Encompass and Seismic Management, LLP. Brian A. Beatty, the Corporation’s President and CEO, together with his wife, owns a controlling interest in Encompass and owns all of the outstanding partnership interests in Seismic Management.

Also see Note 5 for discussion of the Corporation’s note with Former SAE stockholders and notes with related parties.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 10 — EMPLOYEE BENEFITS

The Corporation offers a Retirement Registered Saving Plan, for all eligible employees. The Corporation matches each employee’s contributions up to a maximum of 10% of the employee’s base salary or until the Canada Revenue Agency annual limit is reached. For the three and six months ended June 30, 2013 and 2012, respectively, the Corporation expensed matching contributions totaling of $102 and $207, respectively, and $90 and $183, respectively.

On June 21, 2013 the stockholders approved the Corporation’s 2013 Long-Term Incentive Compensation Plan for the benefit of certain employees performing services for the Corporation. The plan reserves up to 792,513 shares of the Corporation’s common stock for issuance in accordance with the plan’s terms including a maximum of up to 396,256 shares that may be issued pursuant to awards of restricted stock. As of June 30, 2013, no shares have been issued under the plan.

NOTE 11 — GEOGRAPHIC AND RELATED INFORMATION

The following table sets forth revenues and identifiable assets by region based on the location of the service provided:

	Revenues				Identifiable Assets
	(In Thousands)				(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30,	As of December 31,
	2013	2012	2013	2012	2013	2012
North America	$12,078	$37,943	$53,389	$76,074	$59,397	$68,485
South America	23,668	33,220	55,227	55,842	6,502	6,316
Southeast Asia	6,634	3,230	18,530	4,264	1,818	1,963
Total	$42,380	$74,393	$127,146	$136,180	$67,717	$76,764

For the quarter ended June 30, 2013, there were two customers individually that exceeded 10% of the revenues which aggregated 60% of the Corporation’s quarterly revenues. Customer D revenue was $20.4 million and customer H revenue was $5 million. For the six months ended June 30, 2013 there were three customers individually that exceeded 10% of the revenues, which aggregated 64% of the Corporation’s quarterly revenues. Customer D revenue was $51.9 million, customer L revenue was $15.1 million, and customer M revenue was $14.2 million.

For the quarter ended June 30, 2012, there were three customers individually that exceeded 10% of the revenue which aggregated 68% of the Corporation’s quarterly revenue. Customer H revenue was $32.0 million, customer K revenue was $10.0 million, and customer J revenue was $8.7 million. For the six months ended June 30, 2012 there were three customers individually that exceeded 10% of the revenue which aggregated 61% of the Corporation’s quarterly revenue. Customer H revenue was $46.7 million, customer J revenue was $21.8 million and customer K revenue was $14.7 million.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 12 — FINANCIAL INSTRUMENTS

The following table presents the carrying amount and estimated fair value of our estimated fair value of our financial instruments recognized at fair value on a recurring basis.

		Fair Value
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Note payable to Former SAE stockholders as of June 30, 2013	$11,775	—	—	$11,775
Warrant liabilities as of December 31, 2012	$1,244	—	—	$1,244

The Corporation records its 2012 Credit Agreement at a carrying amount of $79,966 and $79,293, respectively, and estimated its fair value to be $80,495 and $79,900, respectively, as of June 30, 2013 and December 31, 2012, respectively. The Corporation records certain notes payable at a carrying amount of $500 and estimated their fair value to be $966 as of June 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to those statements included in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please see the sections entitled “Forward-Looking Statements” in this Form 10-Q and “Risk Factors” in our definitive proxy statement/information  statement filed with the SEC on May 31, 2013.

Introduction
We are a geophysical services company offering a full range of seismic data acquisition services in North America, South America and Southeast Asia. We were initially formed on February 2, 2011 as a blank check company in order to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more business entities. On December 10, 2012, we entered into an Agreement and Plan of Reorganization as amended by a First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013 (the “Merger Agreement”), with Trio Merger Sub, Inc. (“Merger Sub”), the entity formerly known as SAExploration Holdings, Inc. (“Former SAE”) and CLCH, LLC (“CLCH”), which contemplated Former SAE merging with and into Merger Sub with Merger Sub surviving as our wholly-owned subsidiary (the “Merger”). The Merger was consummated on June 24, 2013, at which time, our business became the business of Former SAE.

The Merger was accounted for as a reverse acquisition in accordance with GAAP. Under this method of accounting, we were treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Former SAE comprising the ongoing operations of the combined entity, Former SAE senior management comprising the senior management of the combined company, and the Former SAE common stockholders having a majority of the voting power of the combined entity. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former SAE issuing stock for our net assets, accompanied by a recapitalization. Our net assets were stated at fair value, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Former SAE. The equity structure after the Merger reflects our equity structure.

Overview
Our services include the acquisition of 2D, 3D, and time-lapse 4D seismic data on land, in transition zones between land and water and in shallow water, as well as seismic data field processing. Our customers include national oil companies, major international oil companies and independent oil and gas exploration and production companies. Our services are primarily used by our customers to identify and analyze drilling prospects and to maximize successful drilling, making demand for such services dependent upon the level of customer spending on exploration, production, development and field management activities, which is influenced by the fluctuation in oil and natural gas commodity prices. Demand for our services is also impacted by long-term supply concerns based on national oil policies and other country-specific economic and geo-political conditions. We have expertise in logistics and focus upon providing a complete service package, particularly in our international operations, which allows efficient movement into remote areas, giving us what we believe to be a strategic advantage over our competitors and providing us with opportunities for growth. Many of the areas of the world where we work have limited seasons for seismic data acquisition, requiring high utilization of key personnel and redeployment of equipment from one part of the world to another. All of our remote area camps, drills and support equipment are easily containerized and made for easy transport to locations anywhere in the world. As a result, if conditions deteriorate in a current location or demand rises in another location, we are able to quickly redeploy our crews and equipment to other parts of the world. By contrast, we tend to subcontract out more of our services in North America than in other regions, and our North American revenues tend to be more dependent upon data acquisition services rather than our full line of services.

While our revenues from services are mainly affected by the level of customer demand for our services, operating revenue is also affected by the bargaining power of our customers relating to our services, as well as the productivity and utilization levels of our data acquisition crews. Our logistical expertise can be a mitigating factor in service price negotiation with our customers, allowing us to maintain larger margins in certain regions of the world, particularly in the most remote or most challenging climates of the world. Factors impacting the productivity and utilization levels of our crews include permitting delays, downtime related to inclement weather, decrease in daylight working hours during winter months, time and expense of repositioning crews, the number and size of each crew, and the number of recording channels available to each crew. We have the ability to optimize the utilization of personnel and equipment, which is a key factor to stabilizing margins in the various regions in which we operate. Specifically, we are investing in equipment that is lighter weight and more easily shipped between the different regions. The ability to reduce both the costs of shipment and the amount of shipping time increases our operating margins and utilization of equipment. Similar logic applies to the utilization of personnel. We focus on employing field managers who are mobile and have the expertise and knowledge of many different markets within our operations. This allows for better timing of operations and the ability of management staff to run those operations while at the same time minimizing personnel costs. An added benefit of a highly mobile field management team is better internal transfer of skill and operational knowledge and the ability to spread operational efficiencies rapidly between the various regions.

Generally the choice of whether to subcontract out services depends on the expertise available in a certain region and whether that expertise is more efficiently obtained through subcontractors or by using our own labor force. For the most part, services are subcontracted within North America and our personnel are used in other regions where we operate. When subcontractors are used, we manage them and require that they comply with our work policies and Quality, Health, Safety and Environmental objectives.

Our customers continue to request increased recording channel capacity on a per crew or project basis in order to produce higher resolution images, to increase crew efficiencies and us to undertake larger scale projects. In order to meet these demands, we continue to invest in additional land and marine channels, and routinely deploy a variable number of channels with multiple crews in an effort to maximize asset utilization and meet customer needs. We believe that increased channel counts and more flexibility of deployment will result in increased crew efficiencies, which we believe should translate into higher revenues and margins.

Contracts
We conduct data acquisition services under master service agreements with our customers that set forth certain obligations of us and our customers. A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party on short notice, is entered into for every data acquisition project. The supplemental agreements are either “turnkey” agreements that provide for a fixed fee to be paid to us for each unit of data acquired, or “term” agreements that provide for a fixed hourly, daily or monthly fee during the term of the project. While our current projects are operated under a close to even mix of turnkey agreements and term agreements, we expect that the number of turnkey agreements will grow, particularly as our management continues to better evaluate the costs and risks associated with fixed fee arrangements.

How We Generate Revenues
Our customer service package is designed to provide full service to our customers and, if so desired, to collect seismic data from remote and logistically difficult areas with little or no infrastructure. The services provided by us include the following:

Program Design, Planning and Permitting. Thorough planning and designing of our customer’s seismic program is key to reducing exploration risk. We offer to our customers an experienced design team, which includes geophysicists with extensive experience in 2D, 3D, and 4D survey design. We assess and recommend data acquisition parameters and technologies that best accomplish the customer’s geological objectives while remaining within overall budget and project plans.

The advance work on a customer’s seismic project begins with a comprehensive project plan. The scope of this plan will vary depending on the environment and operating region. Our team has extensive experience in planning seismic programs in heavily cultured areas (i.e., farm land, sensitive tropical regions, or populated areas, in logistically challenging land programs, in transition zones and in shallow water). Our project plans address overall working conditions, cultural and environmental concerns, permitting, regulatory approvals, camp requirements, and emergency response plans. Our project plans also include, where appropriate, plans for working with local indigenous communities to describe the work being performed, answering community concerns regarding the potential impact of the project, and explaining opportunities that may be available to the community through employment or other local services that may be provided for the project.

Once a seismic program is designed, we work with the customer to obtain the necessary permits from governmental authorities and access rights of way from surface and mineral estate owners or lessees where the survey is to be conducted. In most cases, the customer takes the lead in obtaining permits for seismic operations but we supplement these efforts in providing our expertise with the local communities and government agencies.

Camp Services. With many land seismic data acquisition projects being undertaken in remote areas, we employ streamlined processes for setting up and dismantling our field camps. Regardless of the environment, our camps are operated to maximize the safety, comfort and productivity of the team working on the customer’s project. Minimizing the environmental impact of each project is accomplished through the use of wastewater treatments, trash management, water purification, generators with full noise isolation and recycling areas.

We take safety at our camps very seriously and focus on the comfort of our teams. Each of our base camps contains a medical facility complete with doctors and nurses in the remote chance there is need to stabilize any potential injuries for medical transport. The camps are equipped with full meal kitchens (held to high standards of cleanliness), sleeping and recreational quarters, power supply, communications links, air support, water purification systems, black water purification systems, offices, repair garages, fuel storage, and many more support services.

Survey and Drilling. In a typical seismic recording program, the first two stages of the program are survey and drilling. We utilize both vibrator energy sources or explosives depending on the nature of the program. Survey crews establish the source and receiver placements in accordance with the survey design agreed to by the customer, and lay out the line locations to be recorded and, if explosives are being used, identify the sites for shot-hole placement. The drilling crew creates the holes for the explosive charges that produce the necessary acoustical impulse. Our team has extensive experience in survey and line cutting services and uses the latest technologies to ensure accuracy. In markets where the survey phase is completed by third parties, we manage the subcontractors to ensure overall project timelines are being met. Our senior drilling staff has a combined work experience of over 50 years in some of the most challenging environments in the world. This experience has helped us develop and implement numerous innovations in drilling techniques. We use drilling equipment that is versatile and portable, allowing it to operate in a variety of terrains and under widely varying weather conditions. Having such versatile equipment allows for minimal down time during a project when a change in weather or environmental conditions makes it necessary to implement different drilling techniques.

Recording. Our experience with logistically challenging programs on land, in transition zones and in shallow water ensures that the technology that best meets our customer’s program requirements will be utilized. As data quality in a seismic program is paramount and receiver decisions are critical, we use a variety of equipment capable of collecting 2D, 3D, time-lapse 4D and multi-component seismic data. We have over 26,000 land and marine seismic channels and other equipment available through rental or long-term leasing sources. All of our systems record equivalent seismic information but vary in the manner by which seismic data is transferred to the central recording unit, as well as in operational flexibility and channel count expandability. We continually monitor technological developments, and use our expertise to implement more complex and sometimes unique technology applications in our operations.

Processing. Our knowledgeable and experienced team provides our customers with high-quality field processing. Using the latest hardware and software, our technical and field teams electronically manage customer data from the field to our processing office, minimizing the time between field production and processing.

For full seismic processing, we use software from a variety of global suppliers. The data processing services provided by us range from just compilation of data and quality-control services to full interpretive services. All the steps employed in our basic processing sequence are tailored to the particular customer project and objectives, using the strictest quality control processes to meet or surpass industry-established standards. Once the data is processed as contracted, it is transferred to the customer for further processing or internal use.

Capital Investments in 2012 and 2013 and Impact on Operations
Our focus on providing leading edge technology will be at the forefront of our capital expenditure plans in the coming years, which investments will continue to strengthen our position and growth in the global oil and gas exploration services market.

During fiscal year 2012, in line with our focus on wireless land data acquisition, we purchased a cableless seismic data acquisition system which allows up to three crews to operate under the system at the same time. Following customer needs for higher density land programs using a single point receiver application and to answer the demand for conventional and unconventional oil and gas exploration, we purchased high sensitivity geophones and two types of vibrators, further strengthening our position as a full solution provider for land data acquisition methods and technologies. Additional equipment investments were made for ongoing operations in Alaska in order to increase efficiency. We also invested in cable equipment in order to provide customers in Latin America with cable systems as wireless technology is slower to take hold in that market. Total capital investment for equipment in 2012 was $38.9 million.

For the three and six months ended June 30, 2013, our capital expenditures totaled $1.0 million and $2.7 million, respectively.  These capital expenditures consisted primarily of $1.2 million in Peru and Colombia for camp and drilling equipment in line with our focus on South American operations and $0.8 million for a combination of mechanical equipment, computer equipment and electronics associated with our wireless strategy in both North and South America. Total capital investment for equipment in the three and six months ended June 30, 2012 was $12.3 million and $26.1 million, respectively.

Focusing on current worldwide oil and gas markets, we will continue to employ and expand our wireless equipment on a worldwide basis while maintaining the ability to provide services to the still existing cable markets. Our capital purchases have and will allow us to take advantage of all aspects of the geophysical exploration services market, ranging from land, marine and transition zone data acquisition; 2D, 3D, 4D and micro-seismic data acquisition; use of different methods to acquire data such as using vibroseis (vibrating) and impulsive sources; as well as vertical seismic profiling and reservoir monitoring. Investments in expanding further into our South America and Southeast Asia markets will also focus upon survey, drilling and base camp operations.

2013 Second Quarter Highlights
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Highlights comparing the quarters ended June 30, 2013 to June 30, 2012:

⋅	Revenues from services were $42.4 million in 2013 compared to $74.4 million in 2012, reflecting the impact of higher third-party revenues from a North American contract during 2012.
⋅	Gross margin increased to 24.2% from 17.4% in 2012.
⋅	Operating income was to $4.2 million compared to $5.9 million in 2012.
⋅
Net loss of $(0.2) million, or $(0.04) per basic and diluted share, compared to net income of $5.1 million, or $0.89 per basic and diluted share, in 2012.  Net (loss) for second quarter 2013 included $0.6 million of one-time costs associated the Merger. Excluding these one-time Merger costs, net income for the second quarter 2013 was $0.3 million, or $0.05 per diluted share.

⋅	Modified EBITDA was $7.6 million compared to $9.0 million for 2012.
⋅	Cash and cash equivalents totaled $28.5 million and working capital was $50.4 million.
⋅	Contract revenue backlog was $285 million at June 30, 2013.

Revenues for second quarter 2013 decreased to $42.4 million from $74.4 million in 2012.  Much of this revenue variation was due to projects shifting out of the U.S., Bolivia and Columbia from second quarter 2012 and into Peru and Malaysia in second quarter 2013.  Moreover, in second quarter 2012 we had a North American project that had a large amount of third-party pass-through revenues which were outside of our normal seasonality of projects and as to which we only charge a small administrative fee.

Gross profit was $10.2 million, or 24.2% of revenues, compared to gross profit of $13.0 million, or 17.4% of revenues, in second quarter 2012.  Gross profit for the quarters ended June 30, 2013 and 2012 included depreciation of $3.4 million and $2.8 million, respectively. Excluding depreciation, gross margins for the quarters ended June 30, 2013 and 2012 were 32.2% and 21.2%, respectively. We consider the gross margin in second quarter 2013 to represent a more usual margin when compared to the gross margin in second quarter 2012.  Gross margin in second quarter 2012 was reduced by high third party pass-through costs associated with certain North American contracts as to which we only charge a small administrative fee.

Selling, general and administrative (“SG&A”) expenses were $5.1 million compared to $6.6 million in second quarter 2012, the result of lower payroll expenses.

Operating income was $4.2 million compared to $5.9 million in second quarter 2012.

Interest expense in second quarter 2013 rose to $3.4 million from $0.5 million in second quarter 2012, due to a higher level of growth-related borrowing.

Net (loss) for second quarter 2013 was $(0.2) million, or $(0.04) per basic and diluted share, compared to net income of $5.1 million, or $0.89 per basic and diluted share, in second quarter 2012.  The decline in net income was due to higher interest expense in second quarter 2013. Net (loss) for second quarter 2013 included $0.6 million of one-time costs associated with the Merger. Excluding these one-time Merger costs, net income for the second quarter 2013 was $0.3 million, or $0.05 per diluted share.

Weighted average diluted shares outstanding in second quarter 2013 rose to 6.9 million shares from 5.7 million shares in second quarter 2012, due primarily to the issuance of shares to Former SAE stockholders in the Merger in June 2013. The number of shares from second quarter 2012 reflects only our shares and not those of Former SAE.

Modified EBITDA was $7.6 million compared to $9.0 million in second quarter 2012.

At June 30, 2013, cash and cash equivalents totaled $28.5 million, working capital was $50.4 million, long-term debt was $90.9 million, and stockholders’ equity totaled $36.5 million.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Highlights comparing the six months ended June 30, 2013 to June 30, 2012:

⋅	Revenues from services were $127.1 million in 2013, a decrease of $9.0 million, or 6.6%.
⋅	Gross profit was $30.2 million for 2013 versus $27.9 million, an increase of $2.4 million or 8.6%.
⋅	Income from operations was $16.4 million for 2013 versus $15.2 million, an increase of 7.7%.
⋅	Modified EBITDA was $23.0 million for 2013 versus $21.3 million for 2012, an increase of 7.7%.

Revenues for the first half of 2013 totaled $127.1 million, a 6.6% decrease from $136.2 million in the comparable prior year period. The decline was due primarily to the reasons cited above for the second quarter decline in revenue.

Gross profit was $30.2 million or 23.8% of revenues in the first half of 2013, compared to gross profit of $27.9 million, or 20.5% of revenue, in the first half of 2012. SG&A expenses for first half of 2013 were $12.6 million, or 9.9% of revenues, compared to $12.0 million, or 8.8% of revenues in the first half of 2012.

Operating income for first half of 2013 was $16.4 million, up 7.7% from $15.2 million in the first half of 2012.

Interest expense rose to $6.8 million in the first half of 2013 from $0.8 million in the comparable year ago period. This increase was as a result of the 2012 Credit Agreement discussed in Note 5.

Net income for first half of 2013 was $5.6 million, or $0.86 per basic share and $0.84 per diluted share, compared to net income of $12.8 million, or $2.26 per basic and diluted share, in the first half of 2012.

Modified EBITDA for the first half of 2013 was $23.0 million, a 7.7% increase from Modified EBITDA of $21.3 million in the first half of 2012.

2013 Second Quarter Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table describes changes between the quarters ended June 30, 2013 and June 30, 2012 for revenues for the regions in which we provided services:

	Revenues
	(In thousands)
	Three Months Ended June 30,
	2013	2012
North America	$12,078	$37,943
South America	23,668	33,220
Southeast Asia	6,634	3,230
Total	$42,380	$74,393

North America: The decrease in revenues was a reflection of the crew that was operating in North America for the second quarter of 2012 that did not work in 2013. Having this crew working in North America in 2012 was an anomaly and did not exemplify the normal seasonality of our business as seen in 2013.

South America: The decrease in revenues was due mainly to having no active projects in Bolivia for the second quarter of 2013 compared to second quarter of 2012. Bolivia is not an area of high activity and tends to be project specific activity versus continuous work. In addition, there were three crews operating in Colombia in second quarter 2013 compared to six crews operating in second quarter 2012.

Southeast Asia: The increase in Southeast Asia was due primarily to the commencement of one relatively complex project in Malaysia for the second quarter of 2013 but we had no projects there in 2012.

Revenue from Services.   Our revenue from services decreased by $32.0 million, from $74.4 million in 2012 to $42.4 million in 2013, or 43%, primarily due to the reasons stated above of projects moving out of the United States, Bolivia and Colombia and into Peru and Malaysia. Moreover, in second quarter 2012 we had a North American project that had a large amount of third-party pass-through revenues which was outside of our normal seasonality of projects.

Direct Operating Expenses.  Our direct operating expenses decreased by 44.3% or $30.4 million. This decrease largely followed the decrease in revenues and represented the decrease in operations in the United States, Bolivia, and Colombia of $24 million, $5.1 million, and $4.5 million, respectively, from 2012 to 2013.

Gross Profit.   Gross profit decreased by $2.7 million, but gross margin percentage increased to 24.2% from 17.4%. We consider the gross margin in second quarter 2013 to represent a more usual margin when compared to the gross margin in second quarter 2012. Gross margin in second quarter 2012 was reduced by high third party pass-through costs associated with certain North American contracts as to which we only charge a small administrative margin.

Selling, General and Administrative Expenses.  SG&A expenses decreased by $1.4 million as a result of lower payroll expenses of $1.9 million from 2012 to 2013.

Merger Costs.   We incurred $0.6 million related to the Merger. There was no comparable charge in second quarter 2012.

Depreciation and Amortization.  Depreciation was consistent from quarter to quarter. Approximately $3.4 million and $2.8 million of depreciation expense was included in direct operating costs for the three months ended June 30, 2013 and 2012, respectively.

Total Operating Costs.   Total operating costs also decreased by $30.4 million or 44.3% principally because of the decrease in direct operating expenses.

Total Other Income and (Expense).   Total other income and (expense) increased to $1.3 million for the second quarter of 2013 versus ($0.2) million for the second quarter of 2012. This increase was due mainly to $1.0 million in third-party debt related fees.   Interest expense, net, increased to $3.4 million for the second quarter of 2013 versus $0.5 million for the second quarter of 2012. In the second quarter of 2013, we experienced a foreign currency loss of $0.8 million, while in the second quarter of 2012, we experienced a foreign currency loss of $40,000.

Income Taxes.   Our income tax provision decreased $1.6 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily as a result as a result of lower pre-tax income in the U.S. and our taking advantage of foreign tax credits. The pre-tax losses in the U.S. increased primarily due to increased interest expense incurred in the three months ended June 30, 2013 related to the 2012 Credit Agreement.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table describes changes between the six months ended June 30, 2013 and June 30, 2012 for revenues for the regions in which we provided services:

	Revenues
	(In thousands)
	Six Months Ended June 30,
	2013	2012
North America	$53,389	$76,074
South America	55,227	55,842
Southeast Asia	18,530	4,264
Total	$127,146	$136,180

North America: The decrease in revenues was a reflection of the crew that was operating in North America for the first half of 2012 that did not work in 2013. Having this crew working in North America in 2012 was an anomaly and did not exemplify the normal seasonality of our business as seen in 2013.

South America: The decrease in revenues was due mainly to having no active projects in Bolivia for the first six months of 2013 compared to 2012. Bolivia is not an area of high activity and tends to be project specific activity versus continuous work. The decrease in Bolivia was partially offset by increases in Colombia and Peru. For Colombia, the projects in the first six months of 2013 were more complex logistically than those in the first six months of 2012, and we had more reimbursable expenses on our projects in Colombia in 2013 than in 2012. In Peru we also had more in reimbursable expenses on our projects in 2013 than in 2012.

Southeast Asia: The increase in Southeast Asia was due primarily to renewed operations in Papua New Guinea in the first quarter 2013, after a period of little activity in 2012 and no activity in the first six months of 2012. In addition, we commenced one relatively complex project in Malaysia in the second quarter of 2013 but had no projects there in 2012.

Revenue from Services.   Our revenue from services decreased by $9.0 million, from $136.2 million to $127.1 million, or 6.6%. As explained above, much of this revenue variation was due to projects shifting out of the U.S., Bolivia and Colombia from second quarter 2012 and into Peru and Malaysia in second quarter 2013. Moreover, in second quarter 2012 we had a North American project that had a large amount of third-party pass-through revenues which was outside of our normal seasonality of projects.

Direct Operating Expenses.   Our direct operating expenses decreased by 10.5% or $11.4 million. This decrease largely followed the decrease in revenues.

Gross Profit.   Gross profit increased by $2.4 million, and gross margin percentage increased to 23.8% from 20.5%. We consider the gross margin for the first half of 2013 to represent a more usual margin when compared to the gross margin in 2012.

Gross margin in 2012 was reduced by high third party pass-through costs associated with certain North American contracts as to which we only charge a small administrative fee.

Selling, General and Administrative Expenses.  SG&A expenses increased by $0.6 million compared to the same period in 2012. Such expenses increased as a result of the need to hire personnel able to support our worldwide operations and the additional hiring related to becoming a public company. General and administrative cost as a percentage of revenues remained consistent for each of the six month periods.

Merger Costs.   We incurred $0.6 million related to the Merger. There was no comparable charge in the first half of 2012.

Depreciation and Amortization.  Depreciation increased by $1.5 million in the six months ended June 30, 2013 compared to 2012 because of the capital addition program in 2012. The increase in fixed assets is principally attributable to the opening of operations in North America, specifically in Canada and Alaska.

Total Operating Costs.   Total operating costs also decreased by $10.2 million or 8.4% principally as a result of the decrease in direct operating expenses, offset by additional depreciation expense.

Total Other Income and (Expense).   Total other income and (expense) increased to $1.4 million for the six months ended June 30, 2013 versus ($0.3) million for the six months ended June 30, 2012. This increase was due mainly to $1.0 million in third-party debt related fees.  Interest expense, net, increased to $6.8 million for six months ended June 30, 2013 versus $0.8 million for the six months ended June 30, 2012. This increase was as a result of the 2012 Credit Agreement. In the six months ended June 30, 2013, we experienced a foreign currency loss of $1.3 million, while in six months ended June 30, 2012, we experienced a foreign currency gain of $51,000.

Income Taxes.   Our income tax provision decreased $0.7 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to increased pre-tax losses in the U.S. and our taking advantage of foreign tax credits. The pre-tax losses in the U.S. increased primarily due to increased interest expense incurred in the six months ended June 30, 2013 related to our 2012 Credit Agreement.

Liquidity and Capital Resources

Cash Flows.  Net cash from operating activities for the six months ended June 30, 2013 decreased by 92% or $19.1 million over the same period of the prior year as a result of lower net income, higher increases in accounts receivable in 2013 compared to 2012, and a decrease in accounts and income taxes payable in 2013 compared to an increase in 2012.  Cash provided by operations for the six months ended June 30, 2013 was $0.2 million, compared to cash provided of $20.8 million for the six months ended June 30, 2012.  Net income for the period in 2012 was $12.8 million whereas, in 2013, net income was $5.6 million.  Changes in operating assets and liabilities were uses of cash of $15.3 million for the six months ended June 30, 2013 and cash provided of $2.2 million for the six months ended June 30, 2012.

Working Capital.  Working capital as of June 30, 2013 was $50.4 million compared to $27.7 million as of December 31, 2012. The increase in working capital was principally the result of the net proceeds from the Merger of $35.3 million, after payments of dividends to Former SAE stockholders of $15.0 million.

Capital Expenditures.  Capital expenditures for the six months ended June 30, 2013 were only $2.7 million compared to $26.1 million for the same period in 2012. The capital expenditures for 2013 are primarily planned in the third and fourth quarters of 2013 versus the year earlier in which the capital expenditure program was more skewed to the early part of the year due to the expansion into Alaska and Canada. In accordance with the 2012 Credit Agreement, capital expenditures for 2013 will be limited to $47.5 million.

Financing. In connection with the Merger, we executed a Joinder to the 2012 Credit Agreement, pursuant to which we joined, in the same capacity as Former SAE, the 2012 Credit Agreement dated as of November 28, 2012, among Former SAE, as parent, its subsidiaries, SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC, as borrowers, the lenders party thereto, and CP Admin Co LLC, as Administrative Agent, as amended by an Amendment No. 1 to the 2012 Credit Agreement dated as of December 5, 2012 (“Amendment No. 1”), and by an Amendment No. 2 and Consent to the 2012 Credit Agreement dated as of June 24, 2013 (“Amendment No. 2”, together with the 2012 Credit Agreement, the Joinder and Amendment No. 1, the “2012 Credit Agreement”).

Amendment No. 2 amended the 2012 Credit Agreement to:
⋅          replace the Administrative Agent;
⋅          change the definition of “Change of Control” thereunder to lower the economic ownership and voting control percentages that were required to be achieved in connection with the Merger, and that must be maintained upon any disposition, by certain of the Former SAE insiders, including Jeff Hastings, Brian Beatty and Brent Whiteley;
⋅          change the required Total Leverage Ratio, which is consolidated indebtedness (all outstanding debt, capital lease obligations, unused letters of credit and contingent obligations) divided by consolidated EBITDA, for the fiscal quarter ended June 30, 2013, from 2:50:1:00 to 2:65:1:00;

⋅          provide for the relaxation of certain other financial covenants if we borrow the $20 million of additional loans pursuant to the commitment described below; and
⋅          make certain other clarifying changes to certain provisions of the 2012 Credit Agreement.

At the time Former SAE entered into Amendment No. 2, Former SAE and the Borrowers under the 2012 Credit Agreement  received a commitment to fund, at Former SAE’s election and subject to the satisfaction of customary closing conditions, the full $20 million of the additional loans available to the borrowers under the 2012 Credit Agreement.

This commitment expires during the fourth quarter of 2013.

At June 30, 2013, we were in compliance with all covenants and had $80.5 million outstanding under the 2012 Credit Agreement.

Additional financing is not anticipated, nor is it permitted under the 2012 Credit Agreement other than with respect to our ability to borrow additional amounts under the 2012 Credit Agreement as described above. As a result, financing activities in 2013 are restricted to the planned principal payments of $200,000 per quarter and the payment of current debt capital leases, and other items. The Merger generated net cash proceeds of $35.3 million, net of the $15 million in dividends paid to Former SAE stockholders as part of the Merger. This resulted in net cash provided of $14.1 million for financing activities in the first six months of 2013. The same periods in the prior year provided $9.9 million of cash, principally as the result of net refinancing and borrowings.

The 2012 Credit Agreement provides for certain prepayment penalties if we prepay any portion of the outstanding principal balance prior to its due date that decline over the term of the agreement.

For additional information regarding the 2012 Credit Agreement, see our definitive proxy statement/information statement filed with the SEC on May 31, 2013.

Use of EBITDA (Non-GAAP measure) as a Performance Measure

We use a modified form of EBITDA to measure period over period performance. Modified EBITDA is defined as net income plus interest expense, less interest income, plus income taxes, plus depreciation and amortization, plus non-recurring major expenses outside of operations. Our management uses modified EBITDA as a supplemental financial measure to assess:
⋅         the financial performance of our assets without regard to financing methods, capital structures, taxes, historical cost basis or non-recurring expenses;
⋅         our liquidity and operating performance over time in relation to other companies that own similar assets and calculate EBITDA in a similar manner; and
⋅         the ability of our assets to generate cash sufficient to pay potential interest cost.
We also understand that such data is used by investors to assess performance. However, the term EBITDA is not defined under GAAP and we acknowledge that EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. When assessing our operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net income (loss), cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, modified EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner. Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, depreciation, amortization, and non-recurring expenses.
The computation of our modified EBITDA (a non-GAAP measure) from net income, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013		2012	2013		2012
Net (loss) income	$(245)		$5,073	$5,617		$12,826
Depreciation and amortization	4,155		2,973	8,550		5,756
Interest expense, net	2,955	(1)	471	5,720	(1)	839
Provision (benefit) for income taxes	(1,117)		483	1,248		1,917
Non-recurring expense	1,841	(2)	—	1,841	(2)	—
Modified EBITDA	$7,589		$9,000	$22,976		$21,338

(1)	Excludes $472,000 and $1,092,000 of amortization of loan issuance costs which are included in depreciation and amortization in the three and six months periods ended June 30, 2013.

(2)	Principally third-party financing costs, costs associated with the Merger, and one-time severance costs related to the reduction of staff in Colombia.

A reconciliation of modified EBITDA to net cash (used in) provided by operating activities and the three components of cash flows are provided in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Modified EBITDA	$7,589	$9,000	$22,976	$21,338
Adjustments to modified EBITDA which were not adjustments to net cash (used in) provided by operating activities:
Interest expense (income), net	(2,955)	(471)	(5,720)	(839)
Income tax benefit (expense)	1,117	(483)	(1,248)	(1,917)
Non-recurring expense	(1,841)	—	(1,841)	—
Adjustments to net cash (used in) provided by operating activities which were not adjustments to modified EBITDA:
Deferred income taxes	71	(308)	66	(326)
Changes in operating assets and liabilities	(12,372)	6,795	(13,726)	2,249
Payment in kind interest	507	—	995	—
Share-based compensation	57	—	114	—
Loss (gain) on sale of property and equipment	42	382	103	305
Net cash (used in) provided by operating activities	$(7,785)	$14,915	$1,719	$20,810
Net cash (used in) investing activities	$(939)	$(12,989)	$(2,688)	$(26,682)
Net cash provided by financing activities	$14,557	$2,233	$14,049	$9,867

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of critical accounting policies see the section entitled “SAE’s Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our definitive proxy statement/information statement relating to the Merger filed with the SEC on May 31, 2013.

Off-Balance Sheet Arrangements. Our policies regarding off-balance sheet arrangements as of and for the six months ended June 30, 2013 are consistent with those in place during as of and for the year ended December 31, 2012. We did not have any off-balance sheet arrangements as of June 30, 2013 or December 31, 2012.

Recently Issued Accounting Pronouncements

Foreign Currency Matters

In March 2013, the FASB issued ASU No. 2013-05, which amends ASC Topic 830, “Foreign Currency Matters.” This ASU provides guidance on foreign currency translation adjustments when a parent entity ceases to have a controlling interest on a previously consolidated subsidiary or group of assets. The guidance is effective for fiscal years beginning on or after December 15, 2013. SAE is still evaluating what impact, if any, the adoption of this guidance will have on its financial condition, results of operations, cash flows or financial disclosures.

Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. For public entities, this ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU has not had nor is it expected to have a material impact on the Corporation’s results of operations, financial position or disclosures.

Income Taxes

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2013-11- “Income Taxes (Topic 740): Presentation Of An Unrecognized Tax Benefit When A Net Operating Loss Carryforward, A Similar Tax Loss, Or A Tax Credit Carryforward Exists” requiring the presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryfoward. This net presentation is required unless a net operating loss carryforward, a similar tax loss, or a tax credit carryfoward is not available at the reporting date or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset to settle any additional income tax that would result from the disallowance of the unrecognized tax benefit. The standards update is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of this standards update will not have a material impact on our consolidated financial statements.

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management “expects,” “anticipates,” “believes,” “estimates,” “intends,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts,” “outlook” or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect events, new information or otherwise. Some of the important factors that could cause actual results to differ materially from our expectations are discussed below. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Factors that could cause actual results to vary materially from our expectations include the following:

⋅	fluctuations in the levels of exploration and development activity in the oil and gas industry;
⋅	the volatility of oil and natural gas prices;
⋅	dependence upon energy industry spending;
⋅	disruptions in the global economy;
⋅	global factors including political and military uncertainties;
⋅	industry competition;
⋅	delays, reductions or cancellations of service contracts;
⋅	high fixed costs of operations;
⋅	operational disruptions and external factors affecting our crews such as weather interruptions and inability to obtain land access rights of way;
⋅	reduced utilization;
⋅	whether we enter into turnkey or term contracts;
⋅	crew productivity;
⋅	limited number of customers;

⋅	credit risk related to our customers;
⋅	the availability of capital resources;
⋅	ability to retain key executives;
⋅	currency fluctuations;
⋅	court decisions and regulatory rulings; and
⋅	passage of new, or interpretation of existing, environmental laws and regulations.

You should refer to our other periodic and current reports filed with the SEC and our Definitive Proxy Statement/Information Statement relating to the Merger filed with the SEC on May 31, 2013, for specific risks and other factors which would cause actual results to be significantly different from those expressed or implied by these forward-looking statements. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Accordingly, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective for the period covered by this report because of the errors in accounting referenced below, the complications involved in accounting for the Merger and our resulting inability to timely file this report.

Notwithstanding the material weaknesses and errors discussed below, our management, based upon the substantive work performed during the financial reporting process, has concluded that our condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP.

(b)	Evaluation of internal controls and procedures.

Prior to the Merger, Former SAE was not a public reporting company and had limited accounting personnel and systems to adequately execute accounting process and limited other supervisory resources with which to address internal control over financial reporting, especially in its early years. As such, during an audit of Former SAE’s 2010 financials for purposes of preparing its financial statements for becoming a public company, Former SAE identified past accounting errors, which resulted in the restatement of its previously issued financial statements for 2011 and 2010, as result of material internal control weaknesses. Former SAE and its independent registered public accounting firm identified a material weakness in internal control over financial reporting related to these items which required adjustment, specifically: (i) the accounting for revenue recognition, (ii) elimination of inter-company activity and accounting for transactions denominated in foreign currencies, and (iii) accounting for the presentation of income taxes. Similar material weaknesses were identified in Former SAE’s 2011 and 2012 audits. During the preparation of our financial statements as of and for the three and six months ended June 30, 2013, we identified misstatements relating to the overstatement of certain accruals for expenses as a result of errors in the accounting for liabilities relating Former SAE’s Papua New Guinea operations for the quarter ended March 31, 2013. During 2012 and 2013, Former SAE and we have taken and will continue to take substantial steps in improving and fortifying our internal controls and filling out Former SAE and our accounting and financial staffing and plans to centralize certain functions. These measures have all been taken to correct the material weaknesses identified by us or our independent public accounting firm; however, we cannot assure that there will not be other material weaknesses and significant deficiencies that we or our independent registered public accounting firm will identify. If additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately. We will continue to work to improve our internal processes and financial controls in an effort to assure that all public filings will contain timely and accurate financial information.

Other than the changes noted above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Merger Agreement, the Former SAE common stockholders, on a fully-diluted basis, as consideration for all shares of Former SAE common stock they held or had the right to acquire, received an aggregate of 6,448,443 shares of our common stock at the Closing. We issued the shares of common stock pursuant to Regulation D and Regulation S promulgated under the Securities Act, as transactions not requiring registration under Section 5 of the Securities Act.

The issuance of our common stock to Former SAE stockholders residing in the United States was made in reliance on Rule 506 of Regulation D, as fewer than 35 of such stockholders were non-accredited investors. The issuance of our common stock to Former SAE stockholders residing outside of the United States was made in reliance on Regulation S under the Securities Act, as an offshore transaction in which no directed selling efforts were made in the United States and appropriate offering restrictions were implemented. The Former SAE stockholders represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictive legends were affixed to the certificates representing the shares. The Former SAE stockholders also had adequate access, through business or other relationships, to information about us. In addition, the Former SAE stockholders entered into lock-up agreements as a condition to exchanging their Former SAE stock for Merger consideration.

As part of the reorganization contemplated by the Merger Agreement, EarlyBirdCapital, Inc., the representative of the underwriters of our initial public offering, on behalf of itself and its designees, exchanged, at the closing of the Merger, the options (the “UPOs”) to purchase up to a total of 600,000 shares of common stock and 600,000 warrants held by it and its designees for 100,000 shares of our common stock. The issuance of our common stock to the representative of the underwriters of our initial public offering and our designees was made in reliance on Section 3(a)(9) of the Securities Act, as our common stock was issued in exchange for our UPOs and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

As previously reported, on each of April 25, 2012, September 26, 2012 and November 21, 2012, Eric S. Rosenfeld, a member of our board of directors and our former chairman and chief executive officer, loaned us $100,000, and on each of March 7, 2013 and June 4, 2013, Crescendo Advisors II, LLC, an affiliate of Mr. Rosenfeld, loaned us an additional $100,000, for an aggregate of $500,000 in loans. Each loan was evidenced by a convertible promissory note (each, a “Note,” and collectively, the “Notes”) that was payable upon consummation of the Merger. The principal balance of each Note could be converted, at the holder’s option, to warrants at a price of $0.50 per warrant. Notwithstanding the foregoing, the Notes could not be converted unless stockholder approval of the conversion had become effective, if required by the rules of Nasdaq. Immediately prior to the closing of the Merger, Crescendo Advisors II, LLC assigned both of its Notes to David Sgro, a member of our board of directors and our former chief financial officer and secretary, and the Notes were amended and restated solely to (i) extend the maturity date of the Notes to the 60th day after the Merger, and (ii) allow the Notes to be converted at any time after the Merger until the repayment in full of the Notes. On August 13, 2013, we further amended and restated the Notes solely to extend the maturity date to October 22, 2013. Conversion of the Notes remained subject to the effectiveness of stockholder approval. On June 24, 2013 and August 19, 2013, we obtained written consent to the conversion of the Notes (as amended and restated on each such date) from the holders of a majority of our outstanding shares of common stock, which consent will become effective 20 days after we mail an information statement on Schedule 14C to our stockholders regarding such action.

ITEM 6.	EXHIBITS

Exhibits

See Exhibit Index for list of Exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAExploration Holdings, Inc.
(Registrant)

	By:	/s/ Brent Whiteley
Brent Whiteley
Chief Financial Officer, General Counsel and Secretary (Duly Authorized Officer and Principal Financial Officer)

Date: August 27, 2013

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date

2.1
Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the SAExploration Holdings, Inc. formerly named Trio Merger Corp. (“the Registrant”), Trio Merger Sub, Inc., the entity formerly named SAExploration Holdings, Inc. (“Former SAE”) and CLCH, LLC.
		By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Registrant, Trio Merger Sub, Inc., Former SAE and CLCH, LLC.	By Reference	8-K	May 28, 2013

3.1	Amended and Restated Certificate of Incorporation.	By Reference	8-K	June 28, 2013

3.2	Amended and Restated Bylaws.	By Reference	8-K	June 28, 2013

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Specimen Warrant Certificate.	By Reference	8-K	June 28, 2013

4.3	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.4	Amendment to Warrant Agreement dated June 24, 2013, by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	June 28, 2013

4.5	Form of Amended and Restated Convertible Promissory Notes issued to Eric S. Rosenfeld and David D. Sgro.	By Reference	8-K	August 19, 2013

10.1
Credit Agreement dated as of November 28, 2012, by and among Former SAE, as parent, SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC, as borrowers (the “Borrowers”), the lenders party thereto, and CP Admin Co. LLP, as Administrative Agent
		By Reference (*)	8-K	June 28, 2013

10.2	Amendment No. 1 to Credit Agreement dated as of December 5, 2012, by and among Former SAE, the Borrowers, the lenders party thereto, and CP Admin Co LLC, as Administrative Agent.	By Reference (*)	8-K	June 28, 2013

10.3	Amendment No. 2 and Consent to Credit Agreement dated as of June 24, 2013, by and among Former SAE, the Borrowers, the lenders party thereto, and MC Admin Co LLC, as Administrative Agent.	By Reference (*)	8-K	June 28, 2013

10.4	Joinder to Credit Agreement dated as of June 24, 2013, between the Registrant and MC Admin Co LLC.	By Reference	8-K	June 28, 2013

10.5	Indemnity Escrow Agreement dated as of June 24, 2013, by and among the Registrant, CLCH, LLC, and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.6	Merger Consideration Escrow Agreement dated as of June 24, 2013, by and among the Registrant, CLCH, LLC, and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.7	Registration Rights Agreement dated June 24, 2013 by and between the Registrant and CLCH, LLC.	By Reference	8-K	June 28, 2013

10.8	Form of Indemnification Agreement between the Registrant and its directors and executive officers.	By Reference	8-K	June 28, 2013

10.9	Unsecured Promissory Note in the amount of $17,500,000 by the Registrant for the benefit of CLCH, LLC, as representative of the former common stockholders of Former SAE.	By Reference	8-K	June 28, 2013

10.10	Employment Agreement dated June 24, 2013, by and between the Registrant and Jeff Hastings.	By Reference (**)	8-K	June 28, 2013

10.11	Employment Agreement dated June 24, 2013, by and between the Registrant and Brian Beatty.	By Reference (**)	8-K	June 28, 2013

10.12	Employment Agreement dated June 24, 2013, by and between the Registrant and Brent Whiteley.	By Reference (**)	8-K	June 28, 2013

10.13	Form of Non-Disclosure Agreement dated June 24, 2013 between the Registrant and Jeff Hastings, Brian Beatty and Brent Whiteley.	By Reference	8-K	June 28, 2013

10.14	Form of Lock-Up Agreement between the Registrant and each of the former stockholders of Former SAE.	By Reference	8-K	June 28, 2013

10.15	Employment Agreement dated July 1, 2011, by and between SAExploration, Inc. (f/k/a South American Exploration LLC) and Mike Scott.	By Reference (**)	8-K	June 28, 2013

10.16	Employment Agreement dated July 1, 2011, by and between SAExploration, Inc. (f/k/a South American Exploration LLC) and Darin Silvernagle.	By Reference (**)	8-K	June 28, 2013

10.17	SAE Exploration Holdings, Inc. 2013 Long-Term Incentive Plan.	By Reference (**)	8-K	June 28, 2013

10.18	SAE Exploration Holdings, Inc. 2013 Non-Employee Director Share Incentive Plan.	By Reference (**)	8-K	August 19, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

101
The following materials from SAExploration Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text
Herewith
_______________________

(*)          Portions of this exhibit have been omitted and filed separately with the Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

(**)       Denotes compensation arrangements.