Form 10-Q
period 2013-09-30
SAExploration Holdings, Inc.
filed 2013-11-14
CIK 1514732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

N/A
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

Number of shares of Common Stock, $0.0001 par value, outstanding as of November 14, 2013: 13,402,664

(Exhibit Index Located on Page 30)

SAEXPLORATION HOLDINGS, INC.
INDEX TO FORM 10-Q
September 30, 2013

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAExploration Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2013 and December 31, 2012
(In thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,762	$15,721
Restricted cash	798	3,701
Accounts receivable	46,264	27,585
Deferred costs on contracts	6,112	5,911
Prepaid expenses	8,401	8,553
Deferred tax asset, net	122	902
Total current assets	78,459	62,373
Property and equipment, net	61,637	70,456
Intangible assets, net	1,339	1,478
Goodwill	2,232	2,306
Deferred loan issuance costs, net	8,700	9,066
Deferred tax asset, net	590	1,622
Other assets	680	674
Total assets	$153,637	$147,975
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,369	$12,309
Accrued liabilities	3,787	5,435
Income and other taxes payable	8,721	5,896
Accrued payroll liabilities	2,800	3,247
Notes payable – current portion	800	800
Notes payable to related parties	500	53
Deferred revenue – current portion	5,506	6,145
Capital lease – current portion	616	818
Total current liabilities	54,099	34,703
Long-term portion of notes payable, net	79,532	78,493
Long-term portion of notes payable to related parties	12,267	—
Long-term portion of capital leases	717	1,054
Deferred revenue – non-current portion	—	3,175
Deferred tax liabilities, net	241	241
Warrant liabilities	—	1,244
Total liabilities	146,856	118,910
Commitments and contingencies (See Note 2)
Convertible preferred stock of Former SAE, $0.0001 par value, 5,000,000 shares authorized; Series A preferred stock, $1.00 stated value, 5,000,000 shares retired as a result of the Merger	—	5,000
Former Trio preferred stock, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	—	—
Stockholders’ equity:
Common Stock, $0.0001 par value, 55,000,000 authorized, and 13,402,664 and 6,321,848 issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	2	1
Additional paid-in capital	26,301	1,907
Retained (deficit) earnings	(17,541)	21,801
Accumulated other comprehensive (loss) income	(1,981)	356
Total stockholders’ equity	6,781	24,065
Total liabilities and stockholders’ equity	$153,637	$147,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAExploration Holdings, Inc. and Subsidiaries

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue from services	$47,429	$75,467	$174,575	$211,647
Direct operating expenses, including depreciation expense of $3,442 and $3,261 for the three months ended September 30 2013 and 2012, respectively, and $10,378 and $8,728 for the nine months ended September 30 2013 and 2012, respectively	51,562	64,586	148,472	172,913
Gross (loss) profit	(4,133)	10,881	26,103	38,734
Selling, general and administrative expenses	7,674	7,556	20,281	19,576
Merger costs	591	—	1,174	—
Depreciation and amortization	259	171	781	459
Loss (gain) on sale of assets	18	(116)	121	189
(Loss) income from operations	(12,675)	3,270	3,746	18,510
Other income (expense):
Other, net	151	(316)	(1,294)	(25)
Interest expense, net	(4,677)	(632)	(11,489)	(1,471)
Foreign exchange (loss) gain, net	120	470	(1,179)	521
Total other expense, net	(4,406)	(478)	(13,962)	(975)
(Loss) income before income taxes	(17,081)	2,792	(10,216)	17,535
Provision for income taxes	12,615	310	13,863	2,227
Net (loss) income	$(29,696)	$2,482	$(24,079)	$15,308
Basic and diluted (loss) income per common share
Weighted average shares outstanding -basic	13,402,664	5,685,288	8,861,612	5,685,288
(Loss) income per share - basic	$(2.22)	$0.44	$(2.72)	$2.69
Weighted average shares outstanding -diluted	13,402,664	5,685,288	8,861,612	5,685,288
(Loss) income per share - diluted	$(2.22)	$0.44	$(2.72)	$2.69

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAExploration Holdings, Inc. and Subsidiaries

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net (loss) income	$(29,696)	$2,482	$(24,079)	$15,308
Other items of comprehensive (loss) income, foreign currency translation net of tax	(47)	(9)	(2,337)	866
Total comprehensive (loss) income	$(29,743)	$2,473	$(26,416)	$16,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(In thousands)

	2013	2012
Operating activities:
Net (loss) income	$(24,079)		$15,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	11,159		9,188
Amortization of loan costs and debt discounts	2,477		—
Payment in kind interest	1,520		—
Deferred income taxes	1,812		(338)
Loss on sale of property and equipment	121		189
Share-based compensation	114		—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(18,679)		(15,284)
Deferred costs on contracts	(201)		(693)
Accounts payable	18,773		(1,057)
Income and other taxes payable	2,825		4,444
Other	(2,975)		(3,384)
Net cash (used in) provided by operating activities	(7,133)		8,373
Investing activities:
Purchase of property and equipment	(3,906)		(28,100)
Business acquisition, net of cash acquired	—		(760)
Proceeds from sale of property and equipment	—		486
Net cash (used in) investing activities	(3,906)		(28,374)
Financing activities:
Principal borrowings on notes payable	—		70,122
Net proceeds from Merger	35,277		—
Repayments of notes payable	(653)		(41,049)
Payment of debt issuance costs	(1,500)		—
Merger costs	(5,027)		—
Repayments of capital lease obligations	(637)		(894)
Dividend payments on common shares	(10,000)		—
Dividend payments on preferred shares	(5,084)		(112)
Net cash provided by financing activities	12,376		28,067
Effects of exchange rate changes on cash	(296)		882
Net change in cash and cash equivalents	1,041		8,948
Cash at the beginning of period	15,721		4,978
Cash at the end of period	$16,762		$13,926
Supplemental disclosures of cash flow information:
Interest paid	$6,871		$1,450
Income taxes paid	$3,299		$234
Non-cash investing and financing activities:
Dividends accrued but unpaid on common shares	$—		$—
Dividends accrued but unpaid on preferred shares	$1,072		$819
Capital assets acquired under capital lease	$98		$85
Cash flow impact of Merger	$40,277	$	N/A

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Accumulated
	Number of Common			Other
	Shares Issued and		Additional Paid-	Comprehensive	Retained	Total Stockholders’
	Outstanding	Common Stock	In Capital	Income (Loss)	Earnings (deficit)	Equity
Balance at December 31, 2011	5,685,288	$1	$1,886	$(610)	$12,341	$13,618
Dividends	—	—	—	—	(393)	(393)
Foreign currency translation	—	—	—	866	—	866
Net income	—	—	—	—	15,308	15,308
Balance at September 30, 2012	5,685,288	$1	$1,886	$256	$27,256	$29,399
Balance at December 31, 2012	6,321,848	$1	$1,907	$356	$21,801	$24,065
Dividends	—	—	—	—	(15,263)	(15,263)
Forfeitures of restricted stock	(8,549)	—	—	—	—	—
Warrants converted to stock as a result of the merger	135,144	—	1,293	—	—	1,293
Merger transaction	6,954,221	1	28,014	—	—	28,015
Merger costs	—	—	(5,027)	—	—	(5,027)
Share-based compensation	—	—	114	—	—	114
Foreign currency translation	—	—	—	(2,337)	—	(2,337)
Net loss	—	—	—	—	(24,079)	(24,079)
Balance at September 30, 2013	13,402,664	$2	$26,301	$(1,981)	$(17,541)	$6,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 1 — GENERAL INFORMATION
SAExploration Holdings, Inc. and its subsidiaries (collectively, the “Corporation”) is a geophysical seismic services company offering a full range of seismic data acquisition services including program design, planning and permitting, camp services, survey, drilling, recording, reclamation and in-field processing. The Corporation’s services include the acquisition of 2D, 3D,  time-lapse 4D and multi-component seismic data on land, in transition zones between land and water and in shallow water, as well as seismic data field processing. The Corporation’s customers include national oil companies, major international oil companies and independent oil and gas exploration and production companies in North America, South America and Southeast Asia. Seismic data is used by the Corporation’s customers to identify and analyze drilling prospects and maximize successful drilling.

The Corporation was initially formed on February 2, 2011 under the name Trio Merger Corp. (the Corporation, prior to the Merger described below, “Former Trio”) as a blank check company in order to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more business entities.  On December 10, 2012, the Corporation entered into an Agreement and Plan of Reorganization, as amended by a First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013 (the “ Merger Agreement”), with Trio Merger Sub, Inc. (“Merger Sub”), the entity formerly known as SAExploration Holdings, Inc. (“Former SAE”), and CLCH, LLC (“CLCH”), which contemplated Former SAE merging with and into Merger Sub with Merger Sub surviving as a wholly-owned subsidiary of the Corporation (the “Merger”). On June 24, 2013, the parties consummated the Merger (the “Closing”).

The Merger was accounted for as a reverse acquisition in accordance with GAAP. Under this method of accounting, Former Trio was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Former SAE comprising the ongoing operations of the combined entity, Former SAE senior management comprising the senior management of the combined company, and the Former SAE common stockholders having a majority of the voting power of the combined entity. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former SAE issuing stock for Former Trio’s net assets, accompanied by a recapitalization. Former Trio’s net assets were stated at fair value, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Former SAE. The equity structure after the Merger reflects Former Trio’s equity structure.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying (a) balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) unaudited condensed consolidated financial statements of the Corporation have been prepared in accordance with U.S. GAAP for interim financial information and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain financial information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s and Former SAE’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2012.  These audited financial statements can be found within the definitive proxy statement/information statement filed by the Corporation with the Securities and Exchange Commission on May 31, 2013. These unaudited condensed consolidated financial statements should also be read in conjunction with Former SAE’s unaudited restated condensed consolidated financial statements and the notes thereto for the quarter ended March 31, 2013.  These unaudited restated condensed consolidated financial statements can be found within the Form 8-K/A (Amendment No. 2) filed by the Corporation with the Securities and Exchange Commission on August 27, 2013. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Corporation’s financial position as of September 30, 2013 and December 31, 2012, the results of operations for the three and nine months periods ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

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

The Corporation maintains an allowance for doubtful accounts for estimated losses in its accounts receivable portfolio. It utilizes the specific identification method for establishing and maintaining the allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2013, no allowance for doubtful accounts and no bad debt expense were recorded for the reporting periods.

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

Cash and Cash Equivalents
The Corporation considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Corporation has cash in banks which, at times, may exceed insured limits, established in the United States and foreign countries. The Corporation has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and short-term investments. The Corporation conducts operations outside the United States, which exposes the Corporation to market risks from changes in exchange rates. As of September 30, 2013 and December 31, 2012, the balances of cash in subsidiaries outside of the United States totaled $7,767 and $7,473, respectively.

Goodwill
Goodwill represents the excess of costs over the fair value of assets acquired in the Datum Exploration Ltd. acquisition. The change in goodwill is the result of currency translation.

In accordance with ASC Topic 350, “Goodwill and Other” (previously known as “SFAS No. 142”), the Corporation reviews its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. The provisions of ASC Topic 350 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, an impairment loss equal to the difference will be recorded. In determining the fair value of the Corporation’s reporting units, the Corporation relied on the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the discounted cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly traded companies are valued using Market Values of Invested Capital (“MVIC”) multiples (i.e., MVIC to revenue, MVIC to earnings before interest and taxes, MVIC to cash flow, etc.) and then these MVIC multiples are applied to a company’s operating results to arrive at an estimate of value.

The Corporation completed its annual goodwill impairment test during the third quarter of 2013 and determined that the carrying amount of goodwill was not impaired.

Restricted Cash
Restricted cash consists primarily of cash collateral for performance guarantees, letters of credit and custom bonds. As of September 30, 2013 and December 31, 2012 restricted cash was $798 and $3,701, respectively, principally as a result of one performance bond in one country outside of the United States.

Foreign Exchange Gains and Losses
The unrealized foreign currency exchange gain (loss) included in accumulated other comprehensive income was $(47) and $(9) for the three months ended September 30, 2013 and 2012, respectively.

The unrealized foreign currency exchange gain (loss) included in accumulated other comprehensive income was $(2,337) and $866 for the nine months ended September 30, 2013 and 2012, respectively.

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

Since the contingent consideration is considered to be equity, it did not impact the net assets recorded by the Corporation.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of business, the Corporation can be involved in legal proceedings involving contractual and employment relationships, liability claims, and a variety of other matters. As of September 30, 2013 and December 31, 2012, the Corporation did not have any legal proceedings that it expects would have a material impact on its financial position or results of operations.

Fair Value Measurements
The Corporation’s financial assets and liabilities measured at fair value as of September 30, 2013 are notes payable and at December 31, 2012 are notes payable and warrants. The fair value of the notes payable and warrants are based on Level 3 inputs based on an income and market approach. As of September 30, 2013 and December 31, 2012, some of the Corporation’s notes payable are recorded at historical cost net of applicable discounts, some are recorded at fair value. At December 31, 2012, the Corporations warrants were recorded at fair value.

Off-Balance Sheet Arrangements
The Corporation’s policies regarding off-balance sheet arrangements as of and for the three and nine months ended September 30, 2013 are consistent with those in place during, as of and for the year ended December 31, 2012. The Corporation did not have any off-balance sheet arrangements as of September 30, 2013 or December 31, 2012.

Net (Loss) Income Per Share
The Corporation complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Prior to the Merger on June 24, 2013, the Corporation had not considered the effect of warrants to purchase 14,000,000 shares of common stock or 1,000,000 warrants issuable upon conversion of notes payable to two of its stockholders in the calculation of diluted loss per share, since the exercise of the warrants were then contingent upon the occurrence of future events.  At September 30, 2012, the Corporation did not have any dilutive securities and other contracts that could, potentially, be exercised and converted into common stock and then share in the earnings of the Corporation. For the nine months ended September 30, 2013, the 130,644 shares attributable to the warrants of Former SAE which were convertible into its common stock as a result of the Merger were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. Because the Former SAE warrants were issued in November 2012, there was no impact on weighted average shares outstanding-diluted for the three and nine months ended September 30, 2012.

Recently Issued Accounting Pronouncements
Foreign Currency Matters
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, which amends ASC Topic 830, “Foreign Currency Matters.” This ASU provides guidance on foreign currency translation adjustments when a parent entity ceases to have a controlling interest on a previously consolidated subsidiary or group of assets. The guidance is effective for fiscal years beginning on or after December 15, 2013. The Corporation is still evaluating what impact, if any, the adoption of this guidance will have on its financial condition, results of operations, cash flows or financial disclosures.

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

Income Taxes
In July 2013, the FASB issued ASU No. 2013-11- “Income Taxes (Topic 740): Presentation Of An Unrecognized Tax Benefit When A Net Operating Loss Carryforward, A Similar Tax Loss, Or A Tax Credit Carryforward Exists” requiring the presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryfoward. This net presentation is required unless a net operating loss carryforward, a similar tax loss, or a tax credit carryfoward is not available at the reporting date or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset to settle any additional income tax that would result from the disallowance of the unrecognized tax benefit. The standards update is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of this standards update will not have a material impact on the Corporation’s consolidated financial statements.

NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment is comprised of the following at September 30, 2013 and December 31, 2012:

	Estimated Useful Life	2013	2012
Field operating equipment	3 – 10 years	$82,192	$82,798
Vehicles	3 – 5 years	3,599	2,408
Leasehold improvements	2 – 5 years	465	473
Software	3 – 5 years	1,141	1,063
Computer equipment	3 – 5 years	4,320	4,080
Office equipment	3 – 5 years	839	864
		92,556	91,686
Less: Accumulated depreciation and amortization		(30,919)	(21,230)
Total		$61,637	$70,456

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

The Corporation reviews the useful life and residual values of property and equipment on an ongoing basis considering the effect of events or changes in circumstances.

Total depreciation and amortization expense for the three months ended September 30, 2013 and 2012 was $3,701 and $3,432, respectively, of which $3,442 and $3,261, respectively, was recorded in direct operating expenses and $259 and $171, respectively, was recorded in depreciation and amortization. For the nine months ended September 30, 2013 and 2012, total depreciation and amortization expense was $11,159 and $9,188, respectively, of which $10,378 and $8,728, respectively, was recorded in direct operating expenses and $781 and $459, respectively, was recorded in depreciation and amortization.

NOTE 4 — NOTES PAYABLE
On November 28, 2012, Former SAE entered into a four year term Credit Agreement for $80 million (as amended, the “2012 Credit Agreement”). The Corporation joined the 2012 Credit Agreement, in the same capacity as Former SAE, in connection with the consummation of the Merger, and Merger Sub, as the surviving entity in the Merger, succeeded to the obligations of Former SAE. The 2012 Credit Agreement has requirements for principal payments of $200 to $250 per quarter until the note is due. The interest rate on borrowings under the 2012 Credit Agreement is 13.5%. The Corporation may elect to pay up to 2.5% of the interest as a payment in kind (“PIK”); the PIK amount of interest is added to the balance of the note. For the three and nine months ended September 30, 2013 the Corporation elected to exercise  the PIK option and $525 and $1,520, respectively, was expensed to interest and added to the balance of the note. At the time Former SAE entered into Amendment No. 2 on June 24, 2013, Former SAE and the Borrowers under the 2012 Credit Agreement  received a commitment to fund, at Former SAE’s election and subject to the satisfaction of customary closing conditions, the full $20 million of the additional loans available to the borrowers under the 2012 Credit Agreement. The commitment expired unexercised on October 5, 2013.

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

The Corporation issued a promissory note to CLCH, as a representative of the Former SAE stockholders, at the Closing on June 24, 2013, as Merger consideration to the Former SAE stockholders with a stated amount of $17,500 and a fair value of $11,775. The note is unsecured, is subordinate to the borrowings outstanding under the 2012 Credit Agreement, carries an annual interest rate of 10%, with interest payments subject to certain restrictions under the 2012 Credit Agreement, and is due and payable in full on June 24, 2023. As of September 30, 2013, the outstanding balance was $17,500 with a fair value of $12,267 which is being accreted to the principal balance over the life of the note through interest expense.

The Corporation owes notes to related parties at a stated value of $500 which are convertible into 1,000,000 warrants with an exercise price of $12 per warrant.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

Notes payable at September 30, 2013 and December 31, 2012 consist of the following:

	2013	2012
Amount outstanding under 2012 Credit Agreement	$80,820	$79,900
Unamortized loan discount	(488)	(607)
Net loan	80,332	79,293
Less current maturities of notes payable	(800)	(800)
Long term portion of notes payable	79,532	78,493
Notes payable to Former SAE stockholders - related parties – long-term portion	12,267	—
Notes payables to related parties - current portion	—	53
Notes payable to Former Trio stockholders – current portion	500	—
Total notes payable to related parties	12,767	53
Total notes payable	$92,299	$78,546

NOTE 5 — INCOME TAXES
Income before income taxes attributable to U.S. (including its foreign branches) and foreign operations, tax provision, and effective tax rate for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pre-tax (loss) income - U.S.	$(9,110)	$4,851	$(10,998)	$13,680
Pre-tax (loss) income - Foreign	(7,971)	(2,059)	782	3,855
Total	$(17,081)	$2,792	$(10,216)	$17,535
Tax provision	$12,615	$310	$13,863	$2,227
Effective tax rate	(74)%	11%	(136)%	13%

The Corporation’s income tax provision increased $12.3 million and $11.6 million for the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012, respectively, primarily as a result of pre-tax losses in the U.S.,  the recording of a valuation allowance of approximately $11.0 million for the prior year deferred tax assets, the current period U.S. losses and foreign tax credits.   The pre-tax losses in the U.S. increased primarily due to the increased operating loss and the increased interest incurred in the three and nine months ended September 30, 2013, related to the 2012 Credit Agreement and the Former SAE stockholders’ note discussed in Note 4.

The Corporation believes that it is more likely than not that the benefit from certain net operating losses (“NOL”) carryforwards and foreign tax credits will not be realized. In recognition of this risk, the Corporation during the third quarter has provided a valuation allowance of approximately $11.0 million on the deferred tax assets relating to these NOL carryforwards and foreign tax credits.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 6 — FORMER SAE CONVERTIBLE PREFERRED STOCK
The following table represents the accrued, paid and unpaid dividends included in accrued liabilities for Former SAE preferred shares, which were retired as a result of the Merger on June 24, 2013, as of the dates set forth below:

	2013	2012
January 1	$894	$537
Accrual	131	131
Payment	(42)	(14)
March 31	$983	$654
Accrual	131	131
Special dividend	5,000	-
Payment	(5,042)	(56)
June 30	$1,072	$729
Accrual	-	90
Payment	-	-
September 30	$1,072	$819

NOTE 7 — STOCKHOLDERS’ EQUITY
Stock compensation was expensed and additional paid-in capital increased by $114 in 2013 as a result of the restricted stock grants made by Former SAE in 2012. Other than the Merger, discussed in Note 1, when all restricted stock of the Former SAE stockholders outstanding immediately prior to the Merger became fully vested and were exchanged for stock of the Corporation, there were no other significant equity transactions.

NOTE 8 — RELATED PARTY TRANSACTIONS
From time to time, the Corporation enters into transactions in the normal course of business with related parties.

In February 2013, the Corporation repaid its loan from CLCH in the amount of $53. The Corporation acquired assets in the amount of $1,000, for the nine months ended September 30, 2013 from Encompass and Seismic Management, LLP. Brian A. Beatty, the Corporation’s President and CEO, together with his wife, owns a controlling interest in Encompass and owns all of the outstanding partnership interests in Seismic Management.

Also see Note 4 for discussion of the Corporation’s note with Former SAE stockholders and notes with related parties.

NOTE 9 — EMPLOYEE BENEFITS
The Corporation offers a Retirement Registered Saving Plan for all eligible employees. The Corporation matches each employee’s contributions up to a maximum of 10% of the employee’s base salary or until the Canada Revenue Agency annual limit is reached. For the three and nine months ended September 30, 2013 and 2012, respectively, the Corporation expensed matching contributions totaling of $68 and $267, respectively, and $67 and $251, respectively.

The Corporation offers a 401(k) Plan for all eligible employees. The Corporation matches each employee’s contributions up to a maximum of 4% of the employee’s base salary. For the three and nine months ended September 30, 2013, respectively, the Corporation expensed matching contributions totaling $28 and $35, respectively. The 401(k) Plan was established in second quarter 2013.

On June 21, 2013 the stockholders approved the Corporation’s 2013 Long-Term Incentive Compensation Plan for the benefit of certain employees performing services for the Corporation. The plan reserves up to 792,513 shares of the Corporation’s common stock for issuance in accordance with the plan’s terms including a maximum of up to 396,256 shares that may be issued pursuant to awards of restricted stock. As of September 30, 2013, no shares have been issued under the plan.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 10 — GEOGRAPHIC AND RELATED INFORMATION
The Corporation reports its contract services operations as a single reportable segment: Contract Seismic Services. The following table sets forth revenues and identifiable assets by region based on the location of the service provided:

	Revenues				Identifiable Assets
	(In Thousands)				(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		As of September 30,	As of December 31,
	2013	2012	2013	2012	2013	2012
North America	$32,545	$34,066	$85,934	$110,140	$56,556	$68,485
South America	9,463	40,050	64,690	95,892	6,888	6,316
Southeast Asia	5,421	1,351	23,951	5,615	2,477	1,963
Total	$47,429	$75,467	$174,575	$211,647	$65,920	$76,764

For the quarter ended September 30, 2013, there were two customers individually that exceeded 10% of the revenues which aggregated 64% of the Corporation’s quarterly revenues. Customer D revenue was $24.8 million and customer H revenue was $5.4 million. For the nine months ended September 30, 2013 there were two customers individually that exceeded 10% of the revenues, which aggregated 54% of the Corporation’s revenues for the nine months ended September 30, 2013. Customer E revenue was $55.2 million and customer D revenue was $39.1 million.

For the quarter ended September 30, 2012, there were three customers individually that exceeded 10% of the revenue which aggregated 83% of the Corporation’s quarterly revenue. Customer J revenue was $31.1 million, customer K revenue was $18.9 million, and customer L revenue was $12.5 million. For the nine months ended September 30, 2012 there were four customers individually that exceeded 10% of the revenue which aggregated 73% of the Corporation’s quarterly revenue. Customer J revenue was $77.8 million, customer L revenue was $27.2 million, customer K revenue was $26.8 million, and customer M revenue was $21.8 million.

NOTE 11 — FINANCIAL INSTRUMENTS
The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis.

		Fair Value
		Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable
	Amount	(Level 1)	(Level 2)	Inputs (Level 3)
Note payable to Former SAE stockholders as of September 30, 2013	$12,267	—	—	$12,267
Warrant liabilities as of December 31, 2012	$1,244	—	—	$1,244

The Corporation records its 2012 Credit Agreement at a carrying amount of $80,332 and $79,293, respectively, and estimated its fair value to be $80,820 and $79,900, respectively, as of September 30, 2013 and December 31, 2012, respectively.  The Corporation records certain notes payable at a carrying amount of $500 and estimated their fair value to be $918 as of September 30, 2013.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 12 — SUBSEQUENT EVENTS
On October 10, 2013 the Corporation mailed an information statement on Schedule 14C to Corporation’s stockholders (which became effective on November 1, 2013) relating to amending the convertible promissory notes of Eric S. Rosenfeld and David D. Sgro, who are directors and founding stockholders of the Corporation, with aggregate principal amounts of $300,000 and $200,000, respectively, to extend the maturity date to December 31, 2013. Also, the principal balance of the Notes may be converted, at the holder’s option, to warrants at a price of $0.50 per warrant, or up to an aggregate of 1,000,000 warrants (the “Convertible Debt Warrants”), upon the effectiveness of stockholder approval of the conversion. Each Convertible Debt Warrant will be exercisable for one share of our common stock at a cash exercise price of $12.00, or on a “cashless basis” at the holder’s option. The Convertible Debt Warrants will expire on June 24, 2016. Messrs. Rosenfeld and Sgro intend to exchange the Convertible Debt Warrants.  This note Conversion constitutes an equity compensation arrangement for Messrs. Rosenfeld and Sgro.

On October 31, 2013, the Corporation entered into an Amendment No. 3 to Credit Agreement to lower the total capital expenditure limits for 2013 and 2014 from $47.5 million and $30.0 million, respectively, to $18.0 million, relax certain other financial covenants, and obtain certain limited waivers. These limited waivers related to failure to comply with the financial covenants for the quarter ended September 30, 2013, the existence of the convertible notes issued to Eric S. Rosenfeld and David D. Sgro, any failure to obtain the Administrative Agent’s approval of certain agreements concerning the Corporations securities, and the restatement of certain of the Corporation’s prior financial statements.

In addition, the Amendment No.3 provides for certain restrictions until the date the Corporation’s financial statements for the third quarter of 2014 are delivered to the Administrative Agent including disallowance of the sale of the Corporation’s securities by certain Former SAE stockholders, limiting the payment of interest under the Corporation’s $17.5 million subordinated notes issued in connection with the Merger issued to the stockholders of Former SAE, and restricting the dividends that may be paid by the Corporation’s direct and indirect subsidiaries to their respective stockholders.   In addition, Amendment No.3 eliminates the conditional amendments included in the Amendment No. 2 and Consent to Credit Agreement dated as of June 24, 2013, which were conditioned upon the Corporation borrowing an additional $20 million under the Credit Agreement.

As modified by Amendment No. 3, the Corporation is in compliance with the covenants of the 2012 Credit Agreement as of September 30, 2013.

On October 31, 2013, in connection with the execution of Amendment No. 3 to the 2012 Credit Agreement, CLCH, Seismic Management Holdings Inc. and Brent Whiteley, entered into a waiver agreement with the Corporation, pursuant to which they agreed to allow the withholding of the interest payments payable to them in respect of their individual interests as stockholders of Former SAE under the $17.5 million note issued in connection with the Merger, until such payments are permitted to be made under the 2012 Credit Agreement, which is expected to be in the fourth quarter of 2014. The Corporation expects to accrue $644,778 of such interest payments for the fourth quarter of 2013 and to accrue an additional $644,778 during each of the first three quarters of 2014.

On November 1, 2013, the Corporation’s non-employee director share incentive plan (the “2013 Non-Employee Director Plan”) became effective, which provides for discretionary grants of stock awards to the Corporation’s independent non-employee directors, as determined by the Corporation’s board of directors from time to time. The awards may take the form of unrestricted or restricted shares of the Corporation’s common stock or options to purchase shares of the Corporation’s common stock.

The Corporation has reserved 400,000 shares of common stock for issuance under the 2013 Non-Employee Director Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to those statements included in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please see the sections entitled “Forward-Looking Statements” in this Form 10-Q and the section entitled “Risk Factors” in our Registration Statement on Form S-4 filed with the SEC on November 1, 2013, which is attached hereto as Exhibit 99.1.

Introduction
We are a geophysical services company offering a full range of seismic data acquisition services in North America, South America and Southeast Asia. We were initially formed on February 2, 2011 as a blank check company in order to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more business entities. On December 10, 2012, we entered into an Agreement and Plan of Reorganization as amended by a First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013 (the “Merger Agreement”),  with Trio Merger Sub, Inc. (“Merger Sub”), the entity formerly known as SAExploration Holdings, Inc. (“Former SAE”) and CLCH, LLC (“CLCH”), which contemplated Former SAE merging with and into Merger Sub with Merger Sub surviving as our wholly-owned subsidiary (the “Merger”).  The Merger was consummated on June 24, 2013, at which time our business became the business of Former SAE.

The Merger was accounted for as a reverse acquisition in accordance with GAAP. Under this method of accounting, we were treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Former SAE comprising the ongoing operations of the combined entity, Former SAE senior management comprising the senior management of the combined company, and the Former SAE common stockholders having a majority of the voting power of the combined entity. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former SAE issuing stock for our net assets, accompanied by a recapitalization. Our net assets were stated at fair value, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Former SAE. The equity structure after the Merger reflects Former SAE’s equity structure.

Overview
Our services include the acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data on land, in transition zones between land and water and in shallow water, as well as seismic data field processing. Our customers include national oil companies, major international oil companies and independent oil and gas exploration and production companies. Our services are primarily used by our customers to identify and analyze drilling prospects and to maximize successful drilling, making demand for such services dependent upon the level of customer spending on exploration, production, development and field management activities, which is influenced by the fluctuation in oil and natural gas commodity prices. Demand for our services is also impacted by long-term supply concerns based on national oil policies and other country-specific economic and geo-political conditions. We have expertise in logistics and focus upon providing a complete service package, particularly in our international operations, which allows efficient movement into remote areas, giving us what we believe to be a strategic advantage over our competitors and providing us with opportunities for growth. Many of the areas of the world where we work have limited seasons for seismic data acquisition, requiring high utilization of key personnel and redeployment of equipment from one part of the world to another. All of our remote area camps, drills and support equipment are easily containerized and made for easy transport to locations anywhere in the world. As a result, if conditions deteriorate in a current location or demand rises in another location, we are able to quickly redeploy our crews and equipment to other parts of the world. By contrast, we tend to subcontract out more of our services in North America than in other regions, and our North American revenues tend to be more dependent upon data acquisition services rather than our full line of services.

While our revenues from services are mainly affected by the level of customer demand for our services, operating revenue is also affected by the bargaining power of our customers relating to our services, as well as the productivity and utilization levels of our data acquisition crews. Our logistical expertise can be a mitigating factor in service price negotiation with our customers, allowing us to maintain larger margins in certain regions of the world, particularly in the most remote or most challenging climates of the world. Factors impacting the productivity and utilization levels of our crews include permitting delays, downtime related to inclement weather, decrease in daylight working hours during winter months, time and expense of repositioning crews, the number and size of each crew, and the number of recording channels available to each crew. We have the ability to optimize the utilization of personnel and equipment, which is a key factor to maintaining margins in the various regions in which we operate. Specifically, we are investing in equipment that is lighter weight and more easily shipped between the different regions. The ability to reduce both the costs of shipment and the amount of shipping time increases our operating margins and utilization of equipment. Similar logic applies to the utilization of personnel. We focus on employing field managers who are mobile and have the expertise and knowledge of many different markets within our operations. This allows for better timing of operations and the ability of management staff to run those operations while at the same time minimizing personnel costs. An added benefit of a highly mobile field management team is better internal transfer of skill and operational knowledge and the ability to spread operational efficiencies rapidly between the various regions.

Generally the choice of whether to subcontract out services depends on the expertise available in a certain region and whether that expertise is more efficiently obtained through subcontractors or by using our own labor force. For the most part, services are subcontracted within North America and our personnel are used in other regions where we operate. When subcontractors are used, we manage them and require that they comply with our work policies and Quality, Health, Safety and Environmental objectives. Our customers continue to request increased recording channel capacity on a per crew or project basis in order to produce higher resolution images, to increase crew efficiencies and to allow us to undertake larger scale projects. In order to meet these demands, we continue to invest in additional land and marine channels, and routinely deploy a variable number of channels with multiple crews in an effort to maximize asset utilization and meet customer needs. We believe that increased channel counts and more flexibility of deployment will result in increased crew efficiencies, which we believe should translate into higher revenues and margins.

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

Survey and Drilling.  In a typical seismic recording program, the first two stages of the program are survey and drilling. We utilize either vibrator energy sources or explosives depending on the nature of the program. Survey crews establish the source and receiver placements in accordance with the survey design agreed to by the customer, and lay out the line locations to be recorded and, if explosives are being used, identify the sites for shot-hole placement. The drilling crew creates the holes for the explosive charges that produce the necessary acoustical impulse. Our team has extensive experience in survey and line cutting services and uses the latest technologies to ensure accuracy. In markets where the survey phase is completed by third parties, we manage the subcontractors to ensure overall project timelines are being met. Our senior drilling staff has a combined work experience of over 50 years in some of the most challenging environments in the world. This experience has helped us develop and implement numerous innovations in drilling techniques. We use drilling equipment that is versatile and portable, allowing us to operate in a variety of terrains and under widely varying weather conditions. Having such versatile equipment allows for minimal down time during a project when a change in weather or environmental conditions makes it necessary to implement different drilling techniques.

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

For the three and nine months ended September 30, 2013, our capital expenditures totaled $1.2 million and $3.9 million, respectively.  These capital expenditures consisted primarily of camp and drilling equipment purchases in Peru and Colombia in line with our focus on South American operations and a combination of mechanical equipment, computer equipment and electronics associated with our wireless strategy in Southeast Asia and North and South America. Total capital investment for equipment in the three and nine months ended September 30, 2012 was $2.0 million and $28.1 million, respectively.

Focusing on current trends in the worldwide oil and gas markets, we will continue to employ and expand our wireless equipment on a worldwide basis while maintaining the ability to provide services to the still existing cable markets. Our capital purchases have and will allow us to take advantage of all aspects of the geophysical exploration services market, ranging from land, marine and transition zone data acquisition; 2D, 3D, 4D and multi-component data acquisition; use of different methods to acquire data such as using vibroseis (vibrating) and impulsive sources; as well as vertical seismic profiling and reservoir monitoring. Investments in expanding further into our South America and Southeast Asia markets will also focus upon survey, drilling and base camp operations.

2013 Third Quarter Highlights
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Highlights comparing the quarters ended September 30, 2013 to September 30, 2012:
•	Revenues from services were $47.4 million in 2013 compared to $75.5 million in 2012.
•	Gross (loss) margin decreased to (8.7%) in 2013 from 14.4% in 2012.
•	Operating (loss) was $(12.7) million in 2013 compared to operating income of $3.3 million in 2012.
•	Net loss of $(29.7) million, or $(2.22) (1) per basic and diluted share in 2013, compared to net income of $2.5 million, or $0.44 per basic and diluted share, in 2012.
•	Modified EBITDA was $(8.0) million in 2013 compared to $6.9 million for 2012.
•	Cash and cash equivalents totaled $16.8 million and working capital was $24.4 million compared to $13.9 million and $(0.6) million, respectively, for 2012.

(1)  Number of shares of common stock increased by 6,954,221 as a result of the Merger.

Revenues for third quarter 2013 decreased to $47.4 million from $75.5 million in 2012.  Much of this revenue variation was due to project delays relating to the environmental permitting process in Colombia and Bolivia and failure of a customer in Alaska to resume a project that was previously paused.  This same project during the third quarter 2012 had a large amount of third-party pass-through revenues of $31.1 million which were outside of our normal seasonality of projects and on which we only charge a small administrative fee.

Gross (loss) profit was $(4.1) million, or (8.7%) of revenues, compared to gross profit of $10.9 million, or 14.4% of revenues, in third quarter 2012.  The primary causes of the gross loss in the third quarter 2013 were the costs incurred on a shallow-water fixed-fee project in Malaysia when one of our lead vessels experienced more than a week’s downtime for repair as well as the fact that 52% of our revenues were in Canada, which had lower margins due to the off-seasonal timing of mid-year projects that produce a more competitive market than is typical of SAE’s winter operations in the region. The downtime in Malaysia resulted in the entire seismic acquisition crew being placed on stand-by for the duration of the repairs. These costs amounted to approximately $6.3 million. Gross (loss) profit for the quarters ended September 30, 2013 and 2012 included depreciation of $3.4 million and $3.3 million, respectively. Excluding depreciation, gross margins for the quarters ended September 30, 2013 and 2012 were (1.5%) and 18.7%, respectively.

Selling, general and administrative (“SG&A”) expenses were $7.7 million compared to $7.6 million in third quarter 2012.

Operating (loss) income was $(12.7) million compared to $3.3 million of income in third quarter 2012.

Interest expense in third quarter 2013 rose to $4.7 million from $0.6 million in third quarter 2012, due to a higher level of growth-related borrowing.

Net (loss) for third quarter 2013 was $(29.7) million, or $(2.22) per basic and diluted share, compared to net income of $2.5 million, or $0.44 per basic and diluted share, in third quarter 2012.  The decline in net income was due to a number of factors including:
•	High percentage of revenues at lower than typical margin;
•	Losses experienced on the crew in Malaysia due to the downtime from repair of the lead vessel;
•	Project delays experienced in Bolivia, Colombia and Alaska;
•	Higher interest expense in third quarter 2013; and
•	Recording a valuation allowance for deferred tax assets.

Weighted average diluted shares outstanding in third quarter 2013 rose to 13.4 million shares from 5.7 million shares in third quarter 2012, due primarily to the issuance of shares to Former SAE stockholders in the Merger in June 2013. The number of shares from third quarter 2012 reflects only our shares and not those of Former SAE.

Modified EBITDA was $(8.0) million compared to $6.9 million in third quarter 2012. The decrease was due mainly to the factors discussed above.

At September 30, 2013, cash and cash equivalents totaled $16.8 million, working capital was $24.4 million, long-term debt was $91.8 million, and stockholders’ equity totaled $6.8 million.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Highlights comparing the nine months ended September 30, 2013 to the same period ended September 30, 2012:
•	Revenues from services were $174.6 million in 2013, a decrease of $37.1 million, or 17.5% from 2012.
•	Gross profit was $26.1 million for 2013 versus $38.7 million, a decrease of $12.6 million or 32.6% from 2012.
•	Income from operations was $3.7 million for 2013 versus $18.5 million, a decrease of 79.8% from 2012.
•	Modified EBITDA was $15.0 million for 2013 versus $28.2 million for 2012, a decrease of 47.0% from 2012.

Revenues for the nine months ended September 30, 2013 totaled $174.6 million, a 17.5% decrease from $211.6 million in the comparable prior year period. The decline was due primarily to the reasons cited above for the third quarter decline in revenue as well as significant low margin subcontracted North American revenue in the second quarter of 2012.

Gross profit was $26.1 million or 15.0% of revenues for the nine months ended September 30, 2013, compared to gross profit of $38.7 million, or 18.3% of revenue, in the comparable prior year period due to a lower level of revenues as well as additional public company costs.

SG&A expenses for the nine months ended September 30, 2013 were $20.3 million, or 11.6% of revenues, compared to $19.6 million, or 9.2% of revenues in the comparable prior year period.

Operating income for the nine months ended September 30, 2013 was $3.7 million, down 79.8% from $18.5 million in the comparable prior year period.

Interest expense rose to $11.5 million for the nine months ended September 30, 2013 from $1.5 million in the comparable prior year period. This increase was as a result of the 2012 Credit Agreement and the Former SAE stockholders’ note discussed in Note 4.

Net loss for the nine months ended September 30, 2013 was $(24.1) million, or $(2.72)   per basic and diluted share, compared to net income of $15.3 million, or $2.69 per basic and diluted share, in the comparable prior year period. The per share amounts for the nine months ended September 30, 2013 were impacted by an increase in common shares of 6,954,221 as a result of the Merger.

Modified EBITDA for the nine months ended September 30, 2013 was $15.0 million, a 47.0% decrease from Modified EBITDA of $28.2 million in the comparable prior year period.

2013 Third Quarter Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
The following table describes changes between the quarters ended September 30, 2013 and September 30, 2012 for revenues for the regions in which we provided services:

	Revenues
	(In thousands)
	Three Months Ended September 30,
	2013	2012
North America	$32,545	$34,066
South America	9,463	40,050
Southeast Asia	5,421	1,351
Total	$47,429	$75,467

North America: The primary decrease in revenues was a reflection of the crew that was operating in Alaska for the third quarter of 2012 that did not resume working in 2013. This decrease was partially offset by increased third-party revenues in Canada.

South America: The decrease in revenues was due mainly to having no active projects in Bolivia for the third quarter of 2013 compared to third quarter of 2012. Bolivia is not an area of high activity and tends to be project specific activity versus continuous work. In addition, there were environmental permitting process related delays in a major project in Colombia that was expected to start in the first part of the third quarter 2013 but got started later in the quarter.

Southeast Asia: The increase in revenue for Southeast Asia was due primarily to the commencement of the shallow-water project in Malaysia which began in second quarter 2013. There were no projects in Malaysia in 2012.

Revenue from Services.   Our revenue from services decreased by $28.0 million, from $75.5 million in 2012 to $47.4 million in 2013, or 37.2%, primarily due to the reasons stated above.

Direct Operating Expenses.  Our direct operating expenses decreased by 20.2% or $13.0 million. This decrease largely followed the decrease in revenues and represented the decrease in operations in the United States, Bolivia, and Colombia of $24.3 million, $18.8 million, and $8.6 million, respectively, from 2012 to 2013. These decreases in revenues were partially offset by increases in Canada, mostly third-party revenues, and Malaysia of $22.8 million and $5.4 million, respectively, from 2012 to 2013.

Gross Profit.   Gross profit decreased by $15.0 million and gross margin percentage decreased to (8.7%) from 14.4%. The gross margin in third quarter 2013 included stand-by costs as a result of more than a week's downtime on one of our lead vessels for its shallow-water project in Malaysia.

Selling, General and Administrative Expenses.   SG&A expenses were consistent with the prior year with an increase of only $0.1 million.

Merger Costs.   We incurred $0.6 million related to the Merger in the three months ended September 30, 2013. There was no comparable charge in third quarter 2012.

Depreciation and Amortization.   Depreciation for the three months ended September 30, 2013 was consistent with the comparable prior year period. Approximately $3.4 million and $3.3 million of depreciation expense was included in direct operating costs for the three months ended September 30, 2013 and 2012, respectively.

Total Operating Costs.   Total operating costs also decreased by $12.1 million or 16.8% principally because of the decrease in direct operating expenses.

Total Other Income and (Expense).   Total other income and (expense) increased to other income of $0.2 million for the third quarter of 2013 versus other expense of $(0.3) million for the third quarter of 2012. This increase was due mainly to the sale of camp supplies in Southeast Asia of approximately $0.2 million. Interest expense, net, increased to $4.7 million for the third quarter of 2013 versus $0.6 million for the third quarter of 2012. This increase was as a result of the 2012 Credit Agreement and the Former SAE stockholders’ note.  In the third quarter of 2013, we experienced a foreign currency gain of $0.1 million compared to a gain of $0.5 million in the third quarter of 2012.

Income Taxes.   Our income tax provision increased $12.3 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily as a result of pre-tax losses in the U.S., the recording of a valuation allowance of approximately $11.0 million for the prior year deferred tax assets, the current period U.S. losses and foreign tax credits. The pre-tax losses in the U.S. increased primarily due to the increased operating loss and the increased interest incurred in the three months ended September 30, 2013, related to the 2012 Credit Agreement and the Former SAE stockholders’ note.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The following table describes changes between the nine months ended September 30, 2013 and September 30, 2012 for revenues for the regions in which we provided services:

	Revenues
	(In thousands)
	Nine Months Ended September 30,
	2013	2012
North America	$85,934	$110,140
South America	64,690	95,892
Southeast Asia	23,951	5,615
Total	$174,575	$211,647

North America: The decrease in revenues was a reflection of the crew that was operating in North America for the first nine months of 2012 that did not work in 2013.  Having this crew working in North America in the second quarter of 2012 was an anomaly and did not exemplify the normal seasonality of our business as seen in 2013.

South America: The decrease in revenues was due mainly to having no active projects in Bolivia for the first nine months of 2013 compared to 2012. Bolivia is not an area of high activity and tends to be project specific activity versus continuous work. The decrease in Bolivia was partially offset by increases in Colombia and Peru. For Colombia, the projects in the first nine months of 2013 were more complex logistically than those in the first nine months of 2012, and we had more third-party pass-through expenses on our projects in Colombia in 2013 than in 2012. In Peru, we also had more in third-party pass-through expenses on our projects in 2013 than in 2012.

Southeast Asia: The increase in Southeast Asia was due primarily to renewed operations in Papua New Guinea in the first quarter 2013, after a period of little activity in 2012 and no activity in the first nine months of 2012. In addition, we commenced one relatively complex project in Malaysia in the second quarter of 2013 but had no projects there in 2012.

Revenue from Services.   Our revenue from services decreased by $37.0 million, from $211.6 million to $174.6 million, or 17.5%. As explained above, much of this revenue variation was due to projects shifting out of the U.S., Bolivia and Colombia compared to the third quarter 2012 and into Peru and Malaysia in third quarter 2013.

Direct Operating Expenses.   Our direct operating expenses decreased by 14.1% or $24.4 million. This decrease largely followed the decrease in revenues.

Gross Profit.   Gross profit decreased by $12.6 million, and gross margin percentage decreased to 15.0% from 18.3%. The primary cause of the decrease in gross margin was the costs incurred on a shallow-water fixed-fee project in Malaysia in 2013 when one of our lead vessels experienced more than a week’s downtime for repair.

Selling, General and Administrative Expenses.   SG&A expenses increased by $0.7 million compared to the same period in 2012. Such expenses increased as a result of the need to hire personnel able to support our worldwide operations and the additional hiring related to becoming a public company. General and administrative cost as a percentage of revenues increased by 2.4% compared to the same period in 2012. This increase was due mainly to decreased revenues due to a crew that was operating in North America for the first nine months of 2012 that did not work in 2013.

Merger Costs.   We incurred $1.2 million related to the Merger in the nine months ended September 30, 2013. There was no comparable charge in the first nine months of 2012.

Depreciation and Amortization.   Depreciation increased by $2.0 million in the nine months ended September 30, 2013 compared to 2012 because of the capital addition program in 2012. The increase in fixed assets is principally attributable to the opening of operations in North America, specifically in Canada and Alaska.

Total Operating Costs.   Total operating costs also decreased by $22.3 million or 11.6% principally as a result of the decrease in direct operating expenses, offset by additional depreciation expense.

Total Other Income and (Expense).   Total other income and (expense) increased to $(1.3) million for the nine months ended September 30, 2013 versus $(0.03) million for the nine months ended September 30, 2012. This increase was due mainly to $1.0 million in third-party debt-related fees.  Interest expense, net, increased to $11.5 million for nine months ended September 30, 2013 versus $1.5 million for the nine months ended September 30, 2012. This increase was as a result of the 2012 Credit Agreement. In the nine months ended September 30, 2013, we experienced a foreign currency loss of $1.2 million, while in nine months ended September 30, 2012, we experienced a foreign currency gain of $0.5 million.

Income Taxes.   Our income tax provision increased $11.6 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily as a result of pre-tax losses in the U.S., the recording of a valuation allowance of approximately $11.0 million for the prior year deferred tax assets, the current period U.S. losses and foreign tax credits. The pre-tax losses in the U.S. increased primarily due to the increased operating loss and the increased interest incurred in the nine months ended September 30, 2013, related to the 2012 Credit Agreement and the Former SAE stockholders’ note.

Liquidity and Capital Resources
Cash Flows.  Net cash from operating activities for the nine months ended September 30, 2013 decreased by $(15.5) million over the same period of the prior year as a result of lower net income, increases in accounts receivable in 2013 compared to 2012, and a decrease in income taxes payable in 2013 compared to an increase in 2012.  Cash used in operations for the nine months ended September 30, 2013 was $(7.1) million, compared to cash provided of $8.4 million for the nine months ended September 30, 2012.  Net income for the period in 2012 was $15.3 million, while in 2013, net loss was $(24.1) million.  Changes in operating assets and liabilities were uses of cash of $(0.3) million for the nine months ended September 30, 2013 and cash uses of $(16.0) million for the nine months ended September 30, 2012.

Working Capital.  Working capital as of September 30, 2013 was $24.4 million compared to $27.7 million as of December 31, 2012. The decrease in working capital was principally the result of an increase in accounts payable of $19.1 million partially offset by an increase in accounts receivable of $18.7 million.

Capital Expenditures.  Capital expenditures for the nine months ended September 30, 2013 were $3.9 million compared to $28.1 million for the same period in 2012. The capital expenditures for 2013 are primarily planned in the fourth quarters of 2013 versus the year earlier in which the capital expenditure program was more skewed to the early part of the year due to the expansion into Alaska and Canada. In accordance with the 2012 Credit Agreement, capital expenditures for 2013 will be limited to $18.0 million.

Financing.  In connection with the Merger, we executed a Joinder to the 2012 Credit Agreement, pursuant to which we joined, in the same capacity as Former SAE, the 2012 Credit Agreement dated as of November 28, 2012, among Former SAE, as parent, its subsidiaries, SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC, as borrowers, the lenders party thereto, and CP Admin Co LLC, as Administrative Agent, as amended by an Amendment No. 1 to the 2012 Credit Agreement dated as of December 5, 2012 (“Amendment No. 1”), and by an Amendment No. 2 and Consent to the 2012 Credit Agreement dated as of June 24, 2013 (“Amendment No. 2”, together with the 2012 Credit Agreement, the Joinder and Amendment No. 1, the “2012 Credit Agreement”) and Amendment No.3 to the 2012 Credit Agreement dated October 31, 2013 (“Amendment No.3”).

Amendment No. 2 amended the 2012 Credit Agreement to:
•	replace the Administrative Agent;
•
change the definition of “Change of Control” thereunder to lower the economic ownership and voting control percentages that were required to be achieved in connection with the Merger, and that must be maintained upon any disposition, by certain of the Former SAE insiders, including Jeff Hastings, Brian Beatty and Brent Whiteley;

•
change the required Total Leverage Ratio, which is consolidated indebtedness (all outstanding debt, capital lease obligations, unused letters of credit and contingent obligations) divided by consolidated EBITDA, for the fiscal quarter ended June 30, 2013, from 2:50:1:00 to 2:65:1:00;

•	provide for the relaxation of certain other financial covenants if we borrow the $20 million of additional loans pursuant to the commitment described below; and
•	make certain other clarifying changes to certain provisions of the 2012 Credit Agreement.

At the time Former SAE entered into Amendment No. 2, Former SAE and the Borrowers under the 2012 Credit Agreement  received a commitment to fund, at Former SAE’s election and subject to the satisfaction of customary closing conditions, the full $20 million of the additional loans available to the borrowers under the 2012 Credit Agreement.
The commitment expired on October 5, 2013.

Amendment No. 3 dated as of October 31, 2013 amended the 2012 Credit Agreement to:
•	lower the total capital expenditure limits for 2013 and 2014 from $47.5 million and $30.0 million, respectively, to $18.0 million;
•	relax certain other financial covenants;
•	restrict, until the date the our financial statements for the third quarter of 2014 are delivered to the Administrative Agent, the sale of our securities by certain Former SAE insiders;
•	limit the payment of interest under our $17.5 million subordinated notes issued in connection with the Merger issued to the stockholders of Former SAE;
•	restrict the dividends that may be paid by our direct and indirect subsidiaries to their respective stockholders;
•	contain certain limited waivers by the Lenders of any defaults that may have occurred relating the following:
•	any failure to comply with the financial covenants for the quarter ended September 30, 2013, prior to the amendment of such covenants as described in Amendment No. 3;
•
the existence of the convertible notes issued by us to Eric S. Rosenfeld and David D. Sgro, which became additional Indebtedness subject to the limitations of the Credit Agreement when we were joined to the Credit Agreement;

•	any failure to obtain the Administrative Agent’s approval of certain agreements concerning our securities; and
•	the restatement of certain of our prior financial statements.

In addition, Amendment No.3 eliminates the conditional amendments included in the Amendment No. 2 and Consent to Credit Agreement dated as of June 24, 2013, which were conditioned upon our borrowing an additional $20 million under the Credit Agreement.

Under the terms of the Amendment No. 3, we are in compliance with all covenants as of September 30, 2013.  As of September 30, 2013, we had $80.8 million outstanding under the 2012 Credit Agreement.

The Merger generated net cash proceeds of $35.3 million. Net of the $15.0 million in dividends paid to Former SAE stockholders as part of the Merger and other Merger related costs, this resulted in net cash provided of $12.4 million for financing activities in the first nine months of 2013. The same period in the prior year provided $28.1 million of cash, principally as the result of net refinancing and borrowings.

The 2012 Credit Agreement provides for certain prepayment penalties if we prepay any portion of the outstanding principal balance prior to its due date that decline over the term of the agreement.

For additional information regarding the 2012 Credit Agreement, see our Registration Statement on Form S-4 filed with the SEC on November 1, 2013, which information is attached hereto as Exhibit 99.2.

Use of EBITDA (Non-GAAP measure) as a Performance Measure

We use a modified form of EBITDA to measure period over period performance. Modified EBITDA is defined as net income plus interest expense, less interest income, plus income taxes, plus depreciation and amortization, plus non-recurring major revenues and expenses outside of operations. Our management uses modified EBITDA as a supplemental financial measure to assess:
•	the financial performance of our assets without regard to financing methods, capital structures, taxes, historical cost basis or non-recurring expenses;
•	our liquidity and operating performance over time in relation to other companies that own similar assets and calculate EBITDA in a similar manner; and
•	the ability of our assets to generate cash sufficient to pay potential interest cost.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013		2012	2013		2012
Net (loss) income	$(29,696)		$2,482	$(24,079)		$15,308
Depreciation and amortization	5,087		3,432	13,636		9,188
Interest expense, net	3,292	(1)	632	9,012	(1)	1,471
Provision for income taxes	12,615		310	13,863		2,227
Non-recurring expense	679	(2)	—	2,520	(2)	—
Modified EBITDA	$(8,023)		$6,856	$14,952		$28,194

(1) Excludes $1,385,000 and $2,477,000 of amortization of loan issuance costs which are included in depreciation and amortization in the three and nine months periods ended September 30, 2013.

(2) Principally third-party financing costs, costs associated with the Merger, and one-time severance costs related to the reduction of staff in Colombia.

A reconciliation of modified EBITDA to net cash (used in) provided by operating activities and the three components of cash flows are provided in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Modified EBITDA	$(8,023)	$6,856	$14,952	$28,194
Adjustments to modified EBITDA which were not adjustments to net cash (used in) provided by operating activities:
Interest expense (income), net	(3,292)	(632)	(9,012)	(1,471)
Income tax (expense)	(12,615)	(310)	(13,863)	(2,227)
Non-recurring expense	(679)	—	(2,520)	—
Adjustments to net cash (used in) provided by operating activities which were not adjustments to modified EBITDA:
Deferred income taxes	1,746	(12)	1,812	(338)
Changes in operating assets and liabilities	13,469	(18,223)	(257)	(15,974)
Payment in kind interest	525	—	1,520	—
Share-based compensation	—	—	114	—
Loss (gain) on sale of property and equipment	18	(116)	121	189
Net cash (used in) provided by operating activities	$(8,851)	$(12,437)	$(7,133)	$8,373
Net cash (used in) investing activities	$(1,218)	$(1,692)	$(3,906)	$(28,374)
Net cash provided by financing activities	$(1,673)	$18,200	$12,376	$28,067

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

Off-Balance Sheet Arrangements.  Our policies regarding off-balance sheet arrangements as of and for the nine months ended September 30, 2013 are consistent with those in place during as of and for the year ended December 31, 2012. We did not have any off-balance sheet arrangements as of September 30, 2013 or December 31, 2012.

Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 2.

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

Factors that could cause actual results to vary materially from our expectations include the following:

•	fluctuations in the levels of exploration and development activity in the oil and gas industry;
•	substantial international business exposing us to currency fluctuations and global factors, including economic, political and military uncertainties;
•	intense industry competition;
•	need to manage rapid growth;
•	delays, reductions or cancellations of service contracts;
•	operational disruptions due to seasonality and other external factors;
•	crew productivity;
•	whether we enter into turnkey or term contracts;
•	limited number of customers;
•	credit risk related to our customers;
•	high fixed costs of operations;
•	the availability of capital resources;
•	ability to retain key executives; and
•	need to comply with diverse and complex laws and regulations.

You should refer to our other periodic and current reports filed with the SEC and the risk factors from our Registration Statement on Form S-4 filed with the SEC on November 1, 2013, which are attached hereto as Exhibit 99.1, for specific risks which would cause actual results to be significantly different from those expressed or implied by any of our forward-looking statements.  It is not possible to identify all of the risks, uncertainties and other factors that may affect future results.  In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements.

ITEM 4.                CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.

At the end of the third quarter, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the period ended September 30, 2013 because of the past identified misstatements relating to the overstatement of certain accruals for expenses as a result of errors in the accounting for liabilities relating Former SAE’s Papua New Guinea operations for the quarter ended March 31, 2013 and the complications involved in accounting for the Merger and our resulting inability to timely file the our Quarterly Report on Form 10-Q for the second quarter of 2013.

Notwithstanding the material weaknesses and errors discussed below, our management, based upon the substantive work performed during the financial reporting process, has concluded that our condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP.

(b)           Evaluation of internal controls and procedures.

Prior to the Merger, Former SAE was not a public reporting company and had limited accounting personnel and systems to adequately execute accounting process and limited other supervisory resources with which to address internal control over financial reporting, especially in its early years. As such, during an audit of Former SAE’s 2010 financials for purposes of preparing its financial statements for becoming a public company, Former SAE identified past accounting errors, which resulted in the restatement of its previously issued financial statements for 2011 and 2010, as result of material internal control weaknesses. Former SAE and its independent registered public accounting firm identified a material weakness in internal control over financial reporting related to these items which required adjustment, specifically: (i) the accounting for revenue recognition, (ii) elimination of inter-company activity and accounting for transactions denominated in foreign currencies, and (iii) accounting for the presentation of income taxes. Similar material weaknesses were identified in Former SAE’s 2011 and 2012 audits. During the preparation of our financial statements as of and for the three and six months ended June 30, 2013, we identified misstatements relating to the overstatement of certain accruals for expenses as a result of errors in the accounting for liabilities relating Former SAE’s Papua New Guinea operations for the quarter ended March 31, 2013. During 2012 and 2013, Former SAE and we have taken and will continue to take substantial steps in improving and fortifying our internal controls and filling out Former SAE and our accounting and financial staffing, including hiring a manager of internal audit. In addition, we have engaged a consultant to assist us in the evaluation and implementation of our internal control policies and procedures. These measures have all been taken to correct the material weaknesses identified by us or our independent public accounting firm; however, we cannot assure that there will not be other material weaknesses and significant deficiencies that we or our independent registered public accounting firm will identify. If additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately. We will continue to work to improve our internal processes and financial controls in an effort to assure that all public filings will contain timely and accurate financial information.

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

PART II. OTHER INFORMATION

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported, on each of April 25, 2012, September 26, 2012 and November 21, 2012, Eric S. Rosenfeld, a member of our board of directors and our former chairman and chief executive officer, loaned us $100,000, and on each of March 7, 2013 and June 4, 2013, Crescendo Advisors II, LLC, an affiliate of Mr. Rosenfeld, loaned us an additional $100,000, for an aggregate of $500,000 in loans. Each loan was evidenced by a convertible promissory note (each, a “Note,” and collectively, the “Notes”) that was payable upon consummation of the Merger. The principal balance of each Note could be converted, at the holder’s option, to warrants at a price of $0.50 per warrant. Notwithstanding the foregoing, the Notes could not be converted unless stockholder approval of the conversion had become effective, if required by the rules of Nasdaq. Immediately prior to the closing of the Merger, Crescendo Advisors II, LLC assigned both of its Notes to David Sgro, a member of our board of directors and our former chief financial officer and secretary, and the Notes were amended and restated solely to (i) extend the maturity date of the Notes to the 60th day after the Merger, and (ii) allow the Notes to be converted at any time after the Merger until the repayment in full of the Notes. On August 13, 2013 and October 9, 2013, we further amended and restated the Notes solely to extend the maturity date to October 22, 2013 and December 31, 2013, respectively.  Conversion of the Notes remained subject to the effectiveness of stockholder approval. On June 24, 2013, August 19, 2013 and October 9, 2013, we obtained written consent to the conversion of the Notes (as amended and restated on each such date) from the holders of a majority of our outstanding shares of common stock, which consent became effective on November 1, 2013.

ITEM 6.                EXHIBITS

Exhibits

See the Exhibit Index attached hereto and incorporated herein by reference for a list of the exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAExploration Holdings, Inc.
(Registrant)

	By:	/s/ Brent Whiteley
Brent Whiteley
Chief Financial Officer, General Counsel and Secretary (Duly Authorized Officer and Principal Financial Officer)

Date: November 14, 2013

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date

2.1
Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the SAExploration Holdings, Inc. formerly named Trio Merger Corp. (“the Registrant”), Trio Merger Sub, Inc., the entity formerly named SAExploration Holdings, Inc. (“Former SAE”) and CLCH, LLC.
		By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Registrant, Trio Merger Sub, Inc., Former SAE and CLCH, LLC.	By Reference	8-K	May 28, 2013

3.1	Amended and Restated Certificate of Incorporation.	By Reference	8-K	June 28, 2013

3.2	Amended and Restated Bylaws.	By Reference	8-K	June 28, 2013

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Specimen Warrant Certificate.	By Reference	8-K	June 28, 2013

4.3	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.4	Amendment to Warrant Agreement dated June 24, 2013, by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	June 28, 2013

4.5	Form of Amended and Restated Convertible Promissory Notes issued to Eric S. Rosenfeld and David D. Sgro.	By Reference	8-K	October 17, 2013

10.1	Amendment No. 3 and to Credit Agreement dated as of October 31, 2013, by and among Former SAE, the Borrowers, the lenders party thereto, and MC Admin Co LLC, as Administrative Agent.	By Reference	8-K	November 1, 2013

10.2	Waiver Agreement dated as of October 31, 2013, among the Registrant, CLCH, LLC, Seismic Management Holdings Inc. and Brent Whiteley.	By Reference	S-4	November 1, 2013

10.3	SAE Exploration Holdings, Inc. 2013 Non-Employee Director Share Incentive Plan.	By Reference (*)	8-K	August 19, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

99.1	Risk Factors included in the Registrant’s Registration Statement on Form S-4 filed with the SEC on November 1, 2013.	Herewith

99.2	Description of the 2012 Credit Agreement included in the Registrant’s Registration Statement on Form S-4 filed with the SEC on November 1, 2013.	Herewith

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text
Herewith

(*)           Denotes compensation arrangements.

