Form 10-Q/A
period 2013-06-30
SAExploration Holdings, Inc.
filed 2014-04-01
CIK 1514732

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

SAEXPLORATION HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation)

001-35471

(Commission file number)

27-4867100

(I.R.S. Employer Identification No.)

1160 Dairy Ashford, Suite 160, Houston, Texas, 77079
(Address of principal executive offices) (Zip Code)

(281) 258-4400

(Registrant's telephone number, including area code)

3333 8th Street SE, 3rd Floor, Calgary Alberta, T2G 3A4

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

(Exhibit Index Located on Page 33)

EXPLANATORY NOTE

This Form 10-Q/A is being filed as an amendment (“Amendment No. 1”) to the Quarterly Report on Form 10-Q filed by SAExploration Holdings, Inc., formerly known as Trio Merger Corp., with the Securities and Exchange Commission on August 28, 2013 (the “Original Filing”), to amend (i) Item 1 of Part I, “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 4 of Part I, “Controls and Procedures” in connection with the restatement of our interim financial statements as of and for the three and six months ended June 30, 2013, which were included in the Original Filing. The restatement is necessary to correct certain errors in accounting relating to the recognition of share-based compensation expense of our accounting predecessor and the improper capitalization of certain work-in-progress expenses attributable to our operations in Colombia and to adjust our income tax (benefit) provision for such corrections.

This Amendment No. 1 also includes currently dated certifications of our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 and restated versions of our financial statements formatted in Extensible Business Reporting Language (XBRL) as Exhibit 101, and we have updated the Exhibit Index accordingly.

Except as described above, no other sections of the Original Filing were affected; however, for the convenience of the reader, this Amendment No. 1 restates in its entirety, as amended, the Original Filing. This Amendment No. 1 is presented as of August 28, 2013, the filing date of the Original Filing, and has not been updated to reflect other events, other than those identified above related to the restatement, occurring after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Without limiting the foregoing, this filing does not purport to update Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Original Filing for any information, uncertainties, transactions, risks, events or trends known to management occurring subsequent to the date of the Original Filing. More current information is contained in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2013.

SAEXPLORATION HOLDINGS, INC.

INDEX TO FORM 10-Q/A

June 30, 2013

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAExploration Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2013 and December 31, 2012
(In thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$28,521	$15,721
Restricted cash	298	3,701
Accounts receivable	37,978	27,585
Deferred costs on contracts	1,604	5,911
Prepaid expenses	7,459	8,553
Deferred tax asset, net	820	902
Total current assets	76,680	62,373
Property and equipment, net	63,970	70,456
Intangible assets, net	1,341	1,478
Goodwill	2,186	2,306
Deferred loan issuance costs, net	9,395	9,066
Deferred tax asset, net	1,585	1,622
Other assets	684	674
Total assets	$155,841	$147,975
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,436	$12,309
Accrued liabilities	4,674	5,435
Income and other taxes payable	417	5,896
Accrued payroll liabilities	2,874	3,247
Notes payable – current portion	1,300	800
Notes payable to related parties	—	53
Deferred revenue – current portion	7,980	6,145
Capital lease – current portion	736	818
Total current liabilities	26,417	34,703
Long-term portion of notes payable, net	79,166	78,493
Long-term portion of notes payable to related parties	11,775	—
Long-term portion of capital leases	801	1,054
Deferred revenue – non-current portion	1,058	3,175
Deferred tax liabilities, net	188	241
Warrant liabilities	—	1,244
Total liabilities	119,405	118,910
Commitments and contingencies (See Note 4)
Convertible preferred stock of Former SAE, $0.0001 par value, 5,000,000 shares authorized; Series A preferred stock, $1.00 stated value, 5,000,000 shares retired as a result of the Merger	—	5,000
Former Trio preferred Stock, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	—	—
Stockholders’ equity:
Common Stock, $0.0001 par value, 55,000,000 authorized, and 13,402,664 and 6,321,848 issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	2	1
Additional paid-in capital	27,287	1,907
Retained earnings	11,081	21,801
Accumulated other comprehensive (loss) income	(1,934)	356
Total stockholders’ equity	36,436	24,065
Total liabilities and stockholders’ equity	$155,841	$147,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(as restated)		(as restated)
Revenue from services	$42,380	$74,393	$127,146	$136,180
Direct operating expenses, including depreciation expense of $3,426 and $2,824 for the three months ended June 30, 2013 and 2012, respectively, and $6,936 and $5,468 in the six months ended June 30, 2013 and 2012, respectively	32,696	61,416	97,464	108,327
Gross profit	9,684	12,977	29,682	27,853
Selling, general and administrative expenses	6,127	6,577	13,593	12,020
Merger costs	583	—	583	—
Depreciation and amortization	257	149	522	288
Loss on sale of assets	42	382	103	305
Income from operations	2,675	5,869	14,881	15,240
Other income (expense):
Other, net	(1,308)	198	(1,445)	291
Interest expense, net	(3,427)	(471)	(6,812)	(839)
Foreign exchange (loss) gain, net	(842)	(40)	(1,299)	51
Total other expense, net	(5,577)	(313)	(9,556)	(497)
(Loss) income before income taxes	(2,902)	5,556	5,325	14,743
(Benefit) provision for income taxes	(1,583)	483	782	1,917
Net (loss) income	$(1,319)	$5,073	$4,543	$12,826
Basic and diluted (loss) income per common share
Weighted average shares outstanding -basic	6,782,515	5,685,288	6,553,454	5,685,288
(Loss) income per share - basic	$(0.19)	$0.89	$0.69	$2.26
Weighted average shares outstanding -diluted	6,782,515	5,685,288	6,684,118	5,685,288
(Loss) income per share - diluted	$(0.19)	$0.89	$0.68	$2.26

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(as restated)		(as restated)
Net (loss) income	$(1,319)	$5,073	$4,543	$12,826
Other items of comprehensive (loss) income, foreign currency translation net of tax	(1,587)	1,989	(2,290)	875
Total other comprehensive (loss) income	$(2,906)	$7,062	$2,253	$13,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013 and 2012

(In thousands)

	2013	2012
	(as restated)
Operating activities:
Net income	$4,543		$12,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	7,458		5,756
Amortization of loan costs and debt discounts	1,092		—
Payment in kind interest	995		—
Deferred income taxes	66		(326)
Loss on sale of property and equipment	103		305
Share-based compensation	1,100		—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(10,393)		(6,846)
Deferred costs on contracts	4,307		(3,862)
Accounts payable	(3,918)		10,650
Income and other taxes payable	(5,479)		3,014
Other	1,845		(707)
Net cash provided by operating activities	1,719		20,810
Investing activities:
Purchase of property and equipment	(2,688)		(26,066)
Business acquisition, net of cash acquired	—		(760)
Proceeds from sale of property and equipment	—		144
Net cash (used in) investing activities	(2,688)		(26,682)
Financing activities:
Principal borrowings on notes payable	—		28,765
Net proceeds from Merger	35,277		—
Repayments of notes payable	(453)		(18,389)
Payment of debt issuance costs	(1,500)		—
Merger costs	(5,027)		—
Repayments of capital lease obligations	(433)		(439)
Dividend payments on common shares	(8,731)		—
Dividend payments on preferred shares	(5,084)		(70)
Net cash provided by financing activities	14,049		9,867
Effects of exchange rate changes on cash	(280)		780
Net change in cash and cash equivalents	12,800		4,775
Cash at the beginning of period	15,721		4,978
Cash at the end of period	$28,521		$9,753
Supplemental disclosures of cash flow information:
Interest paid	$4,984		$424
Income taxes paid	$3,299		$154
Non-cash investing and financing activities:
Dividends accrued but unpaid on common shares	$1,269		$—
Dividends accrued but unpaid on preferred shares	$1,072		$192
Capital assets acquired under capital lease	$98		$215
Cash flow impact of Merger	$ See Note 3	$	N/A

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Number of Common Shares Issued and Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
			(as restated)		(as restated)	(as restated)
Balance at December 31, 2011	5,685,288	$1	$1,886	$(610)	$12,341	$13,618
Dividends	—	—	—	—	(262)	(262)
Foreign currency translation	—	—	—	875	—	875
Net income	—	—	—	—	12,826	12,826
Balance at June 30, 2012	5,685,288	$1	$1,886	$265	$24,905	$27,057
Balance at December 31, 2012	6,321,848	$1	$1,907	$356	$21,801	$24,065
Dividends on Former SAE Common Shares	—	—	—	—	(10,000)	(10,000)
Dividends on Former SAE Preferred Shares	—	—	—	—	(5,263)	(5,263)
Forfeitures of Former SAE restricted stock	(8,549)	—	—	—	—	—
Former SAE Warrants converted to stock as a result of the Merger	135,144	—	1,293	—	—	1,293
Merger transaction	6,954,221	1	28,014	—	—	28,015
Merger costs	—	—	(5,027)	—	—	(5,027)
Share-based compensation	—	—	1,100	—	—	1,100
Foreign currency translation	—	—	—	(2,290)	—	(2,290)
Net income	—	—	—	—	4,543	4,543
Balance at June 30, 2013	13,402,664	$2	$27,287	$(1,934)	$11,081	$36,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 1 — RESTATEMENT

Certain balances in the financial statements as of and for the three and six months ended June 30, 2013 have been restated to correct misstatements in previously reported amounts by SAExploration Holdings, Inc. and its subsidiaries (collectively, “the Corporation”) in the accounting for the Former SAE’s share-based compensation expense and the improper capitalization of certain work-in-progress expenses attributable to the Corporation’s operations in Colombia. To correct the misstatements, an additional $986 was recorded in “Selling, general and administrative expenses” and “Additional paid-in capital” related to share-based compensation. $554 was reclassified from “Deferred costs on contracts” to “Direct operating expenses”. As a result of the recording these corrections there was an increase in the income tax benefit for the three months ended and then a decrease in the provision for the six months ended June 30, 2013.

The effects of the restatement on the Corporation’s financial statements as of and for the three and six months ended June 30, 2013 are summarized in the table. below.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	As of June 30, 2013
	As Previously		As
	Reported	Adjustment	Restated
Deferred costs on contracts	$2,158	$(554)	$1,604
Total current assets	$77,234	$(554)	$76,680
Total assets	$156,395	$(554)	$155,841
Income and other taxes payable	$883	$(466)	$417
Total current liabilities	$26,883	$(466)	$26,417
Total liabilities	$119,871	$(466)	$119,405
Additional paid-in capital	$26,301	$986	$27,287
Retained earnings	$12,155	$(1,074)	$11,081
Total stockholders’ equity	$36,524	$(88)	$36,436
Total liabilities and stockholders’ equity	$156,395	$(554)	$155,841

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands)

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	As Previously		As	As Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Direct operating expenses	$32,142	$554	$32,696	$96,910	$554	$97,464
Gross profit	$10,238	$(554)	$9,684	$30,236	$(554)	$29,682
Selling, general and administrative expenses	$5,141	$986	$6,127	$12,607	$986	$13,593
Income from operations	$4,215	$(1,540)	$2,675	$16,421	$(1,540)	$14,881
(Loss) income before income taxes	$(1,362)	$(1,540)	$(2,902)	$6,865	$(1,540)	$5,325
(Benefit) provision for income taxes	$(1,117)	$(466)	$(1,583)	$1,248	$(466)	$782
Net (loss) income	$(245)	$(1,074)	$(1,319)	$5,617	$(1,074)	$4,543

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	As Previously		As	As Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Net (loss) income	$(245)	$(1,074)	$(1,319)	$5,617	$(1,074)	$4,543
Total other comprehensive (loss) income	$(1,832)	$(1,074)	$(2,906)	$3,327	$(1,074)	$2,253

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30, 2013
	As Previously		As
	Reported	Adjustment	Restated
Net (loss) income	$5,617	$(1,074)	$4,543
Changes in operating assets and liabilities, net of effects of acquisition:
Share-based compensation	$114	$986	$1,100
Deferred costs on contracts	$3,753	$554	$4,307
Income and other taxes payable	$(5,013)	$(466)	$(5,479)

NOTE 2 — GENERAL INFORMATION

The Corporation is a geophysical seismic services company offering a full range of seismic data acquisition services including program design, planning and permitting, camp services, survey, drilling, recording, reclamation and in-field processing. The Corporation’s services include the acquisition of 2D, 3D and time-lapse 4D seismic data on land, in transition zones between land and water and in shallow water, as well as seismic data field processing. The Corporation’s customers include national oil companies, major international oil companies and independent oil and gas exploration and production companies in North America, South America and Southeast Asia. Seismic data is used by the Corporation’s customers to identify and analyze drilling prospects and maximize successful drilling.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — COMPLETED MERGER

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

On June 21, 2013, the Corporation held its special meeting in lieu of an annual meeting of stockholders (the “Special Meeting”), at which the stockholders considered and adopted, among other matters, the Merger Agreement. On June 24, 2013, the parties consummated the Merger (the “Closing”). Pursuant to the Merger Agreement, the Former SAE common stockholders, on a fully-diluted basis, as consideration for all shares of Former SAE common stock they held or had the right to acquire prior to the Merger, received: (i) an aggregate of 6,448,443 shares (which includes 30 shares issued in lieu of fractional shares) of the Corporation’s common stock at the Closing; (ii) an aggregate of $7.5 million in cash at the Closing; (iii) an aggregate of $17.5 million represented by a promissory note issued by the Corporation at the Closing, discussed in Note 6; and (iv) the right to receive up to 992,108 additional shares (which includes 44 shares that may be issued in lieu of fractional shares) of the Corporation’s common stock after the Closing based on the achievement of specified earnings targets by the Corporation for the 2013 and/or the 2014 fiscal years. Additionally, the Corporation paid to CLCH, the holder of all of the outstanding shares of Former SAE preferred stock and a company controlled by Jeff Hastings, the Corporation’s Executive Chairman, an aggregate of $5.0 million in cash for all of such shares. Former SAE’s warrants outstanding for 2% of its common stock now entitle the holders of the Former SAE warrants to receive 135,144 shares of the Corporation’s common stock as of the closing of the Merger and those shares of the Corporation’s stock were included in the exchange into 6,448,443 shares described above.

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

At the Closing, the Corporation also entered into an amendment to the warrant agreement (“Warrant Amendment”) with Continental Stock Transfer & Trust Company, as warrant agent, for the 14 million outstanding warrants as of the date of the Merger, and for the 1 million warrants that may be issued upon conversion of the Corporation’s convertible notes, which amended the Corporation’s warrants to (i) increase the exercise price of the warrants from $7.50 to $12.00 per share of the Corporation’s common stock and (ii) increase the redemption price of the warrants from $12.50 to $15.00 per share of the Corporation’s common stock. On December 10, 2012, the Corporation obtained written consents from the holders of a majority of the then outstanding warrants approving the Warrant Amendment. The warrants expire June 24, 2016. The Warrant Amendment became effective upon the closing of the Merger. Since the amendments were a at the Merger modification by Former Trio, the effects of the change in fair value were reflected in the equity of Former Trio and were not reflected in the net assets of Former Trio recorded by the Corporation.

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

NOTE 4 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Since the contingent consideration is considered to be equity it did not impact the net assets recorded by the Corporation (see Note 3).

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

NOTE 5 — PROPERTY AND EQUIPMENT

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

NOTE 6 — NOTES PAYABLE

On November 28, 2012, Former SAE entered into a four year term Credit Agreement for $80 million (as amended, the “2012 Credit Agreement”). The Corporation joined the 2012 Credit Agreement, in the same capacity as Former SAE, in connection with the consummation of the Merger, and Merger Sub, as the surviving entity in the Merger, succeeded to the obligations of Former SAE. The 2012 Credit Agreement has requirements for principal payments of $200 per quarter until the note is due. The interest rate on borrowings under the 2012 Credit Agreement is 13.5%. The Corporation may elect to pay up to 2.5% of the interest as a payment in kind (“PIK”); the PIK amount of interest is added to the balance of the note. For the three and six months ended June 30, 2013 the Corporation elected to use the PIK and $507 and $995, respectively, was expensed to interest and added to the balance of the note. At the time Former SAE entered into Amendment No. 2 on June 24, 2013, Former SAE and the Borrowers under the 2012 Credit Agreement received a commitment to fund, at Former SAE’s election and subject to the satisfaction of customary closing conditions, the full $20 million of the additional loans available to the borrowers under the 2012 Credit Agreement. During the second quarter, the Corporation incurred $1.5 million of financing costs that were deferred and capitalized as deferred financing costs and are being amortized into interest expense under the effective interest method. The Corporation also incurred $1.0 million in third-party fees relating to financing that were expensed in the second quarter of 2013.

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

NOTE 7 — INCOME TAXES - RESTATED

Income before income taxes attributable to U.S. (including its foreign branches) and foreign operations, tax provision, and effective tax rate for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(as restated)		(as restated)
Pre-tax (loss) income - U.S.	$(3,012)	$7,942	$(3,428)	$8,829
Pre-tax (loss) income - Foreign	110	(2,386)	8,753	5,914
Total	$(2,902)	$5,556	$5,325	$14,743
Tax (benefit) provision	$(1,583)	$483	$782	$1,917
Effective tax rate	55%	9%	15%	13%

The Corporation’s income tax provision decreased $2.1 million and $1.1 million for the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012, respectively, primarily as a result of pre-tax losses in the U.S. and the recognition of increased foreign tax credits as deferred tax assets. The pre-tax losses in the U.S. increased primarily due to increased interest incurred in the three and six months ended June 30, 2013, related to the 2012 Credit Agreement.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 8 — FORMER SAE CONVERTIBLE PREFERRED STOCK

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

NOTE 9 — STOCKHOLDERS’ EQUITY - RESTATED

Share-based compensation was expensed and additional paid-in capital increased by $1,100 in 2013 as a result of the restricted stock grants made by Former SAE in 2012, which restricted stock vested in full in 2013 immediately prior to the Merger. Other than the issuance of 6,448,443 shares by the Corporation in the Merger, discussed in Note 3, including the issuance of 628,016 shares to the holders of the Former SAE restricted stock that vested as described, there were no other significant equity transactions.

NOTE 10 — RELATED PARTY TRANSACTIONS

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

Also see Note 6 for discussion of the Corporation’s note with Former SAE stockholders and notes with related parties.

NOTE 11 — EMPLOYEE BENEFITS

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

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 12 — GEOGRAPHIC AND RELATED INFORMATION

The following table sets forth revenues and identifiable assets by region based on the location of the service provided:

	Revenues				Identifiable Assets
	(In Thousands) (Unaudited)				(In Thousands) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30,	As of December 31,
	2013	2012	2013	2012	2013	2012
North America	$12,078	$37,943	$53,389	$76,074	$59,397	$68,485
South America	23,668	33,220	55,227	55,842	6,502	6,316
Southeast Asia	6,634	3,230	18,530	4,264	1,818	1,963
Total	$42,380	$74,393	$127,146	$136,180	$67,717	$76,764

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

NOTE 13 — FINANCIAL INSTRUMENTS

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

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 14 — SUBSEQUENT EVENTS

Effective November 1, 2013, the Corporation amended the convertible promissory notes payable to Eric S. Rosenfeld and David D. Sgro, who are directors and founding stockholders of the Corporation, with aggregate principal amounts of $300,000 and $200,000, respectively (the “Convertible Notes”), to extend the maturity date to December 31, 2013. The principal balance of the Convertible Notes was convertible, at the holder’s option, to warrants at a price of $0.50 per warrant, for up to an aggregate of 1,000,000 warrants (the “Convertible Debt Warrants”). Each Convertible Debt Warrant was exercisable for one share of the Corporation’s common stock at a cash exercise price of $12.00, or on a “cashless basis” at the holder’s option, and expired on June 24, 2016. On January 8, 2014, Messrs. Rosenfeld and Sgro elected to convert the Convertible Notes into Convertible Debt Warrants to purchase an aggregate of 600,000 and 400,000 shares, respectively, of the Corporation’s common stock. . The conversion of the Convertible Notes constitutes an equity compensation arrangement for Messrs. Rosenfeld and Sgro. Messrs. Rosenfeld and Sgro each exchanged the Convertible Debt Warrants for common stock, at a ratio of ten warrants for one share, in the Warrant Exchange described below.

On October 31, 2013, the Corporation entered into an Amendment No. 3 to Credit Agreement to lower the total capital expenditure limits for 2013 and 2014 from $47.5 million and $30.0 million, respectively, to $18.0 million, relax certain other financial covenants, and obtain certain limited waivers. These limited waivers related to the failure to comply with the financial covenants for the quarter ended September 30, 2013, the existence of the Convertible Notes issued to Eric S. Rosenfeld and David D. Sgro, any failure to obtain the Administrative Agent’s approval of certain agreements concerning the Corporation’s securities, and the restatement of certain of the Corporation’s prior financial statements.

In addition, the Amendment No. 3 provided for certain restrictions until the date the Corporation’s financial statements for the third quarter of 2014 are delivered to the Administrative Agent, including disallowance of the sale of the Corporation’s securities by certain Former SAE stockholders, limiting the payment of interest under the Corporation’s $17.5 million subordinated notes issued in connection with the Merger issued to the stockholders of Former SAE, and restricting the dividends that may be paid by the Corporation’s direct and indirect subsidiaries to their respective stockholders. In addition, Amendment No. 3 eliminated the conditional amendments included in the Amendment No. 2 and Consent to Credit Agreement dated as of June 24, 2013, which were conditioned upon the Corporation borrowing an additional $20 million under the Credit Agreement.

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

On November 1, 2013, the Corporation’s non-employee director share incentive plan (the “2013 Non-Employee Director Plan”) became effective, which provides for discretionary grants of stock awards to the Corporation’s independent non-employee directors, as determined by the Corporation’s board of directors from time to time. The awards may take the form of unrestricted or restricted shares of the Corporation’s common stock or options to purchase shares of the Corporation’s common stock. The Corporation has reserved 400,000 shares of common stock for issuance under the 2013 Non-Employee Director Plan and on December 6, 2013, effective as of November 1, 2013, issued an aggregate of 26,072 shares under the plan.

On January 7, 2014, the Corporation commenced an offer to exchange warrants to purchase 15.0 million shares of its common stock for up to 1.5 million shares of its common stock (the “Warrant Exchange”). Each warrant holder had the opportunity to receive one share of the Corporation’s common stock in exchange for every ten outstanding warrants tendered by the holder and exchanged pursuant to the Warrant Exchange. In lieu of issuing fractional shares of common stock, the Corporation paid cash to each holder of warrants who would otherwise have been entitled to receive fractional shares, after aggregating all such fractional shares of such holder, in an amount equal to such fractional part of a share multiplied by the last sale price of a share of the Corporation’s common stock on the Nasdaq Global Market on February 7, 2014.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

The Warrant Exchange offer period expired on February 7, 2014 and a total of 14,418,193 warrants were tendered and accepted for exchange. On February 14, 2014, the Corporation issued 1,441,813 shares and paid $52 cash in lieu of fractional shares in exchange for such tendered warrants.

On March 7, 2014, the holders of the common shares issued by 1623739 Alberta Ltd., a wholly-owned Canadian subsidiary of the Corporation, elected to exchange those shares for their allocable portion of the consideration issued to the Former SAE stockholders in the Merger, which included 254,558 shares of the Canadian subsidiary of the Corporation’s common stock that were released from the Merger Consideration Escrow. The exchanged shares in 1623739 Alberta Ltd. are no longer outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RESTATED

The following discussion of our financial condition and results of operations should be read in conjunction with our restated consolidated financial statements and notes to those statements included in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please see the sections entitled “Forward-Looking Statements” in this Form 10-Q and “Risk Factors” in our definitive proxy statement/information statement filed with the SEC on May 31, 2013.

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

2013 Second Quarter Highlights

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Highlights comparing the quarters ended June 30, 2013 to June 30, 2012:

•	Revenues from services were $42.4 million in 2013 compared to $74.4 million in 2012, reflecting the impact of higher third-party revenues from a North American contract during 2012.

•	Gross margin increased to 22.9% from 17.4% in 2012.

•	Operating income was to $2.7 million compared to $5.9 million in 2012.

•	Net loss of $(1.3) million, or $(0.19) per basic and diluted share, compared to net income of $5.1 million, or $0.89 per basic and diluted share, in 2012. Net (loss) for second quarter 2013 included $0.6 million of one-time costs associated the Merger and the accelerated vesting of Former SAE’s restricted shares in connection with the Merger amounting to $1.0 million in share-based compensation expense. Excluding these one-time Merger costs and the share-based compensation expense associated with the accelerated vesting of Former SAE’s restricted shares, net loss for the second quarter 2013 was $(0.6) million, or $(0.09) per diluted share.

•	Modified EBITDA was $7.0 million compared to $9.0 million for 2012.

•	Cash and cash equivalents totaled $28.5 million and working capital was $50.3 million.

•	Contract revenue backlog was $285 million at June 30, 2013.

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

Gross profit was $9.7 million, or 22.9% of revenues, compared to gross profit of $13.0 million, or 17.4% of revenues, in second quarter 2012. Gross profit for the quarters ended June 30, 2013 and 2012 included depreciation of $3.4 million and $2.8 million, respectively. Excluding depreciation, gross margins for the quarters ended June 30, 2013 and 2012 were 30.9% and 21.2%, respectively. We consider the gross margin in second quarter 2013 to represent a more usual margin when compared to the gross margin in second quarter 2012. Gross margin in second quarter 2012 was reduced by high third party pass-through costs associated with certain North American contracts as to which we only charge a small administrative fee.

Selling, general and administrative (“SG&A”) expenses were $6.1 million compared to $6.6 million in second quarter 2012. Included in 2013 was $1.0 million in share-based compensation expense associated with the accelerated vesting of Former SAE’s restricted shares.

Operating income was $2.7 million compared to $5.9 million in second quarter 2012.

Interest expense in second quarter 2013 rose to $3.4 million from $0.5 million in second quarter 2012, due to a higher level of growth-related borrowing.

Net (loss) for second quarter 2013 was $(1.3) million, or $(0.19) per basic and diluted share, compared to net income of $5.1 million, or $0.89 per basic and diluted share, in second quarter 2012. The decline in net income was due to higher interest expense as well as lower gross profit, one-time costs associated with the Merger and the accelerated vesting of restricted shares in second quarter 2013. Net (loss) for second quarter 2013 included $0.6 million of one-time costs associated with the Merger and the accelerated vesting of Former SAE’s restricted shares in connection with the Merger amounting to $1.0 million in share-based compensation expense. Excluding these one-time Merger costs and the share-based compensation expense associated with the accelerated vesting of Former SAE’s restricted shares, net loss for the second quarter 2013 was $(0.6) million, or $(0.09) per diluted share.

Weighted average diluted shares outstanding in second quarter 2013 rose to 6.8 million shares from 5.7 million shares in second quarter 2012, due primarily to the issuance of shares to Former SAE stockholders in the Merger in June 2013. The number of shares from second quarter 2012 reflects only our shares and not those of Former SAE.

Modified EBITDA was $7.0 million compared to $9.0 million in second quarter 2012.

At June 30, 2013, cash and cash equivalents totaled $28.5 million, working capital was $50.3 million, long-term debt was $90.9 million, and stockholders’ equity totaled $36.4 million.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Highlights comparing the six months ended June 30, 2013 to June 30, 2012:

•	Revenues from services were $127.1 million in 2013, a decrease of $9.0 million, or 6.6%.

•	Gross profit was $29.7 million for 2013 versus $27.9 million, an increase of $1.8 million or 6.6%.

•	Income from operations was $14.9 million for 2013 versus $15.2 million, a decrease of 2.4%.

•	Modified EBITDA was $22.4 million for 2013 versus $21.3 million for 2012, an increase of 5.1%.

Revenues for the first half of 2013 totaled $127.1 million, a 6.6% decrease from $136.2 million in the comparable prior year period. The decline was due primarily to the reasons cited above for the second quarter decline in revenue.

Gross profit was $29.7 million or 23.3% of revenues in the first half of 2013, compared to gross profit of $27.9 million, or 20.5% of revenue, in the first half of 2012. SG&A expenses for first half of 2013 were $13.6 million, or 10.7% of revenues, compared to $12.0 million, or 8.8% of revenues in the first half of 2012 due primarily to $1.0 million in share-based compensation as a result of accelerated vesting of Former SAE’s restricted shares immediately prior to the Merger.

Operating income for first half of 2013 was $14.9 million, down 2.4% from $15.2 million in the first half of 2012.

Interest expense rose to $6.8 million in the first half of 2013 from $0.8 million in the comparable year ago period. This increase was as a result of the 2012 Credit Agreement discussed in Note 6.

Net income for first half of 2013 was $4.5 million, or $0.69 per basic share and $0.68 per diluted share, compared to net income of $12.8 million, or $2.26 per basic and diluted share, in the first half of 2012.

Modified EBITDA for the first half of 2013 was $22.4 million, a 5.1% decrease from Modified EBITDA of $21.3 million in the first half of 2012.

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

Direct Operating Expenses.  Our direct operating expenses decreased by 46.8% or $28.7 million. This decrease largely followed the decrease in revenues and represented the decrease in operations in the United States, Bolivia, and Colombia of $24 million, $5.1 million, and $4.5 million, respectively, from 2012 to 2013.

Gross Profit.   Gross profit decreased by $3.3 million, but gross margin percentage increased to 22.9% from 17.4%. We consider the gross margin in second quarter 2013 to represent a more usual margin when compared to the gross margin in second quarter 2012. Gross margin in second quarter 2012 was reduced by high third party pass-through costs associated with certain North American contracts as to which we only charge a small administrative margin.

Selling, General and Administrative Expenses.   SG&A expenses decreased by $0.5 million as a result of lower payroll expenses of $1.9 million from 2012 to 2013 partially offset by increased share-based compensation of $1.1 million, $1.0 million of which was as the result of accelerated vesting of Former SAE’s restricted shares immediately prior to the Merger.

Merger Costs.   We incurred $0.6 million related to the Merger. There was no comparable charge in second quarter 2012.

Depreciation and Amortization.   Depreciation was consistent from quarter to quarter. Approximately $3.4 million and $2.8 million of depreciation expense was included in direct operating costs for the three months ended June 30, 2013 and 2012, respectively.

Total Operating Costs.   Total operating costs also decreased by $28.8 million or 42.1% principally because of the decrease in direct operating expenses.

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

Income Taxes.   Our income tax provision decreased $2.1 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily as a result as a result of lower pre-tax income in the U.S. and our taking advantage of foreign tax credits. The pre-tax losses in the U.S. increased primarily due to increased interest expense incurred in the three months ended June 30, 2013 related to the 2012 Credit Agreement.

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

Direct Operating Expenses.   Our direct operating expenses decreased by 10.0% or $10.9 million. This decrease largely followed the decrease in revenues.

Gross Profit.   Gross profit increased by $1.8 million, and gross margin percentage increased to 23.3% from 20.5%. We consider the gross margin for the first half of 2013 to represent a more usual margin when compared to the gross margin in 2012.

Gross margin in 2012 was reduced by high third party pass-through costs associated with certain North American contracts as to which we only charge a small administrative fee.

Selling, General and Administrative Expenses.   SG&A expenses increased by $1.6 million compared to the same period in 2012. Such expenses increased primarily as a result of increased share-based compensation of $1.1 million, $1.0 million of which was as the result of accelerated vesting of Former SAE’s restricted shares immediately prior to the Merger, and the need to hire personnel able to support our worldwide operations and the additional hiring related to becoming a public company. General and administrative cost as a percentage of revenues remained consistent for each of the six month periods.

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

Total Operating Costs.   Total operating costs also decreased by $8.7 million or 7.2% principally as a result of the decrease in direct operating expenses, offset by additional depreciation expense.

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

Income Taxes.   Our income tax provision decreased $1.1 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to increased pre-tax losses in the U.S. and our taking advantage of foreign tax credits. The pre-tax losses in the U.S. increased primarily due to increased interest expense incurred in the six months ended June 30, 2013 related to our 2012 Credit Agreement.

Liquidity and Capital Resources

Cash Flows.   Net cash from operating activities for the six months ended June 30, 2013 decreased by 92% or $19.1 million over the same period of the prior year as a result of lower net income, higher increases in accounts receivable in 2013 compared to 2012, and a decrease in accounts and income taxes payable in 2013 compared to an increase in 2012. Cash provided by operations for the six months ended June 30, 2013 was $2.0 million, compared to cash provided of $20.8 million for the six months ended June 30, 2012. Net income for the period in 2012 was $12.8 million whereas, in 2013, net income was $4.5 million. Changes in operating assets and liabilities were uses of cash of $13.6 million for the six months ended June 30, 2013 and cash provided of $2.2 million for the six months ended June 30, 2012.

Working Capital.   Working capital as of June 30, 2013 was $50.3 million compared to $27.7 million as of December 31, 2012. The increase in working capital was principally the result of the net proceeds from the Merger of $35.3 million, after payments of dividends to Former SAE stockholders of $15.0 million.

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

The computation of our modified EBITDA (a non-GAAP measure) from net income, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013		2012	2013		2012
	(as restated)			(as restated)
Net (loss) income	$(1,319)		$5,073	$4,543		$12,826
Depreciation and amortization	4,155		2,973	8,550		5,756
Interest expense, net	2,955	(1)	471	5,720	(1)	839
Provision (benefit) for income taxes	(1,583)		483	782		1,917
Non-recurring expense	2,827	(2)	—	2,827	(2)	—
Modified EBITDA	$7,035		$9,000	$22,422		$21,338

(1)	Excludes $472 and $1,092 of amortization of loan issuance costs which are included in depreciation and amortization in the three and six months periods ended June 30, 2013.

(2)	Principally third-party financing costs, share-based compensation expense related to the accelerated vesting of Former SAE’s restricted shares in connection with the Merger, costs associated with the Merger, and one-time severance costs related to the reduction of staff in Colombia.

A reconciliation of modified EBITDA to net cash (used in) provided by operating activities and the three components of cash flows are provided in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(as restated)		(as restated)
Modified EBITDA	$7,035	$9,000	$22,422	$21,338
Adjustments to modified EBITDA which were not adjustments to net cash (used in) provided by operating activities:
Interest expense (income), net	(2,955)	(471)	(5,720)	(839)
Income tax benefit (expense)	1,583	(483)	(782)	(1,917)
Non-recurring expense	(2,827)	—	(2,827)	—
Adjustments to net cash (used in) provided by operating activities which were not adjustments to modified EBITDA:
Deferred income taxes	71	(308)	66	(326)
Changes in operating assets and liabilities	(12,284)	6,795	(13,638)	2,249
Payment in kind interest	507	—	995	—
Share-based compensation	1,043	—	1,100	—
Loss (gain) on sale of property and equipment	42	382	103	305
Net cash (used in) provided by operating activities	$(7,785)	$14,915	$1,719	$20,810
Net cash (used in) investing activities	$(939)	$(12,989)	$(2,688)	$(26,682)
Net cash provided by financing activities	$14,557	$2,233	$14,049	$9,867

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

Factors that could cause actual results to vary materially from our expectations include the following:

•	fluctuations in the levels of exploration and development activity in the oil and gas industry;
•	the volatility of oil and natural gas prices;
•	dependence upon energy industry spending;
•	disruptions in the global economy;
•	global factors including political and military uncertainties;
•	industry competition;
•	delays, reductions or cancellations of service contracts;
•	high fixed costs of operations;

•	operational disruptions and external factors affecting our crews such as weather interruptions and inability to obtain land access rights of way;

•	reduced utilization;
•	whether we enter into turnkey or term contracts;
•	crew productivity;
•	limited number of customers;
•	credit risk related to our customers;
•	the availability of capital resources;
•	ability to retain key executives;
•	currency fluctuations;
•	court decisions and regulatory rulings; and
•	passage of new, or interpretation of existing, environmental laws and regulations.

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

Accordingly, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements.

ITEM 4.	CONTROLS AND PROCEDURES - RESTATED

(a)	Evaluation of disclosure controls and procedures.

As of the end of the second quarter of 2013, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective for the quarter ended June 30, 2013 because of the errors in accounting described below for the second quarter, the complications involved in accounting for the Merger and our resulting inability to timely file the Original Filing.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer also considered that our internal controls and procedures are still being developed, reviewed and tested by management, but noted that we are not yet required to make an assessment regarding internal control over financial reporting.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the second quarter, as discussed above, and the fact we have identified additional accounting errors and are still developing, reviewing and testing our internal controls and procedures, our management believes that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

(b)	Evaluation of internal controls and procedures.

Before June 24, 2013, we were a blank check company with no business operations, no operating assets other than cash held in a trust account pending the consummation of a business combination, and no purpose other than to seek to effect a merger, acquisition or other similar business combination with an operating business.

Substantially all of the internal control over financial reporting that existed prior to June 24, 2013 relating to us no longer exists and has been replaced by the internal control over financial reporting of Former SAE, our operating subsidiary, which we acquired in our Merger on that date. Prior to the Merger, Former SAE was not a public reporting company and had limited accounting personnel and systems to adequately execute accounting process and limited other supervisory resources with which to address internal control over financial reporting, especially in its early years. As such, during an audit of Former SAE’s 2010 financials conducted in 2013 for purposes of preparing its financial statements for becoming a public company, Former SAE identified past accounting errors, which resulted in the restatement of its previously issued financial statements for 2011 and 2010, as result of material internal control weaknesses. Former SAE and its independent registered public accounting firm identified a material weakness in internal control over financial reporting related to these items which required adjustment, specifically: (i) the accounting for revenue recognition, (ii) elimination of inter-company activity and accounting for transactions denominated in foreign currencies, and (iii) accounting for the presentation of income taxes. Similar material weaknesses were identified in Former SAE’s 2011 and 2012 audits. During the preparation of our financial statements as of and for the three and six months ended June 30, 2013, we identified misstatements relating to the overstatement of certain accruals for expenses as a result of errors in the accounting for liabilities relating to Former SAE’s Papua New Guinea operations for the quarter ended March 31, 2013.

During the preparation of our financial statements as of and for the year ended December 31, 2013, we identified errors in accounting relating to the second quarter of 2013. Restricted stock issued by Former SAE was vested on an accelerated basis prior to the Merger; however, we failed to record the associated expense in the second quarter of 2013 when the vesting occurred. We also identified an accounting error relating to our improper capitalization of certain work-in-progress expenses in Colombia, which led to an overstatement of the current asset "Deferred costs on contracts" relating to certain expenses that were incorrectly deferred and should have been expensed in the second quarter of 2013. These errors also required us to adjust our income tax (benefit) provision for the second quarter. As a result, we are restating our second quarter financial statements.

During 2012, 2013 and 2014, Former SAE and we have taken, and will continue to take, substantial steps in improving and fortifying our internal controls and filling out Former SAE and our accounting and financial staffing and plans to centralize certain functions. More current and detailed information on our remediation plans and timelines is contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

These measures are all being taken to correct the material weaknesses identified by us or our independent public accounting firm; however, we cannot assure that there will not be other material weaknesses and significant deficiencies that we or our independent registered public accounting firm will identify. If additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately. We will continue to work to improve our internal processes and financial controls in an effort to assure that all public filings will contain timely and accurate financial information.

Notwithstanding the material weaknesses and accounting errors discussed above, and the fact we are still developing, reviewing and testing our internal controls and procedures, our management, based upon the substantive work performed during the financial reporting process, believes that our consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP.

(c)	Changes in internal control over financial reporting.

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

SAExploration Holdings, Inc.
(Registrant)

	By:	/s/ Brent Whiteley
Brent Whiteley Chief Financial Officer, General Counsel and Secretary (Duly Authorized Officer and Principal Financial Officer)

Date: April 1, 2014

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date

2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the SAExploration Holdings, Inc. formerly named Trio Merger Corp. (“the Registrant”), Trio Merger Sub, Inc., the entity formerly named SAExploration Holdings, Inc. (“Former SAE”) and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Registrant, Trio Merger Sub, Inc., Former SAE and CLCH, LLC.	By Reference	8-K	May 28, 2013

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	June 28, 2013

3.2	Amended and Restated Bylaws.	By Reference	8-K	June 28, 2013

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Specimen Warrant Certificate.	By Reference	8-K	June 28, 2013

4.3	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.4	Amendment to Warrant Agreement dated June 24, 2013, by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	June 28, 2013

4.5	Form of Amended and Restated Convertible Promissory Notes issued to Eric S. Rosenfeld and David D. Sgro.	By Reference	8-K	August 19, 2013

10.1	Credit Agreement dated as of November 28, 2012, by and among Former SAE, as parent, SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC, as borrowers (the “Borrowers”), the lenders party thereto, and CP Admin Co. LLP, as Administrative Agent	By Reference	8-K/A	October 10, 2013

10.2	Amendment No. 1 to Credit Agreement dated as of December 5, 2012, by and among Former SAE, the Borrowers, the lenders party thereto, and CP Admin Co LLC, as Administrative Agent.	By Reference	8-K/A	October 10, 2013

10.3	Amendment No. 2 and Consent to Credit Agreement dated as of June 24, 2013, by and among Former SAE, the Borrowers, the lenders party thereto, and MC Admin Co LLC, as Administrative Agent.	By Reference	8-K/A	October 10, 2013

10.4	Joinder to Credit Agreement dated as of June 24, 2013, between the Registrant and MC Admin Co LLC.	By Reference	8-K	June 28, 2013

10.5	Indemnity Escrow Agreement dated as of June 24, 2013, by and among the Registrant, CLCH, LLC, and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.6	Merger Consideration Escrow Agreement dated as of June 24, 2013, by and among the Registrant, CLCH, LLC, and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.7	Registration Rights Agreement dated June 24, 2013 by and between the Registrant and CLCH, LLC.	By Reference	8-K	June 28, 2013

10.8	Form of Indemnification Agreement between the Registrant and its directors and executive officers.	By Reference	8-K	June 28, 2013

10.9	Unsecured Promissory Note in the amount of $17,500,000 by the Registrant for the benefit of CLCH, LLC, as representative of the former common stockholders of Former SAE.	By Reference	8-K	June 28, 2013

10.10	Employment Agreement dated June 24, 2013, by and between the Registrant and Jeff Hastings.	By Reference (*)	8-K	June 28, 2013

10.11	Employment Agreement dated June 24, 2013, by and between the Registrant and Brian Beatty.	By Reference (*)	8-K	June 28, 2013

10.12	Employment Agreement dated June 24, 2013, by and between the Registrant and Brent Whiteley.	By Reference (*)	8-K	June 28, 2013

10.13	Form of Non-Disclosure Agreement dated June 24, 2013 between the Registrant and Jeff Hastings, Brian Beatty and Brent Whiteley.	By Reference	8-K	June 28, 2013

10.14	Form of Lock-Up Agreement between the Registrant and each of the former stockholders of Former SAE.	By Reference	8-K	June 28, 2013

10.15	Employment Agreement dated July 1, 2011, by and between SAExploration, Inc. (f/k/a South American Exploration LLC) and Mike Scott.	By Reference (*)	8-K	June 28, 2013

10.16	Employment Agreement dated July 1, 2011, by and between SAExploration, Inc. (f/k/a South American Exploration LLC) and Darin Silvernagle.	By Reference (*)	8-K	June 28, 2013

10.17	SAE Exploration Holdings, Inc. 2013 Long-Term Incentive Plan.	By Reference (*)	8-K	June 28, 2013

10.18	SAE Exploration Holdings, Inc. 2013 Non-Employee Director Share Incentive Plan.	By Reference (*)	8-K	August 19, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

101	The following materials from SAExploration Holdings, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text	Herewith

(*)      Denotes compensation arrangements.

