Form 10-Q/A
period 2013-09-30
SAExploration Holdings, Inc.
filed 2014-04-01
CIK 1514732

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

(Exhibit Index Located on Page 30)

EXPLANATORY NOTE

This Form 10-Q/A is being filed as an amendment (“Amendment No. 1”) to the Quarterly Report on Form 10-Q filed by SAExploration Holdings, Inc., formerly known as Trio Merger Corp., with the Securities and Exchange Commission on November 14, 2013 (the “Original Filing”), to amend (i) Item 1 of Part I, “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 4 of Part I, “Controls and Procedures” in connection with the restatement of our interim financial statements as of and for the three and nine months ended September 30, 2013, which were included in the Original Filing. The restatement is necessary to correct certain errors in accounting relating to the recognition of share-based compensation expense of our accounting predecessor in the second quarter of 2013, and the improper capitalization of certain work-in-progress expenses attributable to our operations in Colombia in the second and third quarters of 2013 and in Peru in the third quarter of 2013 and to adjust our income tax (benefit) provision for such corrections.

This Amendment No. 1 also includes currently dated certifications of our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 and restated versions of our financial statements formatted in Extensible Business Reporting Language (XBRL) as Exhibit 101, and we have updated the Exhibit Index accordingly.

Except as described above, no other sections of the Original Filing were affected; however, for the convenience of the reader, this Amendment No. 1 restates in its entirety, as amended, the Original Filing. This Amendment No. 1 is presented as of November 14, 2013, the filing date of the Original Filing, and has not been updated to reflect other events, other than those identified above related to the restatement, occurring after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Without limiting the foregoing, this filing does not purport to update Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Original Filing for any information, uncertainties, transactions, risks, events or trends known to management occurring subsequent to the date of the Original Filing. More current information is contained in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2013.

SAEXPLORATION HOLDINGS, INC.

INDEX TO FORM 10-Q/A

September 30, 2013

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAExploration Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2013 and December 31, 2012
(In thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$16,762	$15,721
Restricted cash	798	3,701
Accounts receivable	46,264	27,585
Deferred costs on contracts	5,375	5,911
Prepaid expenses	8,401	8,553
Deferred tax asset, net	122	902
Total current assets	77,722	62,373
Property and equipment, net	61,637	70,456
Intangible assets, net	1,339	1,478
Goodwill	2,232	2,306
Deferred loan issuance costs, net	8,700	9,066
Deferred tax asset, net	590	1,622
Other assets	680	674
Total assets	$152,900	$147,975
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,369	$12,309
Accrued liabilities	3,787	5,435
Income and other taxes payable	8,478	5,896
Accrued payroll liabilities	2,800	3,247
Notes payable – current portion	800	800
Notes payable to related parties	500	53
Deferred revenue – current portion	5,506	6,145
Capital lease – current portion	616	818
Total current liabilities	53,856	34,703
Long-term portion of notes payable, net	79,532	78,493
Long-term portion of notes payable to related parties	12,267	—
Long-term portion of capital leases	717	1,054
Deferred revenue – non-current portion	—	3,175
Deferred tax liabilities, net	241	241
Warrant liabilities	—	1,244
Total liabilities	146,613	118,910
Commitments and contingencies (See Note 3)
Convertible preferred stock of Former SAE, $0.0001 par value, 5,000,000 shares authorized; Series A preferred stock, $1.00 stated value, 5,000,000 shares retired as a result of the Merger	—	5,000
Former Trio preferred stock, $0.0001 par value, 1,000,000 authorized shares and no outstanding shares	—	—
Stockholders’ equity:
Common Stock, $0.0001 par value, 55,000,000 authorized, and 13,402,664 and 6,321,848 issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	2	1
Additional paid-in capital	27,287	1,907
Retained (deficit) earnings	(19,021)	21,801
Accumulated other comprehensive (loss) income	(1,981)	356
Total stockholders’ equity	6,287	24,065
Total liabilities and stockholders’ equity	$152,900	$147,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(as restated)		(as restated)
Revenue from services	$47,429	$75,467	$174,575	$211,647
Direct operating expenses, including depreciation expense of $3,442 and $3,261 for the three months ended September 30 2013 and 2012, respectively, and $10,378 and $8,728 for the nine months ended September 30 2013 and 2012, respectively	51,745	64,586	149,209	172,913
Gross (loss) profit	(4,316)	10,881	25,366	38,734
Selling, general and administrative expenses	7,674	7,556	21,267	19,576
Merger costs	591	—	1,174	—
Depreciation and amortization	259	171	781	459
Loss (gain) on sale of assets	18	(116)	121	189
(Loss) income from operations	(12,858)	3,270	2,023	18,510
Other income (expense):
Other, net	151	(316)	(1,294)	(25)
Interest expense, net	(4,677)	(632)	(11,489)	(1,471)
Foreign exchange (loss) gain, net	120	470	(1,179)	521
Total other expense, net	(4,406)	(478)	(13,962)	(975)
(Loss) income before income taxes	(17,264)	2,792	(11,939)	17,535
Provision for income taxes	12,838	310	13,620	2,227
Net (loss) income	$(30,102)	$2,482	$(25,559)	$15,308
Basic and diluted (loss) income per common share
Weighted average shares outstanding -basic	13,402,664	5,685,288	8,861,612	5,685,288
(Loss) income per share - basic	$(2.25)	$0.44	$(2.88)	$2.69
Weighted average shares outstanding -diluted	13,402,664	5,685,288	8,861,612	5,685,288
(Loss) income per share - diluted	$(2.25)	$0.44	$(2.88)	$2.69

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(as restated)		(as restated)
Net (loss) income	$(30,102)	$2,482	$(25,559)	$15,308
Other items of comprehensive (loss) income, foreign currency translation	(47)	(9)	(2,337)	866
Total comprehensive (loss) income	$(30,149)	$2,473	$(27,896)	$16,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(In thousands)

	2013	2012
	(as restated)
Operating activities:
Net (loss) income	$(25,559)	$15,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	11,159	9,188
Amortization of loan costs and debt discounts	2,477	—
Payment in kind interest	1,520	—
Deferred income taxes	1,812	(338)
Loss on sale of property and equipment	121	189
Share-based compensation	1,100	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(18,679)	(15,284)
Deferred costs on contracts	536	(693)
Accounts payable	18,773	(1,057)
Income and other taxes payable	2,582	4,444
Other	(2,975)	(3,384)
Net cash (used in) provided by operating activities	(7,133)	8,373
Investing activities:
Purchase of property and equipment	(3,906)	(28,100)
Business acquisition, net of cash acquired	—	(760)
Proceeds from sale of property and equipment	—	486
Net cash (used in) investing activities	(3,906)	(28,374)
Financing activities:
Principal borrowings on notes payable	—	70,122
Net proceeds from Merger	35,277	—
Repayments of notes payable	(653)	(41,049)
Payment of debt issuance costs	(1,500)	—
Merger costs	(5,027)	—
Repayments of capital lease obligations	(637)	(894)
Dividend payments on common shares	(10,000)	—
Dividend payments on preferred shares	(5,084)	(112)
Net cash provided by financing activities	12,376	28,067
Effects of exchange rate changes on cash	(296)	882
Net change in cash and cash equivalents	1,041	8,948
Cash at the beginning of period	15,721	4,978
Cash at the end of period	$16,762	$13,926
Supplemental disclosures of cash flow information:
Interest paid	$6,871	$1,450
Income taxes paid	$3,299	$234
Non-cash investing and financing activities:
Dividends accrued but unpaid on common shares	$—	$—
Dividends accrued but unpaid on preferred shares	$1,072	$819
Capital assets acquired under capital lease	$98	$85
Cash flow impact of Merger	$40,277	$ N/A

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Number of Common Shares Issued and Outstanding	Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (deficit)	Total Stockholders’ Equity
			(as restated)		(as restated)	(as restated)
Balance at December 31, 2011	5,685,288	$1	$1,886	$(610)	$12,341	$13,618
Dividends	—	—	—	—	(393)	(393)
Foreign currency translation	—	—	—	866	—	866
Net income	—	—	—	—	15,308	15,308
Balance at September 30, 2012	5,685,288	$1	$1,886	$256	$27,256	$29,399
Balance at December 31, 2012	6,321,848	$1	$1,907	$356	$21,801	$24,065
Dividends	—	—	—	—	(15,263)	(15,263)
Forfeitures of restricted stock	(8,549)	—	—	—	—	—
Warrants converted to stock as a result of the merger	135,144	—	1,293	—	—	1,293
Merger transaction	6,954,221	1	28,014	—	—	28,015
Merger costs	—	—	(5,027)	—	—	(5,027)
Share-based compensation	—	—	1,100	—	—	1,100
Foreign currency translation	—	—	—	(2,337)	—	(2,337)
Net loss	—	—	—	—	(25,559)	(25,559)
Balance at September 30, 2013	13,402,664	$2	$27,287	$(1,981)	$(19,021)	$6,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 1 — RESTATEMENT

Certain balances in the financial statements as of and for the three and nine months ended September 30, 2013 have been restated to correct misstatements in previously reported amounts by SAExploration Holdings, Inc. and its subsidiaries (collectively, “the Corporation”) in the accounting for the Former SAE’s share-based compensation expense and the improper capitalization of certain work-in-progress expenses attributable to the Corporation’s operations in Colombia and Peru. To correct the misstatements, $986 was recorded in “Selling, general and administrative expenses” and “Additional paid-in capital” related to share-based compensation for the nine months ended September 30, 2013. $183 and $737, respectively, were reclassified from “Deferred costs on contracts” to “Direct operating expenses” for the three and nine months ended September 30, 2013, respectively. As a result of the recording of these corrections there were an increase in the “Provision for income taxes” and “Income and other taxes payable” of $223 for the three months ended September 30, 2013, and a decrease of $243 in the “Provision for income taxes” and “Income and other taxes payable” for the nine months ended September 30, 2013.

The effects of the restatement on the Corporation’s financial statements as of and for the three and nine months ended September 30, 2013 are summarized in the tables below.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	As of September 30, 2013
	As Previously		As
	Reported	Adjustment	Restated
Deferred costs on contracts	$6,112	$(737)	$5,375
Total current assets	$78,459	$(737)	$77,722
Total assets	$153,637	$(737)	$152,900
Income and other taxes payable	$8,721	$(243)	$8,478
Total current liabilities	$54,099	$(243)	$53,856
Total liabilities	$146,856	$(243)	$146,613
Additional paid-in capital	$26,301	$986	$27,287
Retained earnings	$(17,541)	$(1,480)	$(19,021)
Total stockholders’ equity	$6,781	$(494)	$6,287
Total liabilities and stockholders’ equity	$153,637	$(737)	$152,900

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands)

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
	As Previously		As	As Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Direct operating expenses	$51,562	$183	$51,745	$148,472	$737	$149,209
Gross profit	$(4,133)	$(183)	$(4,316)	$26,103	$(737)	$25,366
Selling, general and administrative expenses	$7,674	$—	$7,674	$20,281	$986	$21,267
Income from operations	$(12,675)	$(183)	$(12,858)	$3,746	$(1,723)	$2,023
(Loss) income before income taxes	$(17,081)	$(183)	$(17,264)	$(10,216)	$(1,723)	$(11,939)
Provision for income taxes	$12,615	$223	$12,838	$13,863	$(243)	$13,620
Net (loss) income	$(29,696)	$(406)	$(30,102)	$(24,079)	$(1,480)	$(25,559)

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
	As Previously		As	As Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Net (loss) income	$(29,696)	$(406)	$(30,102)	$(24,079)	$(1,480)	$(25,559)
Total other comprehensive (loss) income	$(29,743)	$(406)	$(30,149)	$(26,416)	$(1,480)	$(27,896)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30, 2013
	As Previously		As
	Reported	Adjustment	Restated
Net (loss) income	$(24,079)	$(1,480)	$(25,559)
Changes in operating assets and liabilities, net of effects of acquisition:
Share-based compensation	$114	$986	$1,100
Deferred costs on contracts	$(201)	$737	$536
Income and other taxes payable	$2,825	$(243)	$2,582

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

NOTE 3 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 6 —INCOME TAXES - RESTATED

Income before income taxes attributable to U.S. (including its foreign branches) and foreign operations, tax provision, and effective tax rate for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(as restated)		(as restated)
Pre-tax (loss) income - U.S.	$(9,294)	$4,851	$(12,722)	$13,680
Pre-tax (loss) income - Foreign	(7,970)	(2,059)	783	3,855
Total	$(17,264)	$2,792	$(11,939)	$17,535
Tax provision	$12,838	$310	$13,620	$2,227
Effective tax rate	(74)%	11%	(114)%	13%

The Corporation’s income tax provision increased $12.5 million and $11.4 million for the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012, respectively, primarily as a result of pre-tax losses in the U.S., the recording of a valuation allowance of approximately $11.0 million for the cumulative deferred tax assets, the current period U.S. losses and foreign tax credits. The pre-tax losses in the U.S. increased primarily due to the increased operating loss and the increased interest incurred in the three and nine months ended September 30, 2013, related to the 2012 Credit Agreement and the Former SAE stockholders’ note discussed in Note 5.

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

NOTE 7 — FORMER SAE CONVERTIBLE PREFERRED STOCK

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

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for share amounts and as otherwise noted)

NOTE 8 — STOCKHOLDERS’ EQUITY - RESTATED

Share-based compensation was expensed and additional paid-in capital increased by $1,100 in 2013 as a result of the restricted stock grants made by Former SAE in 2012, which restricted shares vested in full in 2013 immediately prior to the Merger. Other than the issuance of 6,448,443 shares by the Corporation in the Merger, discussed in Note 2, including the issuance of 628,016 shares to the holders of the Former SAE restricted shares that vested as described, there were no other significant equity transactions.

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

NOTE 10 — EMPLOYEE BENEFITS

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

NOTE 11 — GEOGRAPHIC AND RELATED INFORMATION

The Corporation reports its contract services operations as a single reportable segment: Contract Seismic Services. The following table sets forth revenues and identifiable assets by region based on the location of the service provided:

	Revenues				Identifiable Assets
	(In Thousands) (Unaudited)				(In Thousands) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30,	As of December 31,
	2013	2012	2013	2012	2013	2012
North America	$32,545	$34,066	$85,934	$110,140	$56,556	$68,485
South America	9,463	40,050	64,690	95,892	6,888	6,316
Southeast Asia	5,421	1,351	23,951	5,615	2,476	1,963
Total	$47,429	$75,467	$174,575	$211,647	$65,920	$76,764

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

NOTE 13 — SUBSEQUENT EVENTS

Effective November 1, 2013 the Corporation amended the convertible promissory notes payable to Eric S. Rosenfeld and David D. Sgro, who are directors and founding stockholders of the Corporation, with aggregate principal amounts of $300,000 and $200,000, respectively (the “Convertible Notes”), to extend the maturity date to December 31, 2013. The principal balance of the Convertible Notes was convertible , at the holder’s option, to warrants at a price of $0.50 per warrant, or up to an aggregate of 1,000,000 warrants (the “Convertible Debt Warrants”). Each Convertible Debt Warrant was exercisable for one share of our common stock at a cash exercise price of $12.00, or on a “cashless basis” at the holder’s option, and expired on June 24, 2016. On January 8, 2014, Messrs. Rosenfeld and Sgro elected to convert the Convertible Notes into Convertible Debt Warrants to purchase an aggregate of 600,000 and 400,000 shares, respectively, of the Corporation’s common stock. The conversion of the Convertible Notes constitutes an equity compensation arrangement for Messrs. Rosenfeld and Sgro. Messrs. Rosenfeld and Sgro each exchanged the Convertible Debt Warrants for common stock, at a ratio of ten warrants for one share, in the Warrant Exchange described below.

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

In addition, the Amendment No.3 provided for certain restrictions until the date the Corporation’s financial statements for the third quarter of 2014 are delivered to the Administrative Agent including disallowance of the sale of the Corporation’s securities by certain Former SAE stockholders, limiting the payment of interest under the Corporation’s $17.5 million subordinated notes issued in connection with the Merger issued to the stockholders of Former SAE, and restricting the dividends that may be paid by the Corporation’s direct and indirect subsidiaries to their respective stockholders. In addition, Amendment No.3 eliminated the conditional amendments included in the Amendment No. 2 and Consent to Credit Agreement dated as of June 24, 2013, which were conditioned upon the Corporation borrowing an additional $20 million under the Credit Agreement.

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

The Corporation has reserved 400,000 shares of common stock for issuance under the 2013 Non-Employee Director Plan, and on December 6, 2013, effective as of November 1, 2013, issued an aggregate of 26,072 shares under the plan.

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

2013 Third Quarter Highlights

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Highlights comparing the quarters ended September 30, 2013 to September 30, 2012:

•	Revenues from services were $47.4 million in 2013 compared to $75.5 million in 2012.

•	Gross (loss) margin decreased to (9.1%) in 2013 from 14.4% in 2012.

•	Operating (loss) was $(12.9) million in 2013 compared to operating income of $3.3 million in 2012.

•	Net loss of $(30.1) million, or $(2.25) (1) per basic and diluted share in 2013, compared to net income of $2.5 million, or $0.44 per basic and diluted share, in 2012.

•	Modified EBITDA was $(8.2) million in 2013 compared to $6.9 million for 2012.

•	Cash and cash equivalents totaled $16.8 million and working capital was $23.9 million compared to $13.9 million and $(0.6) million, respectively, for 2012.

(1)	Number of shares of common stock increased by 6,954,221 as a result of the Merger.

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

Gross (loss) profit was $(4.3) million, or (9.1%) of revenues, compared to gross profit of $10.9 million, or 14.4% of revenues, in third quarter 2012. The primary causes of the gross loss in the third quarter 2013 were the costs incurred on a shallow-water fixed-fee project in Malaysia when one of our lead vessels experienced more than a week’s downtime for repair as well as the fact that 52% of our revenues were in Canada, which had lower margins due to the off-seasonal timing of mid-year projects that produce a more competitive market than is typical of SAE’s winter operations in the region. The downtime in Malaysia resulted in the entire seismic acquisition crew being placed on stand-by for the duration of the repairs. These costs amounted to approximately $6.3 million. Gross (loss) profit for the quarters ended September 30, 2013 and 2012 included depreciation of $3.4 million and $3.3 million, respectively. Excluding depreciation, gross margins for the quarters ended September 30, 2013 and 2012 were (1.8%) and 18.7%, respectively.

Selling, general and administrative (“SG&A”) expenses were $7.7 million compared to $7.6 million in third quarter 2012.

Operating (loss) income was $(12.9) million compared to $3.3 million of income in third quarter 2012.

Interest expense in third quarter 2013 rose to $4.7 million from $0.6 million in third quarter 2012, due to a higher level of growth-related borrowing.

Net (loss) for third quarter 2013 was $(30.1) million, or $(2.25) per basic and diluted share, compared to net income of $2.5 million, or $0.44 per basic and diluted share, in third quarter 2012. The decline in net income was due to a number of factors including:

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

Modified EBITDA was $(8.2) million compared to $6.9 million in third quarter 2012. The decrease was due mainly to the factors discussed above.

At September 30, 2013, cash and cash equivalents totaled $16.8 million, working capital was $23.9 million, long-term debt was $91.8 million, and stockholders’ equity totaled $6.9 million.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Highlights comparing the nine months ended September 30, 2013 to the same period ended September 30, 2012:

•	Revenues from services were $174.6 million in 2013, a decrease of $37.1 million, or 17.5% from 2012.

•	Gross profit was $25.4 million for 2013 versus $38.7 million, a decrease of $13.4 million or 34.5% from 2012.

•	Income from operations was $2.0 million for 2013 versus $18.5 million, a decrease of 89.1% from 2012.

•	Modified EBITDA was $14.2 million for 2013 versus $28.2 million for 2012, a decrease of 49.6% from 2012.

Revenues for the nine months ended September 30, 2013 totaled $174.6 million, a 17.5% decrease from $211.6 million in the comparable prior year period. The decline was due primarily to the reasons cited above for the third quarter decline in revenue as well as significant low margin subcontracted North American revenue in the second quarter of 2012.

Gross profit was $25.4 million or 14.5% of revenues for the nine months ended September 30, 2013, compared to gross profit of $38.7 million, or 18.3% of revenue, in the comparable prior year period due to a lower level of revenues as well as additional public company costs.

SG&A expenses for the nine months ended September 30, 2013 were $21.3 million, or 12.2% of revenues, compared to $19.6 million, or 9.2% of revenues in the comparable prior year period. Included in 2013 was $1.0 million in share-based compensation expense associated with the accelerated vesting of Former SAE’s restricted shares.

Operating income for the nine months ended September 30, 2013 was $2.0 million, down 89.1% from $18.5 million in the comparable prior year period.

Interest expense rose to $11.5 million for the nine months ended September 30, 2013 from $1.5 million in the comparable prior year period. This increase was as a result of the 2012 Credit Agreement and the Former SAE stockholders’ note discussed in Note 5.

Net (loss) for the nine months ended September 30, 2013 was $(25.6) million, or $(2.88) per basic and diluted share, compared to net income of $15.3 million, or $2.69 per basic and diluted share, in the comparable prior year period. The per share amounts for the nine months ended September 30, 2013 were impacted by an increase in common shares of 6,954,221 as a result of the Merger.

Modified EBITDA for the nine months ended September 30, 2013 was $14.2 million, a 49.6% decrease from Modified EBITDA of $28.2 million in the comparable prior year period.

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

Direct Operating Expenses.  Our direct operating expenses decreased by 19.9% or $12.8 million. This decrease largely followed the decrease in revenues and represented the decrease in operations in the United States, Bolivia, and Colombia of $24.3 million, $18.8 million, and $8.6 million, respectively, from 2012 to 2013. These decreases in revenues were partially offset by increases in Canada, mostly third-party revenues, and Malaysia of $22.8 million and $5.4 million, respectively, from 2012 to 2013.

Gross Profit.   Gross profit decreased by $15.2 million and gross margin percentage decreased to (9.1%) from 14.4%. The gross margin in third quarter 2013 included stand-by costs as a result of more than a week's downtime on one of our lead vessels for its shallow-water project in Malaysia.

Selling, General and Administrative Expenses.   SG&A expenses were consistent with the prior year with an increase of only $0.1 million or 1.6%.

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

Total Operating Costs.   Total operating costs also decreased by $11.9 million or 16.5% principally because of the decrease in direct operating expenses.

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

Income Taxes.   Our income tax provision increased $12.5 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily as a result of pre-tax losses in the U.S., the recording of a valuation allowance of approximately $11.0 million for the prior year deferred tax assets, the current period U.S. losses and foreign tax credits. The pre-tax losses in the U.S. increased primarily due to the increased operating loss and the increased interest incurred in the three months ended September 30, 2013, related to the 2012 Credit Agreement and the Former SAE stockholders’ note.

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

Revenue from Services.   Our revenue from services decreased by $37.1 million, from $211.6 million to $174.6 million, or 17.5%. As explained above, much of this revenue variation was due to projects shifting out of the U.S., Bolivia and Colombia compared to the third quarter 2012 and into Peru and Malaysia in third quarter 2013.
Direct Operating Expenses.   Our direct operating expenses decreased by 13.7% or $23.7 million. This decrease largely followed the decrease in revenues.

Gross Profit.   Gross profit decreased by $13.4 million, and gross margin percentage decreased to 14.5% from 18.3%. The primary cause of the decrease in gross margin was the costs incurred on a shallow-water fixed-fee project in Malaysia in 2013 when one of our lead vessels experienced more than a week’s downtime for repair.

Selling, General and Administrative Expenses.   SG&A expenses increased by $1.7 million compared to the same period in 2012. Such expenses increased as a result of increased share-based compensation of $1.1 million and the need to hire personnel able to support our worldwide operations and the additional hiring related to becoming a public company. General and administrative cost as a percentage of revenues increased by 2.9% compared to the same period in 2012. This increase was due mainly to decreased revenues due to a crew that was operating in North America for the first nine months of 2012 that did not work in 2013.

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

Total Operating Costs.   Total operating costs also decreased by $20.6 million or 10.7% principally as a result of the decrease in direct operating expenses, offset by additional depreciation expense.

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

Income Taxes.   Our income tax provision increased $11.4 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily as a result of pre-tax losses in the U.S., the recording of a valuation allowance of approximately $11.0 million for the prior year deferred tax assets, the current period U.S. losses and foreign tax credits. The pre-tax losses in the U.S. increased primarily due to the increased operating loss and the increased interest incurred in the nine months ended September 30, 2013, related to the 2012 Credit Agreement and the Former SAE stockholders’ note.

Liquidity and Capital Resources

Cash Flows.   Net cash from operating activities for the nine months ended September 30, 2013 decreased by $(15.5) million over the same period of the prior year as a result of lower net income and an increase in accounts receivable in 2013 compared to 2012. Cash used in operations for the nine months ended September 30, 2013 was $(7.1) million, compared to cash provided of $8.4 million for the nine months ended September 30, 2012. Net income for the period in 2012 was $15.3 million, while in 2013, net loss was $(25.0) million. Changes in operating assets and liabilities were uses of cash of $(0.3) million for the nine months ended September 30, 2013 and cash uses of $(16.0) million for the nine months ended September 30, 2012.

Working Capital.   Working capital as of September 30, 2013 was $23.9 million compared to $27.7 million as of December 31, 2012. The decrease in working capital was principally the result of an increase in accounts payable of $19.1 million partially offset by an increase in accounts receivable of $18.7 million.

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

The computation of our modified EBITDA (a non-GAAP measure) from net income, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013		2012	2013		2012
	(as restated)			(as restated)
Net (loss) income	$(30,102)		$2,482	$(25,559)		$15,308
Depreciation and amortization	5,086		3,432	13,636		9,188
Interest expense, net	3,292	(1)	632	9,012	(1)	1,471
Provision for income taxes	12,838		310	13,620		2,227
Non-recurring expense	679	(2)	—	3,506	(2)	—
Modified EBITDA	$(8,207)		$6,856	$14,215		$28,194

(1)	Excludes $1,385,000 and $2,477,000 of amortization of loan issuance costs which are included in depreciation and amortization in the three and nine months periods ended September 30, 2013.

(2)	Principally third-party financing costs, share-based compensation expense related to the accelerated vesting of Former SAE’s restricted shares in connection with the Merger, costs associated with the Merger, and one-time severance costs related to the reduction of staff in Colombia.

A reconciliation of modified EBITDA to net cash (used in) provided by operating activities and the three components of cash flows are provided in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(as restated)		(as restated)
Modified EBITDA	$(8,207)	$6,856	$14,215	$28,194
Adjustments to modified EBITDA which were not adjustments to net cash (used in) provided by operating activities:
Interest expense (income), net	(3,292)	(632)	(9,012)	(1,471)
Income tax (expense)	(12,838)	(310)	(13,620)	(2,227)
Non-recurring expense	(679)	—	(3,506)	—
Adjustments to net cash (used in) provided by operating activities which were not adjustments to modified EBITDA:
Deferred income taxes	2,331	(12)	2,397	(338)
Changes in operating assets and liabilities	13,290	(18,223)	(348)	(15,974)
Payment in kind interest	525	—	1,520	—
Share-based compensation	—	—	1,100	—
Loss (gain) on sale of property and equipment	18	(116)	121	189
Net cash (used in) provided by operating activities	$(8,852)	$(12,437)	$(7,133)	$8,373
Net cash (used in) investing activities	$(1,218)	$(1,692)	$(3,906)	$(28,374)
Net cash provided by financing activities	$(1,673)	$18,200	$12,376	$28,067

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

Recently issued accounting pronouncements are discussed in Note 3.

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

ITEM 4.             CONTROLS AND PROCEDURES- RESTATED

(a)	Evaluation of disclosure controls and procedures.

As of the end of the third quarter of 2013, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013 because of the past identified misstatements relating to the overstatement of certain accruals for expenses as a result of errors in the accounting for liabilities relating Former SAE’s Papua New Guinea operations for the quarter ended March 31, 2013 and the complications involved in accounting for the Merger and our resulting inability to timely file the Quarterly Report on Form 10-Q for the second quarter of 2013, the understatement of share-based compensation expense of our accounting predecessor in the second quarter of 2013, and the accounting errors described below for the second and third quarter relating to certain expenses in Colombia and Peru that were deferred rather than expensed.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer also considered that our internal controls and procedures are still being developed, reviewed and tested by management, but noted that we are not yet required to make an assessment regarding internal control over financial reporting.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the third quarter, as discussed above, and the fact we have identified additional accounting errors and are still developing, reviewing and testing our internal controls and procedures, our management believes that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

(b)	Evaluation of internal controls and procedures.

Before June 24, 2013, we were a blank check company with no business operations, no operating assets other than cash held in a trust account pending the consummation of a business combination, and no purpose other than to seek to effect a merger, acquisition or other similar business combination with an operating business.

Substantially all of the internal control over financial reporting that existed prior to June 24, 2013 relating to us no longer exists and has been replaced by the internal control over financial reporting of Former SAE, our operating subsidiary, which we acquired in our Merger on that date. Prior to the Merger, Former SAE was not a public reporting company and had limited accounting personnel and systems to adequately execute accounting process and limited other supervisory resources with which to address internal control over financial reporting, especially in its early years. As such, during an audit of Former SAE’s 2010 financials, conducted in 2013, for purposes of preparing its financial statements for becoming a public company, Former SAE identified past accounting errors, which resulted in the restatement of its previously issued financial statements for 2011 and 2010, as result of material internal control weaknesses. Former SAE and its independent registered public accounting firm identified a material weakness in internal control over financial reporting related to these items which required adjustment, specifically: (i) the accounting for revenue recognition, (ii) elimination of inter-company activity and accounting for transactions denominated in foreign currencies, and (iii) accounting for the presentation of income taxes. Similar material weaknesses were identified in Former SAE’s 2011 and 2012 audits. During the preparation of our financial statements as of and for the three and six months ended June 30, 2013, we identified misstatements relating to the overstatement of certain accruals for expenses as a result of errors in the accounting for liabilities relating to Former SAE’s Papua New Guinea operations for the quarter ended March 31, 2013.

During the preparation of our financial statements as of and for the year ended December 31, 2013, we identified errors in accounting relating to the second and third quarters of 2013. Restricted stock issued by Former SAE was vested on an accelerated basis prior to the Merger, however, we failed to record the associated expense in the second quarter of 2013 when the vesting occurred. We also identified an accounting error relating to our improper capitalization of certain work-in-progress expenses in Colombia and Peru, which led to an overstatement of the current asset "Deferred costs on contracts" relating to certain expenses that were incorrectly deferred and should have been expensed in the second and third quarter of 2013. As a result, we are restating our second quarter and third quarter financial statements.

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

SAExploration Holdings, Inc.
(Registrant)

	By:	/s/ Brent Whiteley
Brent Whiteley Chief Financial Officer, General Counsel and Secretary (Duly Authorized Officer and Principal Financial Officer)
Date: April 1, 2014

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date

2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the SAExploration Holdings, Inc. formerly named Trio Merger Corp. (“the Registrant”), Trio Merger Sub, Inc., the entity formerly named SAExploration Holdings, Inc. (“Former SAE”) and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Registrant, Trio Merger Sub, Inc., Former SAE and CLCH, LLC.	By Reference	8-K	May 28, 2013

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	June 28, 2013

3.2	Amended and Restated Bylaws.	By Reference	8-K	June 28, 2013

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Specimen Warrant Certificate.	By Reference	8-K	June 28, 2013

4.3	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.4	Amendment to Warrant Agreement dated June 24, 2013, by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	June 28, 2013

4.5	Form of Amended and Restated Convertible Promissory Notes issued to Eric S. Rosenfeld and David D. Sgro.	By Reference	8-K	October 17, 2013

10.1	Amendment No. 3 and to Credit Agreement dated as of October 31, 2013, by and among Former SAE, the Borrowers, the lenders party thereto, and MC Admin Co LLC, as Administrative Agent.	By Reference	8-K	November 1, 2013

10.2	Waiver Agreement dated as of October 31, 2013, among the Registrant, CLCH, LLC, Seismic Management Holdings Inc. and Brent Whiteley.	By Reference	S-4	November 1, 2013

10.3	SAE Exploration Holdings, Inc. 2013 Non-Employee Director Share Incentive Plan.	By Reference (*)	8-K	August 19, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

99.1	Risk Factors included in the Registrant’s Registration Statement on Form S-4 filed with the SEC on November 1, 2013.	By Reference	10-Q	November 14, 2013

99.2	Description of the 2012 Credit Agreement included in the Registrant’s Registration Statement on Form S-4 filed with the SEC on November 1, 2013.	By Reference	10-Q	November 14, 2013

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text	Herewith

(*)	Denotes compensation arrangements.