Form 10-K
period 2013-12-31
SAExploration Holdings, Inc.
filed 2014-04-03
CIK 1514732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35471

SAExploration Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-4867100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1160 Dairy Ashford, Suite 160, Houston, Texas	77079; and
3333 8th Street SE, 3rd Floor, Calgary, Alberta	T2G 3A4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (281) 258-4400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 Par Value	The NASDAQ Global Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Warrants, Each to Purchase One Share of Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was $64,404,673, calculated by reference to the closing price of $10.15 for the registrant’s common stock on The Nasdaq Global Market on that date.

Number of shares of Common Stock, $0.0001 par value, outstanding as of March 31, 2014: 14,870,549

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III, Items 10, 11, 12, 13 and 14, will be included in a definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

Exhibit Index Located on Page 41

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the federal securities laws, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as “expects,” “anticipates,” “believes,” “estimates,” “intends,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts,” “outlook” or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect events, new information or otherwise. Some of the important factors that could cause actual results to differ materially from our expectations are discussed below. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Factors that could cause actual results to vary materially from our expectations include the following:

•	fluctuations in the levels of exploration and development activity in the oil and gas industry;

•	intense industry competition;

•	limited number of customers;

•	credit risk related to our customers;

•	the availability of capital resources;

•	need to manage rapid growth;

•	delays, reductions or cancellations of service contracts;

•	operational disruptions due to seasonality and other external factors;

•	crew productivity;

•	whether we enter into turnkey or term contracts;

•	high fixed costs of operations;

•	substantial international business exposing us to currency fluctuations and global factors, including economic, political and military uncertainties;

•	ability to retain key executives; and

•	need to comply with diverse and complex laws and regulations.

You should refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report for specific risks which would cause actual results to be significantly different from those expressed or implied by any of our forward-looking statements. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, readers of this report are cautioned not to place undue reliance on the forward-looking statements.

PART I

ITEM 1. Business.

Overview

We were incorporated in Delaware on February 2, 2011, under the name Trio Merger Corp. as a blank check company in order to serve as a vehicle for the acquisition of a target business. On June 24, 2013, we completed a business combination in which the entity formerly known as SAExploration Holdings, Inc. (“Former SAE”) merged with and into our wholly-owned subsidiary Trio Merger Sub, Inc. (“Merger Sub”), with Merger Sub surviving (the “Merger”), and we operate the business of Former SAE which is a geophysical services company offering a full range of seismic data acquisition services in North America, South America and Southeast Asia to our customers in the oil and natural gas industry. Our services include the acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data on land, in transition zones and in shallow water, as well as seismic data field processing. Seismic data is used by our customers, which include national oil companies, major international oil companies and independent oil and gas exploration and production companies, to identify and analyze drilling prospects and maximize successful drilling.

We specialize in the acquisition of seismic data in logistically complex and challenging environments and delicate ecosystems, including jungle, mountain and arctic terrain, and have extensive experience in deploying personnel and equipment in remote locations, while maintaining a strong quality, health, safety and environmental (“QHSE”) track record. We operate crews around the world that are equipped with over 29,500 land and marine channels of seismic data acquisition equipment.

Our principal headquarters are located in Houston, Texas at 1160 Dairy Ashford, Suite 160, Houston, Texas, 77079, Telephone: (281) 258-4400, and our web address is www.saexploration.com. We do not intend for information contained in our website to be a part of this report.

Our operations in our various geographic locations are conducted through our subsidiary SAExploration, Inc. and its wholly-owned subsidiaries and branch offices in the United States (primarily Alaska), Canada, Peru, Colombia, Papua New Guinea, Brazil, Bolivia, Malaysia, and New Zealand.

Seismic Data Acquisition Services

We provide a full range of seismic data acquisition and infield processing services. We currently provide our services on only a proprietary basis to our customers and the seismic data acquired is owned by our customers once acquired.

Our seismic data acquisition services include the following:

•	Program Design

•	Planning and Permitting

•	Camp Services

•	Survey

•	Drilling

•	Recording

•	Reclamation

•	In-field Processing

Program Design, Planning and Permitting. The seismic survey is initiated at the time the customer requests a proposal to acquire seismic data on its behalf. We employ an experienced design team, including geophysicists with extensive experience in 2D, 3D and time-lapse 4D survey design, to assess and recommend acquisition parameters and technologies to best meet the customer’s exploration objectives. Our design team analyzes the request and works with the customer to put an operational, personnel and capital resource plan in place to execute and complete the project.

Once a seismic program is designed, we work with the customer to obtain the necessary permits from governmental authorities and access rights of way from surface and mineral estate owners or lessees where the survey is to be conducted. In most cases, the customer takes the lead in obtaining permits for seismic operations but we supplement these efforts by providing our expertise with the communities and local governments.

Camp Services. We have developed efficient processes for setting up, operating and dismantling field camps in challenging and remote project locations. We operate our camps to ensure the safety, comfort and productivity for the team working on each project and to minimize the environmental impact through the use of wastewater treatments, trash management, water purification, generators with full noise isolation and recycling areas.

In areas like South America and Papua New Guinea, logistical support needs to be in place to establish supply lines for remote jungle camps. To insure the quality of services delivered to these remote camps, we own 10 supply and personnel river boats to gain access to remote jungle areas. We also have five jungle camps and a series of 40 fly camps that act as advance camps from the main project camp. Each of these jungle base camps contains a full service medical facility complete with doctors and nurses in the remote chance it needs to stabilize any potential injuries for medical transport. The camps are equipped with full meal kitchens held to high standards of cleanliness, sleeping and recreational quarters, power supply, communications links, air support, water purification systems, black water purification systems, offices, repair garages, fuel storage and many more support services.

Survey and Drilling. In a typical seismic recording program, the first two stages of the program are survey and drilling. Once all of the permitting is completed, the survey crews enter the project areas and begin establishing the source and receiver placements in accordance with the survey design agreed to by the customer. The survey crew lays out the line locations to be recorded and, if explosives are being used, identifies the sites for shot-hole placement. The drilling crew creates the holes for the explosive charges that produce the necessary acoustical impulse.

The surveying and drilling crews may be employed by us or may be third party contractors depending on the nature of the project and its location. In North America, the surveying and drilling crews are typically provided by third party contractors and supervised by our personnel. In North America, our vibroseis source units consist of the latest source technology, including eight AHV IV 364 Commander Vibrators and six environmentally friendly IVI mini vibrators, complete with the latest Pelton DR electronics. In South America and Southeast Asia, we perform our own surveying and drilling, which is supported by up to 200 drilling units, including people portable, low impact self-propelled walk behind, track driven and heliportable deployed drilling rigs. Our senior drilling staff has a combined work experience of over 50 years in some of the most challenging environments in the world. On most programs there are multiple survey and drilling crews that work at a coordinated pace to remain ahead of the data recording crews.

Recording. We use equipment capable of collecting 2D, 3D, time-lapse 4D and multi-component seismic data. We utilize vibrator energy sources or explosives depending on the nature of the program. In addition, we have over 29,500 land and marine seismic channels and other equipment available through rental or long-term leasing sources. All of our systems record equivalent seismic information but vary in the manner by which seismic data is transferred to the central recording unit, as well as their operational flexibility and channel count expandability. We utilize 11,500 channels of Sercel 428/408 equipment, 6,000 channels of Fairfield Land Nodal equipment and 2,000 units Fairfield Ocean Bottom Nodal equipment and 10,000 channels of Oyo GSR equipment.

We have made significant capital investments to increase the recording capacity of our crews by increasing channel count and the number of energy source units we operate. This increase in channel count demand is driven by customer needs and is necessary in order to produce higher resolution images, increase crew efficiencies and undertake larger scale projects. In response to project-based channel requirements, we routinely deploy a variable number of channels with a variable number of crews in an effort to maximize asset utilization and meet customer needs. When recording equipment is at or near full utilization, we utilize rental equipment from strategic suppliers to augment our existing inventories. We believe we will realize the benefit of increased channel counts and flexibility of deployment through increased crew efficiencies, higher revenues and increased margins.

During the past three years, we dedicated a significant portion of our capital investment to purchasing and leasing wireless recording systems rather than the traditional wired systems. We utilize this equipment as primarily stand-alone recording systems, but on occasion it is used in conjunction with cable-based systems. The wireless recording systems allow us to gain further efficiencies in data recording and provide greater flexibility in the complex environments in which we operate. In addition, we have realized increased crew efficiencies and lessened the environmental impact of our seismic programs due to the wireless recording systems because they require presence of fewer personnel and less equipment in the field. We believe we will experience continued demand for wireless recording systems in the future.

We also utilize multi-component recording equipment on certain projects to further enhance the quality of data acquired and help our customers enhance their development of producing reservoirs. Multi-component recording involves the collection of different seismic waves, including shear waves, which aids in reservoir analysis such as fracture orientation and intensity in shales and allows for more descriptive rock properties. We maintain a surplus of equipment, and augment our needs with leased equipment from time to time, to provide additional operational flexibility and to allow us to quickly deploy additional recording channels and energy source units as needed to respond to customer demand.

Reclamation. We have experienced teams responsible for reclamation in the areas where work has been performed so as to minimize the environmental footprint from the seismic program. These programs can include reforestation or other activities to restore the natural landscape at our worksites.

In-field Processing. Our knowledgeable and experienced team provides our customers with superior quality field processing. Our quality control applications are appropriate for identifying and analyzing ambient noise, evaluating field parameters and supporting obstacle-recovery strategies. Using the latest hardware and software, our technical and field teams electronically manage customer data from the field to the processing office, minimizing time between field production and processing. For full seismic processing, we use software from a variety of global suppliers. All the steps employed in our basic processing sequence are tailored to the particular customer project and objectives. We implement strict quality control processes to meet or surpass industry-established standards. Currently, we do not acquire data for our own account or for future sale, maintain multi-customer data libraries or participate in oil and gas ventures. The results of a seismic survey conducted for a customer belong to that customer. All of our customers’ information is maintained in strict confidence.

Markets and Trends

North America

The North American market is a stabilized and sustained market for 3D seismic data acquisition. Use of 3D technology is the norm in the Lower 48 United States and Canada as international oil companies seek to maximize the efficiency of their reservoirs and reduce exploration risk.

We expanded into North America in 2011 through our acquisitions of Datum Exploration Ltd. in Canada and Northern Exploration Services in Alaska. With each of those acquisitions, we brought on board personnel with extensive operations experience in each location. Our operations in the North American market are consistent with our strategy to help increase our equipment utilization rates, while concurrently increasing margins, by balancing growth in North and South America, which have complementary operating seasons.

South America

South American countries continue to expand and develop, demanding significantly more energy to fuel their growth. As the political environments stabilize, oil companies are increasing operations in the market and are seeking experienced seismic service providers with complex environment know-how, strong QHSE records and excellent relations with local communities to satisfy their seismic needs.

We have maintained operations in South America since 2006 while further growing our presence in Bolivia, Brazil, Colombia, and Peru.

Southeast Asia

Exploration activities in Southeast Asia have continued to increase along with the demand for energy in that region. In 2010, we entered the Southeast Asian market by commencing operations in Papua New Guinea for one of our major long-time customers. We have expanded our operations in Southeast Asia into New Zealand and shallow-water marine work in Malaysia. During 2013, we also opened an office in Malaysia to pursue significant opportunities within the region.

Africa

During the last part of 2013 we began the process of opening an office in Ethiopia. We will proceed with establishing a legal entity in Ethiopia and pursuing opportunities in North Africa. The projects in North Africa are consistent with our strategy of operating in logistically complex regions.

Strengths

Extensive experience in challenging environments. We specialize in seismic data acquisition services in logistically challenging environments on land, in transition zones and in shallow water. We believe that our extensive experience operating in such complex locations, including our expertise in logistics management and deploying personnel and equipment customized for the applicable environment, provides us with a significant competitive advantage.

All of our remote area camps, drills and support equipment are easily containerized and made for efficient transport to locations anywhere in the world. We employ a sophisticated tracking system in all of our vehicles, boats, aircraft support and in some cases personnel so we know where our equipment is located at all times. All of our boats contain radar systems to avoid potential collisions with less sophisticated traffic on the waterways. We employ recording technology that is primarily adapted for the environments in which we typically operate, however, the systems can easily be utilized in most environments. We have a logistical support department that works with management to focus on keeping our equipment strategically located in areas of high utilization.

Global operations with expansion in high-growth markets. We operate in markets within key high growth regions around the world and continue to expand our presence in those markets. Our experience includes projects in Alaska, Bolivia, Brazil, Colombia, Peru, Canada, Malaysia, Papua New Guinea and New Zealand, where exploration activity is increasing due to governmental incentives and the stabilization of regulatory and financial environments, and we maintain local offices in each of those areas.

Strong QHSE performance record. Stringent QHSE processes are the foundation of all our projects. Our highly trained and qualified QHSE team has extensive experience working in diverse ecosystems and complex cultural environments. This experience allows us to deliver high quality data and efficient operations through systems and processes designed to minimize health and safety risk and overall environmental impact.

Blue chip, loyal customer base. Members of our management team have long-standing relationships extending over 30 years with many of the largest oil and gas companies in the world. Our global operating footprint allows us to leverage those relationships throughout the world, and our prior performance for those customers enhances our ability to obtain new business from both existing and new customers.

Highly experienced management team with significant ongoing ownership. Our senior executive management team has an average of over 30 years of experience in seismic services. The experience, knowledge base and relationships that our management team has built over the years enhance our operating and marketing capabilities and underlie our strong reputation in the industry. Our services are marketed by supervisory and executive personnel who contact customers to determine geophysical needs and respond to customer inquiries regarding the availability of crews or processing schedules.

Our management currently owns approximately one-third of our outstanding equity and has voting control over a majority of our outstanding equity, which qualifies us as a “controlled company.” This provides a strong alignment of the financial interests of our executives and stockholders.

Strategy

We believe we have a strategic advantage over a substantial number of our competitors in the areas in which we operate because of our expertise in logistics and our ability to provide a complete solution in remote and complex areas.

Our strategy is to add value for our customers through a material reduction of the following risks:

•	Exploration risk — we deliver consistent high-quality seismic data utilizing the most advanced technology;

•	Data acquisition risk — we fulfill our promises regarding the timing, quality and scope of our services;

•	Reputation risk — we attract and retain highly skilled and experienced professionals who embody our strong focus on customer service, safety and environmental safeguards; and

•	QHSE risk — we place the highest priority on the health and safety of our workforce, the protection of our assets, the environment and the communities where we conduct our work, and we strive for continual improvement in all QHSE aspects.

We enable this strategy by continuing to pursue excellence in the following activities:

•	Building and maintaining mutually beneficial, long-term relationships with customers;

•	Aggressively marketing our capabilities and customer-value added proposition;

•	Continually monitoring technological developments in the industry, and implementing cutting-edge technologies that can give us a competitive advantage;

•	Sharing best practices across regions to ensure the consistent delivery of high quality service; and

•	Continuing to seek innovative ideas to reduce the seasonal gaps in our equipment utilization rates.

Seasonal Variation in Business

Seismic data acquisition services are performed outdoors and, consequently, are subject to weather and seasonality. Particularly in Canada and Alaska, the primary season for seismic data acquisition is during the winter, from approximately December to April, since much of the terrain for seismic data acquisition cannot be accessed until the ground has frozen. The weather conditions during this time of year can affect the timing and efficiency of operations. In addition, this prime season can be shortened by warmer weather conditions.

In South America and Southeast Asia, our operations are affected by the periods of heavy rain in the areas where seismic operations are conducted. Specifically, the jungle areas of Peru and Colombia are affected by heavy rain during certain parts of the year so we must either avoid taking projects during these time periods or limit the weather risk in a particular customer contract. Many of the heavy rain periods in South America, though, are during the high season for Canada and Alaska so there are opportunities to maximize the utilization of equipment and personnel by moving them between these regions to take advantage of the different high seasons.

In all areas of operation, the weather is an uncontrollable factor that affects our operations at various times of the year. We try to minimize these risks during the bidding process by utilizing the expertise of our personnel as to the weather in a particular area and through the negotiation of downtime clauses in our contracts with our customers. Due to the unpredictability of weather conditions, there may be times when adverse conditions substantially affect our operations and the financial results of a particular project may be impacted.

Marketing

Our services are marketed from our various offices around the world. We have a corporate business development and marketing staff and also have local managers who interact with customers in each country of operations. Through these customer interactions, we are able to remain updated on a customer’s upcoming projects in the area and to work with the customer on projects in other countries.

Contracts are obtained either by direct negotiation with a prospective customer or through competitive bidding in response to invitations to bid. Most of our revenue historically has been generated through repeat customer sales and new sales to customers referred by existing and past customers. In addition, a significant portion of our engagements results from competitive bidding. Contracts are awarded primarily on the basis of price, experience, availability, technological expertise and reputation for dependability and safety. With the involvement and review of senior management, bids are prepared by knowledgeable regional operations managers who understand their respective markets, customers and operating conditions and who communicate directly with existing and target customers during the bid preparation process.

We also work closely with customers on a direct award basis to plan particular seismic data acquisition projects. Due to the complexity of the areas where we do business, these projects can take a number of months in planning and consulting with the customer on exploration goals and parameters of the projects to fit within a particular budget. By working closely with the customer, we are able to acquire seismic data for a project efficiently and within the customer’s required timeframe.

Contracts

We conduct data acquisition services under master service agreements with our customers that set forth certain obligations of our customers and us. A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party on short notice, is entered into for every data acquisition project. The supplemental agreements are either “turnkey” agreements that provide for a fixed fee to be paid to us for each unit of data acquired, or “term” agreements that provide for a fixed hourly, daily or monthly fee during the term of the project.

Turnkey agreements generally mean more profit potential, but involve more risks due to potential crew downtimes or operational delays. We attempt to negotiate on a project-by-project basis some level of weather downtime protection within the turnkey agreements. Under term agreements, we are ensured a more consistent revenue stream with improved protection from crew downtime or operational delays, but with a decreased profit potential.

Customers

Our customers include national and international oil companies and independent oil and gas exploration and production companies. Our revenues are derived from a concentrated customer base. During the year ended December 31, 2013, we had two customers that represented 52% of our consolidated revenue for the period. During the year ended December 31, 2012, we had three customers that individually exceeded 10% of our consolidated revenue and in the aggregate represented 56% of consolidated revenue for the period. Based on the nature of our contracts and customer projects, our significant customers can change from year to year and the significant customers in any year may not be indicative of the largest customers in any subsequent year. However, we had a significant customer in 2012 and in 2013. In 2012, our significant customer represented 33% of our consolidated revenue for the year ended December 31, 2012. In 2013, our significant customer represented 32% of our consolidated revenue for the year ended December 31, 2013.

Competition

The acquisition of seismic data for the oil and gas industry is a highly competitive business. Factors such as price, experience, availability, technological expertise and reputation for dependability and safety of a crew significantly affect a potential customer’s decision to award a contract to us or one of our competitors.

Our competitors include much larger companies with greater financial resources, more available equipment and more crews, as well as companies of comparable and smaller sizes. Our primary competitors are Compagnie Générale de Géophysique (CGG), Geokinetics, Inc., Global Geophysical Services, Inc. and ION Geophysical Corporation. In addition to those companies, we also compete for projects from time to time with smaller seismic companies that operate in local markets.

Intellectual Property

We rely on certain proprietary information, proprietary software, trade secrets and confidentiality and licensing agreements to conduct our operations. We continually strive to improve our operating techniques and technologies, through internal development activities and working with vendors to develop new processes and technologies to maintain pace with industry innovation. Through this process, we have developed certain proprietary processes and methods of doing business, particularly with respect to logistics. Although those processes and methods may not be patentable, we seek to protect our proprietary information by entering into confidentiality agreements with our key managers and customers.

Equipment Acquisitions and Capital Expenditures

We funded most of our capital expenditures and working capital needs within the past year with cash from operations and borrowings under our $80 million senior Credit Agreement (as amended, the “2012 Credit Agreement”). We commit capital funds to purchase or lease the equipment we deem most effective to conduct our operations and implement our business strategy. Purchasing new assets and upgrading existing capital assets requires a commitment to capital spending. During 2012, we made capital expenditures of approximately $41.7 million, which was used to invest in additional seismic acquisition systems and vibroseis equipment and make technical improvements to existing equipment. During 2013, we made capital expenditures of approximately $11.1 million, which included mostly seismic acquisition equipment. Any major capital expenditures during 2014 will be presented to our board of directors for approval up to a maximum of $18 million, which is the limitation under our 2012 Credit Agreement.

Government and Environmental Regulations

Our operations are subject to various international, federal, provincial, state and local laws and regulations. Those laws and regulations govern various aspects of operations, including the discharge of explosive materials into the environment, requiring the removal and clean-up of materials that may harm the environment or otherwise relating to the protection of the environment and access to private and governmental land to conduct seismic surveys. We believe we have conducted our operations in material compliance with applicable laws and regulations governing our activities.

The costs of acquiring permits and remaining in compliance with environmental laws and regulations, title research, environmental studies and surveys are generally borne by our customers. Although our direct costs of complying with applicable laws and regulations have historically not been material, the changing nature of such laws and regulations makes it impossible to predict the cost or impact of such laws and regulations on future operations. Additional United States or foreign government laws or regulations would likely increase the compliance and insurance costs associated with our customers’ operations. Significant increases in compliance expenses for customers could have a material adverse effect on customers’ operating results and cash flows, which could also negatively impact the demand for our services.

Employees and Subcontractors

As of February 28, 2014, we had 3,800 employees, 176 of whom were located in the United States. From time to time and on an as-needed basis, we supplement our regular workforce with individuals that we hire temporarily or as independent contractors in order to meet certain business needs. Our U.S. employees are not represented by any collective bargaining agreement, and we believe that our employee relations are good.

Generally the choice of whether to subcontract out services depends on the expertise available in a certain region and whether that expertise is more efficiently hired through subcontractors or by using our own labor force. For the most part, services are subcontracted within North America and our personnel are used in other regions where we operate. When subcontractors are used, we manage them and require that they comply with our work policies and QHSE systems.

ITEM 1A. Risk Factors.

Our business, financial position, results of operations or liquidity could be adversely affected by any of these risks. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or operations. Any adverse effect on our business, financial position, results of operations or liquidity could result in a decline in the value of our common stock and other securities.

Risks Relating to Our Business

Our business largely depends on the levels of exploration and development activity in the oil and natural gas industry, a historically cyclical industry. A decrease in this activity caused by low oil and gas prices, reduced demand or other factors will have an adverse effect on our business, liquidity and results of operations.

Demand for our services depends upon the level of spending by oil and natural gas companies for exploration, production, development and field management activities, which depend, in part, on oil and natural gas prices. The markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future. In addition to the market prices of oil and natural gas, our customers’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control. A decline in oil and natural gas exploration activities and commodity prices may adversely affect the demand for our services and our results of operations.

Factors affecting the prices of oil and natural gas and our customers’ desire to explore, develop and produce include:

•	the level of supply and demand for oil and natural gas;

•	expectations about future prices for oil and natural gas;

•	the worldwide political, military and economic conditions;

•	the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices for oil;

•	the rate of discovery of new oil and gas reserves and the decline of existing oil and gas reserves;

•	the cost of exploring for, developing and producing oil and natural gas;

•	the ability of exploration and production companies to generate funds or otherwise obtain capital for exploration, development and production operations;

•	technological advances affecting energy exploration, production and consumption;

•	government policies, including environmental regulations and tax policies, regarding the exploration for, production and development of oil and natural gas reserves, the use of fossil fuels and alternative energy sources and climate change; and

•	weather conditions, including large-scale weather events such as hurricanes that affect oil and gas operations over a wide area or affect prices.

We cannot assure you that the exploration and development activities by our customers will be maintained at current levels. Any significant decline in exploration or production-related spending by our customers, whether due to a decrease in the market prices for oil and natural gas or otherwise, would have a material adverse effect on our results of operations. Additionally, increases in oil and gas prices may not increase demand for our products and services or otherwise have a positive effect on our results of operations or financial condition.

Our revenues are subject to fluctuations that are beyond our control, which could adversely affect our results of operations in any financial period.

Our operating results may vary in material respects from quarter to quarter. Factors that cause variations include the timing of the receipt and commencement of contracts for seismic data acquisition, processing or interpretation and customers’ budgetary cycles, all of which are beyond our control. In addition, in any given period, we could have idle crews which result in a significant portion of our revenues, cash flows and earnings coming from a relatively small number of crews. Lower crew utilization rates can be caused by land access permit and weather delays, seasonal factors such as holiday schedules, shorter winter days or agricultural or hunting seasons, and crew repositioning and crew utilization and productivity. Additionally, due to location, service line or particular project, some of our individual crews may achieve results that are a significant percentage of our consolidated operating results. Should any of our crews experience changes in timing or delays due to one or more of these factors, our financial results could be subject to significant variations from period to period. Combined with our fixed costs, these revenue fluctuations could also produce unexpected adverse results of operations in any fiscal period.

In addition to the above potential fluctuations in our revenue, we may also have significant third-party pass-through costs that are reflected in our revenues but correspond to a very small administrative margin charged to the customer. Therefore, our revenues for certain periods may include a large amount of these third-party charges and can cause our gross profit margin to be lower.

Revenues derived from our projects may not be sufficient to cover our costs of completing those projects or may not result in the profit we anticipated when we entered into the contract.

Our revenue is determined, in part, by the prices we receive for our services, the productivity of our crews and the accuracy of our cost estimates. The productivity of our crews is partly a function of external factors, such as weather and third party delays, over which we have no control. In addition, cost estimates for our projects may be inadequate due to unknown factors associated with the work to be performed and market conditions, resulting in cost over-runs. If our crews encounter operational difficulties or delays, or if we have not correctly priced our services, our results of operation may vary and, in some cases, may be adversely affected.

Our projects are performed on both a turnkey basis where a defined amount and scope of work is provided by us for a fixed price and additional work, which is subject to customer approval, is billed separately, and on a term basis where work is provided by us for a fixed hourly, daily or monthly fee. Our current projects are operated under a close to even mix of turnkey agreement and term agreements but the relative percentages can vary widely from time to time. The revenue, cost and gross profit realized on a turnkey contract can vary from our estimated amount because of changes in job conditions, variations in labor and equipment productivity from the original estimates, and the performance of subcontractors. In addition, if conditions exist on a particular project that were not anticipated in the customer contract such as excessive weather delays, community issues, governmental issues or equipment failure, then the revenue timing and amount from a project can be affected substantially. Turnkey contracts may also cause us to bear substantially all of the risks of business interruption caused by weather delays and other hazards. Those variations, delays and risks inherent in billing customers at a fixed price may result in us experiencing reduced profitability or losses on projects.

The high fixed costs of our operations could result in operating losses.

We are subject to high fixed costs, which primarily consist of depreciation and maintenance expenses associated with our equipment, certain crew costs and interest expense under our 2012 Credit Agreement. During 2013, we increased our shallow-water operations, which inherently carry higher fixed costs. Extended periods of significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays or other causes could negatively affect our results and have a material adverse effect on our financial condition and results of operations because we will not be able to reduce our fixed costs as fast as revenues decline.

Our results of operations could be adversely affected by asset impairments.

We periodically review our portfolio of equipment for impairment. A prolonged downturn could affect the carrying value of our goodwill and require us to recognize a loss. We may be required to write down the value of our equipment if the present value of future cash flows anticipated to be generated from the related equipment falls below net book value. A decline in oil and natural gas prices, if sustained, can result in future impairments. Because the impairment of long-lived assets or goodwill would be recorded as an operating expense, such a write-down would negatively affect our net income and may result in a breach of certain of our financial covenants under our 2012 Credit Agreement.

Our working capital needs are difficult to forecast and may vary significantly, which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all.

Our working capital needs are difficult to predict with certainty. Our available cash varies in material respects as a result of, among other things, the timing of our projects, our customers’ budgetary cycles and our receipt of payment. Our working capital requirements continue to increase, primarily due to the expansion of our infrastructure in response to our continued growth and expansion of operations and the need to keep pace with technological advances. In order to remain competitive, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. In addition, some of our larger projects require significant upfront costs. We therefore may be subject to significant and rapid increases in our working capital needs that could require us to seek additional financing sources. Restrictions in our debt agreements may impair our ability to obtain other sources of financing, and access to additional sources of financing may not be available on terms acceptable to us, or at all.

Our operations are subject to weather and seasonality, which may affect our ability to timely complete projects.

Our seismic data acquisition services are performed outdoors and are therefore subject to weather and seasonality. In Canada and Alaska, the primary season for seismic data acquisition is during the winter, from December to April, as many areas are only accessible when the ground is frozen. The weather conditions during this time of year can affect the timing and efficiency of operations. In addition, this prime season can be shortened by warmer weather conditions.

In South America and Southeast Asia, our operations are affected by the periods of heavy rain in the areas where seismic operations are conducted. Many of the heavy rain periods in South America, though, are during the high season for Canada and Alaska so there are opportunities to maximize the utilization of equipment and personnel by moving them between these regions to take advantage of the different high seasons.

In all areas in which we operate, the weather is an uncontrollable factor that affects our operations at various times of the year. We try to minimize these risks during the bidding process by utilizing the expertise of our personnel as to the weather in a particular area and through the negotiation of downtime clauses in our contracts with our customers. Due to the unpredictability of weather conditions, there may be times when adverse conditions may cause our operations to be delayed and result in additional costs and may negatively affect our results of operations.

Our operations are subject to delays related to obtaining government permits and land access rights from third parties which could result in delays affecting our results of operations.

Our seismic data acquisition operations could be adversely affected by our inability to obtain timely right of way usage from both public and private land and/or mineral owners. We cannot begin surveys on property without obtaining any required permits from governmental entities as well as the permission of the private landowners who own the land being surveyed. In recent years, it has become more difficult, costly and time-consuming to obtain access rights of way as drilling activities have expanded into more populated areas. Additionally, while landowners generally are cooperative in granting access rights, some have become more resistant to seismic and drilling activities occurring on their property. In addition, governmental entities do not always grant permits within the time periods expected. Delays associated with obtaining such permits and rights of way may negatively affect our results of operations.

Our backlog can vary significantly from time to time and our backlog estimates are based on certain assumptions and are subject to unexpected adjustments and cancellations and thus may not be timely converted to revenues in any particular fiscal period, if at all, or be indicative of our actual operating results for any future period.

Our backlog estimates represent those seismic data acquisition projects for which a customer has executed a contract and has a scheduled start date for the project. Our backlog can vary significantly from time to time, particularly if the backlog is made up of multi-year contracts with some of our more significant customers. Backlog estimates are based on a number of assumptions and estimates including assumptions related to foreign exchange rates and proportionate performance of contracts. The realization of our backlog estimates is further affected by our performance under term rate contracts, as the early or late completion of a project under term rate contracts will generally result in decreased or increased, as the case may be, revenues derived from those projects. Contracts for services are also occasionally modified by mutual consent and often can be terminated for convenience by the customer. Because of potential changes in the scope or schedule of our customers’ projects, and the possibility of early termination of customer contracts, we cannot predict with certainty when or if our backlog will be realized. Material delays, payment defaults or cancellations on the underlying contracts could reduce the amount of backlog currently reported and, consequently, could inhibit the conversion of that backlog into revenues.

We face intense competition in our business that could result in downward pricing pressure and the loss of market share.

Competition among seismic contractors historically has been, and likely will continue to be, intense. Competitive factors have in recent years included price, crew experience, equipment availability, technological expertise and reputation for quality and dependability. We also face increasing competition from nationally owned companies in various international jurisdictions that operate under less significant financial constraints than those we experience. Many of our competitors have greater financial and other resources, more customers, greater market recognition and more established relationships and alliances in the industry than we do. They and other competitors may be better positioned to withstand and adjust more quickly to volatile market conditions, such as fluctuations in oil and natural gas prices and production levels, as well as changes in government regulations. Additionally, the seismic data acquisition business is extremely price competitive and has a history of protracted periods of months or years where seismic contractors under financial duress bid jobs at unattractive pricing levels and therefore adversely affect industry pricing. Competition from those and other competitors could result in downward pricing pressure, which could adversely affect our margins, and could result in the loss of market share.

Capital requirements for the technology we use are significant. If we are unable to finance these requirements, we may not be able to maintain our competitive advantage.

Seismic data acquisition technologies historically have steadily improved and progressed, and we expect this trend to continue. Manufacturers of seismic equipment may develop new systems that have competitive advantages relative to systems now in use that either render the equipment we currently use obsolete or require us to make substantial capital expenditures to maintain our competitive position. In order to remain competitive, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities.

Our capital requirements, which are primarily the cost of equipment, are significant. We attempt to minimize our capital expenditures by restricting our purchase of equipment to equipment that we believe will remain highly utilized, and we strategically rent equipment utilizing the most current technology to cover peak periods in equipment demands. We may not be able to finance all of our capital requirements, however, when and if needed, to acquire new equipment. If we are unable to do so, it may have a material negative impact on our operations and financial condition.

We are dependent upon a small number of significant customers.

We derive a significant amount of our revenues from a small number of oil and gas exploration and development companies. Our revenues are derived from a concentrated customer base. During the year ended December 31, 2013, two customers aggregated 52% of our consolidated revenue for the period. During the year ended December 31, 2012, three customers aggregated 56% of our consolidated revenue for the period. Our contracts with these customers, as with certain of our other contracts, may be terminated by the customers at any time for convenience. If any of our significant customers were to terminate their contracts with us or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties or for any other reason, our business, financial condition and results of operations could be materially and adversely affected. However, we had a significant customer in 2012 and in 2013. In 2012, our significant customer represented 33% of our consolidated revenue for the year ended December 31, 2012. In 2013, our significant customer represented 32% of our consolidated revenue for the year ended December 31, 2013.

We operate under hazardous conditions that subject us and our employees to risk of damage to property or personal injury and limitations on our insurance coverage may expose us to potentially significant liability costs.

Our activities are often conducted in dangerous environments and include hazardous conditions, including operation of heavy equipment, the detonation of explosives, and operations in remote areas of developing countries. Operating in such environments, and under such conditions, carries with it inherent risks, such as loss of human life or equipment, as well as the risk of downtime or reduced productivity resulting from equipment failures caused by an adverse operating environment. Those risks could cause us to experience injuries to our personnel, equipment losses, and interruptions in our business.

Although we maintain what we believe is prudent insurance protection that is consistent with industry practice, our insurance contains certain coverage exclusions and policy limits. There can be no assurance that our insurance will be sufficient or adequate to cover all losses or liabilities or that insurance will continue to be available to us on acceptable terms, or at all. Further, we may experience difficulties in collecting from insurers as such insurers may deny all or a portion of our claims for insurance coverage. A successful claim for which we are not fully insured, or which is excluded from coverage or exceeds the policy limits of our applicable insurance, could have a material adverse effect on our financial condition.

We may be held liable for the actions of our subcontractors.

We often work as the general contractor on seismic data acquisition surveys and consequently engage a number of subcontractors to perform services and provide products. While we generally obtain contractual indemnification and insurance covering the acts of those subcontractors, and require the subcontractors to obtain insurance for our benefit, there can be no assurance we will not be held liable for the actions of those subcontractors. In addition, subcontractors may cause damage or injury to our personnel and property that is not fully covered by insurance or by claims against the subcontractors.

Our agreements with our customers may not adequately protect us from unforeseen events or address all issues that could arise with our customers. The occurrence of unforeseen events or disputes with customers not adequately addressed in the contracts could result in increased liability, costs and expenses for our projects.

We enter into master service agreements with many of our customers that allocate certain operational risks. Despite the inclusion of risk allocation provisions in our agreements, our operations may be affected by a number of events that are unforeseen or not within our control and our agreements may not adequately protect us from each possible event. If an event occurs which we have not contemplated or otherwise addressed in our agreement we, and not our customer, will likely bear the increased cost or liability. To the extent our agreements do not adequately address those and other issues, or we are not able to successfully resolve resulting disputes, we may incur increased liability, costs and expenses. This may have a material adverse effect on our results of operations.

We, along with our customers, are subject to compliance with governmental laws and regulations that may expose us to significant costs and liabilities and may adversely affect the demand for our services.

Our operations, and those of our customers, are subject to a variety of federal, provincial, state and local laws and regulations in the United States and foreign jurisdictions, including stringent laws and regulations relating to protection of the environment. Those laws and regulations may impose numerous obligations that are applicable to our operations including:

•	the acquisition of permits before commencing regulated activities; and
•	the limitation or prohibition of seismic activities in environmentally sensitive or protected areas such as wetlands or wilderness areas.

Numerous governmental authorities, such as the U.S. Environmental Protection Agency (the “EPA”) and analogous state agencies in the United States and governmental bodies with control over environmental matters in foreign jurisdictions, have the power to enforce compliance with those laws and regulations and any permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with those laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations.

We expend financial and managerial resources to comply with all the laws and regulations applicable to our operations. The fact that such laws or regulations change frequently makes it impossible for us to predict the cost or impact of such laws and regulations on our future operations. The adoption of laws and regulations that have the effect of reducing or curtailing exploration and production activities by energy companies could also adversely affect our results of operations by reducing the demand for our services.

Our operations outside of the United States are subject to additional political, economic, and other uncertainties that could adversely affect our business, financial condition, results of operations, or cash flows, and our exposure to such risks will increase as we expand our international operations.

Our operations outside of North America accounted for approximately 58% of our consolidated revenue in 2013 and 53% of our consolidated revenue in 2012. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, and especially those with emerging markets. As we continue to increase our presence in those countries, our operations will encounter the following risks, among others:

•	government instability, which can cause our potential customers to withdraw or delay investment in capital projects, thereby reducing or eliminating the viability of some markets for our services;

•	potential expropriation, seizure, nationalization or detention of assets;

•	risks relating to foreign currency, as described below;

•	import/export quotas;

•	civil uprisings, riots and war, which can make it unsafe to continue operations, adversely affect both budgets and schedules and expose us to losses;

•	availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy, which limit the importation of qualified crew members or specialized equipment in areas where local resources are insufficient;

•	laws, regulations, decrees and court decisions under legal systems that are not always fully developed and that may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs, as well as delays which may result in real or opportunity costs; and

•	terrorist attacks, including kidnappings of our personnel.

If any of those or other similar events should occur, it could have a material adverse effect on our financial condition and results of operations.

We are subject to taxation in many foreign jurisdictions and the final determination of our tax liabilities involves the interpretation of the statutes and requirements of taxing authorities worldwide. Our tax returns are subject to routine examination by taxing authorities, and those examinations may result in assessments of additional taxes, penalties and/or interest.

Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not succeed in developing and implementing policies and strategies that are effective in each location where we do business, and we may experience project disruptions and losses, which could negatively affect our profitability.

Our results of operations can be significantly affected by foreign currency fluctuations and regulations.

A portion of our revenues is derived in the local currencies of the foreign jurisdictions in which we operate. Accordingly, we are subject to risks relating to fluctuations in currency exchange rates. In the future, and especially as we further expand our sales in international markets, our customers may increasingly make payments in non-U.S. currencies. Fluctuations in foreign currency exchange rates could affect our sales, cost of sales and operating margins. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not actively traded. We cannot predict the effect of future exchange rate fluctuations on our operating results.

In addition, we are subject to risks relating to governmental regulation of foreign currency, which may limit our ability to:

•	transfer funds from or convert currencies in certain countries;

•	repatriate foreign currency received in excess of local currency requirements; and

•	repatriate funds held by our foreign subsidiaries to the United States at favorable tax rates.

As we continue to increase our operations in foreign countries, there is an increased risk that foreign currency controls may create difficulty in repatriating profits from foreign countries in the form of taxes or other restrictions, which could restrict our cash flow.

Principally in the United States and to a lesser degree in other countries, current and future legislation or regulation relating to climate change or hydraulic fracturing could negatively affect the exploration and production of oil and gas and adversely affect demand for our services.

In response to concerns suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHG”) (including carbon dioxide and methane), may be contributing to global climate change, legislative and regulatory measures to address the concerns are in various phases of discussion or implementation at the national and state levels. Many states, either individually or through multi-state regional initiatives, have already taken legal measures intended to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap and trade programs.

Although various climate change legislative measures have been under consideration by the U.S. Congress, it is not possible at this time to predict whether or when Congress may act on climate change legislation. The EPA has promulgated a series of rulemakings and taken other actions that the EPA states will result in the regulation of GHG as “air pollutants” under the existing federal Clean Air Act. Furthermore, in 2010, EPA regulations became effective that require monitoring and reporting of GHG emissions on an annual basis, including extensive GHG monitoring and reporting requirements. While this rule does not control GHG emission levels from any facilities, it will cause covered facilities to incur monitoring and reporting costs. Moreover, lawsuits have been filed seeking to require individual companies to reduce GHG emissions from their operations.

This increasing focus on global warming may result in new environmental laws or regulations that may negatively affect us, our suppliers and our customers. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that get passed on to us. Moreover, passage of climate change legislation or other legislative or regulatory initiatives that regulate or restrict emissions of GHG may curtail production and demand for fossil fuels such as oil and gas in areas where our customers operate and thus adversely affect future demand for our services. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial position, results of operations and prospects.

Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to require or make more stringent the permitting, reporting and compliance requirements for hydraulic fracturing operations. These legislative and regulatory initiatives imposing additional reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult or costly to complete natural gas wells. Shale gas cannot be economically produced without extensive fracturing. In the event such initiatives are successful, demand for our seismic acquisition services may be adversely affected.

As a company subject to compliance with the Foreign Corrupt Practices Act (the “FCPA”), our business may suffer because our efforts to comply with U.S. laws could restrict our ability to do business in foreign markets relative to our competitors who are not subject to U.S. law. Any determination that we or our foreign agents have violated the FCPA may adversely affect our business and operations.

We operate in certain parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that U.S. law and regulations prohibit us from using.

As a U.S. corporation, we are subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. In particular, we may be held liable for actions taken by our strategic or local partners even though our partners are not subject to the FCPA. Any such violations could result in substantial civil and/or criminal penalties and might adversely affect our results of operations and our ability to continue to work in those countries.

We may be unable to attract and retain executive officers and skilled and technically knowledgeable employees, which could adversely affect our business.

Our continued success depends upon retaining and attracting executive officers and highly skilled employees. A number of our executive officers and employees possess many years of industry experience and are highly skilled, and members of our management team also have relationships with oil and gas companies and others in the industry that are integral to our ability to market and sell our services. Our inability to retain such individuals could adversely affect our ability to compete in the seismic service industry. We may face significant competition for such skilled personnel, particularly during periods of increased demand for seismic services. Although we utilize employment agreements, stock-based compensation and other incentives to retain certain of our key employees, there is no guarantee that we will be able to retain those personnel.

If we do not manage our recent growth and future expansion effectively, our results of operations could be adversely affected.

We have experienced significant growth to date. Our growth has placed, and is expected to continue to place, significant demands on our personnel, management, infrastructure and support mechanisms and other resources. We must continue to improve our operational, financial, management, legal compliance and information systems to keep pace with the growth of our business. We may also expand through the strategic acquisition of companies and assets. We must plan and manage any acquisitions effectively to achieve revenue growth and maintain profitability in our evolving market. If we fail to manage our growth effectively, our results of operations could be adversely affected.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations. Compliance with these rules and regulations will make some activities more difficult, time-consuming or costly, increase demand on our systems and resources and cause us to incur significant legal, accounting and other expenses that we did not incur as a private company.

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the national securities exchanges, establish certain requirements for the corporate governance practices of public companies. For example, as a result of becoming a public company, we have additional board committees and are required to maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results.

We have had material weaknesses in our internal control over financial reporting, as described below. Any inability on our part to assert that our internal control over financial reporting is effective could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. Because we are a smaller reporting company, our independent auditor will not be required to issue an attestation report regarding our internal control over financial reporting in the annual reports that we file with the SEC on Form 10-K. We will remain a smaller reporting company as long as the market value of our securities held by non-affiliates is below $75 million, as of the end of our second fiscal quarter each year.

In addition to increased legal and financial compliance costs and required management attention, we also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Though we cannot accurately predict the amount of additional costs we may incur, or the timing of such costs, we currently estimate that we will incur approximately $1 million of annual recurring general and administrative costs for as a result of being a public company.

Our debt burden could adversely affect our liquidity and results of operations.

As of December 31, 2013, we had approximately $93.6 million of total indebtedness net of unamortized discount (comprised primarily of our $80 million 2012 Credit Agreement, which bears interest at a fixed rate of 13.5% per annum and the $17.5 million notes payable to Former SAE stockholders, which bears interest at a fixed rate of 10.0% per annum). We may not be able to generate sufficient cash to service our debt or sufficient earnings to cover fixed charges and fees in future years. If we increase our borrowings under the 2012 Credit Agreement or other new debt is added to our current debt levels, the related risks for us could intensify.

Our debt burden could have important consequences. In particular, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures and other general corporate purposes;

•	limit, along with the financial and other restrictive covenants of our indebtedness, among other things, our ability to borrow additional funds;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

•	limit our ability to make capital expenditures;

•	increase our vulnerability to general adverse economic and industry conditions; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

Our debt agreements contain restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

Our 2012 Credit Agreement contains restrictive covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends;

•	repay subordinated debt prior to its maturity;

•	grant additional liens on our assets;

•	enter into transactions with our affiliates;

•	repurchase stock;

•	make certain investments or acquisitions of substantially all or a portion of another entity’s business assets;

•	undergo a change of control; and

•	merge with another entity or dispose of our assets.

Complying with these covenants may limit our ability to respond to changes in market conditions or pursue business opportunities that would otherwise be available to us.

If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default under the terms of such agreements, which could result in an acceleration of repayment and the sale of our assets to satisfy our obligations with our lenders. Failure to maintain existing financing or to secure new financing could have a material adverse effect on our liquidity and financial position.

If we are unable to comply with the restrictions and covenants in our 2012 Credit Agreement and other debt agreements, there could be a default under the terms of those agreements. In the event of a default under those agreements, lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions, such as our 2012 Credit Agreement, may also be accelerated and become due and payable. In addition, our obligations under our 2012 Credit Agreement are secured by a lien on substantially all of our U.S. assets and certain of our foreign assets, including the equity interests in our material subsidiaries. In the event of foreclosure, liquidation, bankruptcy or other insolvency proceeding relating to us or to our subsidiaries that have guaranteed our debt, holders of our secured indebtedness and our other lenders will have prior claims on our assets. If any of those events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend our debt agreements or obtain needed waivers on satisfactory terms or without incurring substantial costs. Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity and financial position.

We have had material weaknesses in our internal control over financial reporting.

On June 24, 2013, we completed the Merger with Former SAE. Former SAE was not a public reporting company and had limited accounting personnel and systems to adequately execute accounting process and limited other supervisory resources with which to address internal control over financial reporting, especially in its early years. As such, during an audit in 2013 of Former SAE’s 2010 financials for purposes of preparing Former SAE’s financial statements for the Merger and becoming a public company, we identified past accounting errors, which resulted in the restatement of Former SAE’s previously issued financial statements for 2011 and 2010, as result of material internal control weaknesses. We and our independent registered public accounting firm identified a material weakness in internal control over financial reporting related to these items which required adjustment, specifically: (i) the accounting for revenue recognition, (ii) elimination of inter-company activity and accounting for transactions denominated in foreign currencies, and (iii) accounting for the presentation of income taxes. Similar material weaknesses were identified in 2011 and 2012 audits.

During the preparation of our financial statements as of and for the three and six months ended June 30, 2013, we identified misstatements relating to the overstatement of certain accruals for expenses as a result of errors in the accounting for liabilities relating to Former SAE’s Papua New Guinea operations for the quarter ended March 31, 2013, which resulted in the restatement of our financial statements for that quarter. Because of the time involved in restating our first quarter financial statements, we were not able to timely file our Quarterly Report Form 10-Q for the quarter ended June 30, 2013. Our management determined that a deficiency associated with the accounting for liabilities relating to our Papua New Guinea operations constituted a material weakness.

During the preparation of our financial statements as of and for the year ended December 31, 2013, we identified errors in accounting relating to the second and third quarters of 2013. The Former SAE restricted stock was vested on an accelerated basis prior to the Merger; however, we failed to record the associated expense in the second quarter of 2013 when the vesting occurred. We also identified an accounting error relating to our improper capitalization of certain work-in-progress expenses in Colombia and Peru, which led to an overstatement of the current asset "Deferred costs on contracts" relating to certain expenses that were incorrectly deferred but should have been expensed in Colombia in the second quarter of 2013 and in Peru in the third quarter of 2013. As a result, we have restated our second quarter and third quarter financial statements. These circumstances indicate that we continue to have material weaknesses in accounting for complex transactions, particularly those relating to the accounting for the Merger and for intercompany transactions, in preparing and reviewing tax provisions relating to our multi-jurisdictional business, and in reviewing and characterizing our end of period revenue cut-off. Further, we have identified that certain employees have been granted inappropriate system administrator access to our information systems.

During 2012, 2013 and 2014, Former SAE (until the Merger) and we (following the Merger) have taken and will continue to take substantial steps in improving and fortifying our internal controls and filling out Former SAE and our accounting and financial staffing, and we have retained a large public accounting firm to assist us in the evaluation and implementation of our internal control policies and procedures, all as described below in Item 9A. While these measures have been and continue to be taken to correct the material weaknesses identified by us or our independent public accounting firm; we cannot assure that there will not be other material weaknesses that we or our independent registered public accounting firm will identify. If additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize, and report financial information timely and accurately.

Risks Relating to Our Securities

Future resales of our common stock issued to the Former SAE common stockholders may cause the market price of our securities to drop significantly, even if our business is doing well.

In connection with the Merger, the Former SAE common stockholders, on a fully-diluted basis, received among other things, an aggregate of 6,448,443 shares (after rounding up for fractional shares) of our common stock and the right to receive up to 992,108 additional shares (after rounding up for fractional shares) of our common stock after the closing based on our achieving of specified earnings targets for the 2013 and/or 2014 fiscal years. Pursuant to lock-up agreements entered into as required by the merger agreement governing the Merger, the Former SAE common stockholders may not sell any of the shares of our common stock that they received as a result of the Merger during the twelve month period after the closing date of the Merger, subject to certain exceptions.

We entered into a registration rights agreement at the closing of the Merger with CLCH, LLC (“CLCH”), which became an “affiliate” of ours as a result of the issuance of shares of our common stock in the Merger. Under the registration rights agreement, CLCH is entitled to demand that we register the shares issued to it in the Merger under the Securities Act of 1933, as amended (the “Securities Act”). In addition, CLCH has certain “piggy-back” registration rights with respect to certain registration statements filed subsequent to consummation of the Merger. Furthermore, the Former SAE common stockholders, including CLCH and any other Former SAE common stockholder who may be deemed an “affiliate” of ours, may sell shares of our common stock pursuant to Rule 144 under the Securities Act, if available, rather than under a registration statement. In these cases, the resales must meet the criteria and conform to the requirements of that rule, including, because we were a shell company, waiting until one year after our filing with the SEC of the Current Report on Form 8-K containing Form 10 type information reflecting the Merger with SAE, which was filed on June 28, 2013. Notwithstanding such registration rights and the potential availability of Rule 144, CLCH is subject to the restrictions of a lock-up agreement, as described above, and may not sell its shares of common stock in a public market during the twelve month period after the closing date of the Merger.

Upon expiration of the applicable lock-up periods, and upon effectiveness of the registration statement we file pursuant to the registration rights agreement or upon satisfaction of the requirements of Rule 144 under the Securities Act, the Former SAE common stockholders may sell large amounts of our common stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our stock.

If our Initial Stockholders or the Former SAE warrant holders exercise their registration rights with respect to their securities, or if our former warrant holders resell the shares of our common stock they received upon the exchange of their warrants for common stock, it may have an adverse effect on the market price of our shares of common stock.

The holders (“Initial Stockholders”) of the shares of our common stock issued prior to our initial public offering (the “Initial Shares”), are entitled to make a demand that we register the resale of their Initial Shares at any time commencing three months prior to June 24, 2014, the date on which their shares may be released from escrow.

On January 7, 2014, we commenced an offer to exchange our outstanding warrants to purchase up to 15.0 million shares of our common stock (the “Warrant Exchange”). Each warrant holder had the opportunity to receive one share of common stock in exchange for every ten outstanding warrants tendered by the holder and exchanged pursuant to the Warrant Exchange. The Warrant Exchange offer period expired on February 7, 2014, and a total of 14,418,193 warrants were tendered and accepted for exchange. On February 14, 2014, we issued 1,441,813 shares and paid $52 in cash in lieu of fractional shares in exchange for the tendered warrants. The holders of shares of our common stock issued in the Warrant Exchange, who are not affiliates of ours (and who have not been affiliates of ours within three months preceding a proposed sale) may resell those shares without restriction under the Federal securities laws. In addition, the holders of shares issued in the Warrant Exchange who are affiliates of ours (or who have been affiliates of ours within three months preceding a proposed sale), are entitled to make a demand that we register the resale of the shares they received at any time. Furthermore, the Initial Stockholders have certain “piggy-back” registration rights with respect to certain registration statements filed subsequent to the Merger. Holders of warrants issued by Former SAE also have “piggy-back” registration rights with respect to certain registration statements we file as to the shares of our common stock issuable in respect of such warrants. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our securities.

Three of our executive officers and directors own approximately one-third of our common stock and have voting control over a majority of our common stock, which makes it possible for them to determine the outcome of all matters submitted to our stockholders for approval and exempts us from certain Nasdaq corporate governance requirements. This control may be alleged to conflict with our company’s interests and the interests of our other stockholders.

Three of our executive officers and directors, Jeff Hastings, Brian Beatty and Brent Whiteley, own approximately one-third of the outstanding shares of our common stock. On their own, with voting proxies that have been granted to them, Messrs. Hastings, Beatty and Whiteley currently have the power to vote a majority of the outstanding shares of our common stock. These stockholders have the power to determine the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. It is possible that the interests of Messrs. Hastings, Beatty and Whiteley may in some circumstances conflict with our interests and the interests of our other stockholders. In addition, such control could have the effect of discouraging others from attempting to purchase or obtain control of our company, and/or reducing the market price offered for our common stock in such an event.

In addition, because Messrs. Hastings, Beatty and Whiteley control more than 50% of the voting power of our common stock, we are a “controlled company” for purposes of the Nasdaq listing requirements. As such, we are permitted to and have opted out of the Nasdaq listing requirements that would otherwise require our board to be comprised of a majority of independent directors; our board nominations to be selected, or recommended for the board’s selection, either by a nominating committee comprised entirely of independent directors or by a majority of independent directors; and us to maintain a compensation committee comprised entirely of independent directors. Accordingly, our other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

We are not eligible to register securities on Form S-3 which may adversely affect our ability to raise capital.

In connection with the preparation of our financial statements as of and for the three and six months ended June 30, 2013, we identified misstatements relating to the overstatement of certain accruals for expenses as a result of errors in the accounting for liabilities relating to Former SAE’s Papua New Guinea operations for the quarter ended March 31, 2013, which resulted in the restatement of our financial statements for that quarter. Because of the time involved in restating our first quarter financial statements, we were not able to timely file our Quarterly Report Form 10-Q for the quarter ended June 30, 2013. Accordingly, we are not eligible to register securities on Form S-3 and will be unable to use short-form registration until we have timely filed all required reports under the Exchange Act for the 12 months before filing a registration statement. While we will still be able to use a long-form registration statement, this could increase our transaction costs, the length of time that it might take to have a future registration statement declared effective, and adversely impact our ability to raise capital in a timely manner.

ITEM 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

Properties

We lease all of the facilities used in our operations. Our principal facilities are summarized in the table below.

Location	Square Footage	Purpose
Houston, Texas, U.S.A.	4,788	Executive offices
Calgary, Alberta, Canada	11,344	Executive offices
Calgary, Alberta, Canada	12,335	Warehouse
Anchorage, Alaska, U.S.A.	4,600	Field Office
Anchorage, Alaska, U.S.A.	9,312	Warehouse
Lima, Peru	2,476	Field Office
Lima, Peru	5,156	Warehouse
Bogotá, Colombia	4,639	Field Office
Bogotá, Colombia	13,261	Warehouse
Santa Cruz, Bolivia	2,153	Field Office
Santa Cruz, Bolivia	12,810	Warehouse
Rio de Janeiro, Brazil	2,153	Field Office
Kuala Lumpur, Malaysia	2,600	Field Office
Kuala Lumpur, Malaysia	28,720	Warehouse

In the first quarter of 2014, we added additional executive offices in Houston. We also maintain other regional offices and warehouses in Australia, Bolivia, Brazil, Papua New Guinea, Malaysia, and New Zealand.

The leases expire at various times over the next six years and most contain renewal options for additional one year periods. The leases generally require us to pay all operating costs, such as maintenance and insurance. The aggregate lease payments made by us for our facilities in 2013 and 2012 were $1.2 million and $1.8 million, respectively. We believe that our facilities are generally well maintained and adequate to meet our current and foreseeable requirements for the next several years.

ITEM 3. Legal Proceedings.

In the ordinary course of business, we may be subject to legal proceedings involving contractual and employment relationships, liability claims and a variety of other matters. Although the results of these other legal proceeding cannot be predicted with certainty, we do not believe that the final outcome of these matters should have a material adverse effect on our business, results of operations, cash flows or financial condition.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Common Stock and Warrants

Our common stock is traded on the Nasdaq Global Market under the symbol “SAEX,” and our warrants are quoted on the Over-the-Counter Bulletin Board under the symbol “SAEXW.” The following table sets forth the high and low sales prices for the common stock and bid prices for the warrants for the periods indicated:

	Common Stock		Warrants
	High	Low	High	Low
Fiscal 2013:
Fourth Quarter	$9.95	$6.60	$0.93	$0.66
Third Quarter	$10.39	$8.34	$1.00	$0.87
Second Quarter	$10.55	$9.15	$1.25	$0.37
First Quarter	$10.07	$9.91	$0.49	$0.35
Fiscal 2012:
Fourth Quarter	$10.01	$9.73	$0.70	$0.36
Third Quarter	$11.55	$9.67	$0.75	$0.60
Second Quarter	$9.75	$7.70	$0.85	$0.65
First Quarter	$15.00	$9.00	$0.80	$0.70

Holders

As of March 27, 2014, there were 53 holders of record of our common stock and 2 holders of record of our warrants. We believe there are more than 500 beneficial owners of our common stock and approximately 20 beneficial owners of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date. Immediately prior to the Merger, Former SAE declared and paid cash dividends of $5.1 million in the aggregate in respect of its preferred stock and $10.0 million in the aggregate in respect of its common stock. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. The payment of dividends will be within the discretion of our board of directors and will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition, the restrictions on dividends contained in our 2012 Credit Agreement, and other matters.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by security holders	—	$—	1,166,441
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,166,441

For a description of the material features of our equity compensation plans, see Note 14 of “Notes to Consolidated Financial Statements.”

Issuances of Unregistered Securities

On December 6, 2013, we issued 6,518 shares of our common stock to each of Gary Dalton, Gregory R. Monahan, Eric S. Rosenfeld and David D. Sgro, as the non-employee directors serving on a committee of our board, for an aggregate of 26,072 shares. The issuances were made pursuant to awards authorized by our board of directors on June 24, 2013, subject to the effectiveness of our 2013 Non-Employee Director Plan, for a number of shares equal to $50,000 divided by the average of the last sale prices of our common stock for five consecutive trading days ending two days before issuance. Each issuance was made effective as of November 1, 2013, the effective date of our 2013 Non-Employee Director Plan, and evidenced by a Notice of Stock Award and Agreement with each such director.

The issuance of common stock to our non-employee directors was made in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering. Each of the recipients is a member of our board of directors and received the subject securities in private transactions.

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

We paid a total of $2,415,000 in underwriting discounts and commissions (not including a fee of $2,415,000 payable to EarlyBirdCapital, Inc. upon consummation of an initial business combination for acting as our non-exclusive investment banker) and $465,000 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option) were $66,120,000 of which $65,660,000 (plus the $3,550,000 from the a private sale of 6,500,000 warrants to the holders of our common stock issued prior to our initial public offering and 600,000 warrants to EarlyBirdCapital, Inc., the representative of the underwriters for our initial public offering, and its designees, for an aggregate of $69,210,000) was deposited into the trust account. The remaining proceeds of $460,000 were available to be used as working capital to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Additionally, prior to the Merger, we paid $10,000 per month in administrative fees to Crescendo Advisors II, LLC (which is owned by Eric S. Rosenfeld, a member of our board of directors).

Prior to the termination of the 10b5-1 plan on March 14, 2012, we were required to release from the trust account such amounts necessary to repurchase up to 25% of the shares sold in our initial public offering (including the shares sold pursuant to the over-allotment option). On June 21, 2011, we entered into a 10b5-1 plan pursuant to which we maintained a limit order for the repurchase of up to 1,725,000 shares in the open market at $9.60 per share during the period specified above. When this plan was terminated, $7,540,000 had been released to us from the trust account in order to fund the repurchase of 783,145 shares.

Through June 24, 2013, we withdrew approximately $42,000 of interest income from the trust account for working capital purposes prior to the Merger with the Former SAE. The remaining proceeds held in the trust account were released to us upon completion of the Merger, on June 24, 2013, and have been used as working capital for our operations.

ITEM 6. Selected Consolidated Financial Data

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to those statements included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Please see the sections entitled “Cautionary Note regarding Forward-Looking Statements” and “Risk Factors” in this report.

Introduction

We are a geophysical services company offering a full range of seismic data acquisition services in North America, South America and Southeast Asia. We were initially formed on February 2, 2011 as a blank check company in order to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more business entities. On December 10, 2012, we entered into the Merger Agreement with Merger Sub, Former SAE and CLCH, which contemplated Former SAE merging with and into Merger Sub with Merger Sub surviving as our wholly-owned subsidiary (the “Merger”). The Merger was consummated on June 24, 2013, at which time, our business became the business of Former SAE.

The Merger was accounted for as a reverse acquisition in accordance with U.S. GAAP. Under this method of accounting, we were treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Former SAE comprising the ongoing operations of the combined entity, Former SAE senior management comprising the senior management of the combined company, and the Former SAE common stockholders having a majority of the voting power of the combined entity. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former SAE issuing stock for our net assets, accompanied by a recapitalization. Our net assets were stated at fair value, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Former SAE. The equity structure after the Merger reflects our equity structure.

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

Key Accomplishments

Since inception, we have grown at a rapid pace, with operating revenue growing from $23.4 million in 2007, the first full year of operations, to $245.3 million in 2013. Although our growth has slowed in the last year, we continue to expand our geographical footprint, operational capabilities and logistical expertise to provide seismic data acquisition in logistically challenging areas.

With our geographic expansion from providing services exclusively in South America to now including North America, and Southeast Asia we are able to achieve better utilization of our personnel through redeployment of key personnel and seismic equipment from off-season areas to in-season areas, helping reduce some of the peaks and valleys in our financial performance. We anticipate even further growth and improvement in financial performance in the future as a result of reducing the impact of our otherwise highly seasonal business through such redeployments.

Capital Investments and Impact on Operations

Our focus on providing leading edge technology will be at the forefront of our capital expenditure plans in the coming years, which investments will continue to strengthen our position and growth in the global oil and gas exploration services market.

During the last three years, in line with our focus on wireless land data acquisition, we purchased a cableless seismic data acquisition system which allows up to three crews to operate under the system at the same time. Following customer needs for higher density land programs using a single point receiver application and to answer the demand for conventional and unconventional oil and gas exploration, we purchased high sensitivity geophones and two types of vibrators, further strengthening our position as a full solution provider for land data acquisition methods and technologies. Additional equipment investments were made for ongoing operations in Alaska in order to increase efficiency. We also invested in cable equipment in order to provide customers in Latin America with cable systems as wireless technology is slower to take hold in that market.

Capital expenditures for 2012 and 2013 totaled $41.7 million and $11.1 million, respectively. In accordance with the 2012 Credit Agreement, capital expenditures for 2012 and 2013 were limited to $42.5 million and $18.0 million, respectively. Our planned capital expenditures for 2014 are expected to be at or under $15.0 million.

Focusing on current worldwide oil and gas markets, we will continue to employ and expand our wireless equipment on a worldwide basis while maintaining the ability to provide services to the still existing cable markets. Our capital purchases have and will allow us to take advantage of all aspects of the geophysical exploration services market, ranging from land, marine and transition zone data acquisition; 2D, 3D, 4D and multi-component data acquisition; use of different methods to acquire data such as using vibroseis (vibrating) and impulsive sources; as well as vertical seismic profiling and reservoir monitoring. Investments in expanding further into our South America and Southeast Asia markets will also focus upon surveying, drilling and base camp operations.

Fiscal 2013 Summary

Key points comparing the year ending December 31, 2013, to December 31, 2012 include:

•	Revenues from services were $245.3 million in 2013, a decrease of 4.7% from $257.4 million in 2012.

•	Cash flows provided by operations were $3.0 million in 2013, an increase of $4.5 million, or 299%, from $1.5 million used in 2012.

•	Gross profit was $42.9 million in 2013, a decrease of $1.9 million, or 4.2%, from $44.8 million in 2012.

•	Income from operations was $8.3 million in 2013, a decrease of $10.0 million, or 54.7%, from $18.2 million in 2012.

•	(Loss) income before income taxes was $(10.5) million in 2013, a decrease of $21.9 million, or 192.0%, from $11.4 million in 2012.

•	Modified EBITDA was $25.1 million in 2013, a decrease of 18.8% from $30.9 million in 2012.

Revenues in 2013 decreased by a total of $12.1 million, mostly due to issues encountered during the third quarter related to project delays in Colombia and Bolivia and failure of a customer in Alaska to resume a project that was previously paused. In addition, 2012 had third-party sub-contract revenues of $90.0 million, which were outside of our normal seasonality of projects and on which we billed our customers and earned an administrative fee. Third-party sub-contract revenue for 2013 was only $17.2 million.

2013 Results of Operations

The following table describes changes between the fiscal years ended December 31, 2013 and December 31, 2012 for revenues for the regions in which we provided services:

	Revenues (In thousands)
	Years Ended December 31,
	2013	2012
North America	$103,198	$122,060
South America	112,022	118,577
Southeast Asia	30,048	16,722
Total	$245,268	$257,359

North America: The decrease in revenues was a reflection of a crew that was operating in North America in 2012 that was paused by the customer in late 2012. We expected to go back to work on this project in the third quarter of 2013, but the customer continued to keep the crew on pause.

South America: The decrease in revenues was due mainly to lower revenues in Bolivia and the delay of certain projects in Bolivia and Colombia. Bolivia is not an area of high activity and tends to generate project specific activity versus continuous work, resulting in higher variability in revenue year-over-year. This had the result of reducing the total revenue for South America in 2013.

Southeast Asia: The increase in Southeast Asia was due primarily to renewed operations in Papua New Guinea in the first quarter 2013, after a period of little activity in 2012. In addition, we completed one relatively complex shallow-water project in Malaysia in 2013 contrasted with no projects there in 2012.

Comparison of Fiscal Years Ended December 31, 2013 and December 31, 2012

Revenue from Services. Our revenue from services decreased by $12.1 million, from $257.4 million in 2012 to $245.3 million, or 4.7%. As explained above, much of this revenue variation was due to the delay of certain projects and a crew not resuming work in North America. This was partially offset by increases in Southeast Asia.

Direct Operating Expenses. Our 2013 direct operating expenses decreased by 4.8% or $10.2 million. This decrease largely followed the decrease in revenues.

Gross Profit. Gross profit decreased by $1.9 million, and gross margin percentage increased from 17.4% in 2012 to 17.5% in 2013. The primary cause of the decrease in gross profit was the costs incurred on a shallow-water fixed-fee project in Malaysia in 2013 when one of our lead vessels experienced more than a week’s downtime for repair.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased to $32.1 million in 2013 compared to $25.7 million in 2012. Such expenses increased as a result of an increase in share-based compensation of $1.1 million, $1.0 million of which was as a result of accelerated vesting of Former SAE’s restricted shares prior to the Merger, the need to hire personnel able to support our worldwide operations, costs related to the amendments to our 2012 Credit Agreement, and the additional administrative costs and staffing increases related to becoming a public company. Selling, general and administrative cost as a percentage of revenues increased by 3.1% compared to 2012. This increase was due mainly to decreased revenues and increased expenses as explained above.

Merger Costs.   We incurred $6.2 million in costs related to the Merger in 2013. Of this amount, $1.2 million was charged to expense and the remaining $5.0 million was charged to stockholders’ equity. There was no comparable charge in 2012.

Depreciation and Amortization. Depreciation increased by $4.0 million in 2013 compared to 2012 because of the capital assets acquired during 2012. The increase in fixed assets is principally attributable to the opening of operations in North America, specifically in Canada and Alaska in 2011.

Total Operating Costs. Total operating costs (direct operating expenses, selling, general and administrative expenses, Merger costs, depreciation and amortization, and loss on sale of assets) decreased by $2.1 million or 0.9% principally as a result of the decrease in direct operating expenses, partially offset by additional SG&A and depreciation expenses.

Total Other Income (Expense). Total other (expense) increased to $(18.8) million for 2013 versus $(6.8) million for 2012. This increase was due mainly to:

•	$1.0 million in debt-related fees;
•	$0.6 million in unrealized loss on the change in the fair value of the notes payable to Former SAE stockholders;
•	interest expense, net, increased to $15.3 million for 2013 versus $3.8 million for 2012 due to a higher outstanding principal balance under the 2012 Credit Agreement and interest associated with the notes payable to Former SAE stockholders issued in connection with the Merger; and
•	a foreign currency loss of $1.8 million, compared to a foreign currency gain of $0.3 million in 2012 due primarily to the U.S. dollar strengthening against the other currencies.

Income Taxes.   Our income tax provision increased $9.1 million in 2013 compared to 2012 primarily as a result of pre-tax losses in the U.S., the recording of a valuation allowance of approximately $7.0 million attributed to cumulative deferred tax assets, and the effects of differences between U.S. and foreign tax rates. The pre-tax losses in the U.S. increased primarily due to the decreased operating income and the increased interest incurred in 2013 related to the 2012 Credit Agreement and the notes payable to Former SAE stockholders.

We also operate in Canada, Bolivia, Brazil, Colombia, Malaysia, Peru, Papua New Guinea and New Zealand through wholly-owned subsidiaries or branches of a U.S. entity (whereby we have elected to treat the earnings of the branches as U.S. source income that is taxable in the U.S.). These subsidiaries or branches are subject to foreign taxation based on the financial results of the operations under the laws of each tax jurisdictions.

Corporate income taxes are calculated based on U.S. GAAP and U.S. and various international tax codes and regulations. The appropriate foreign taxes paid in the country of operations are credited against U.S. corporate taxes subject to the U.S. foreign tax credit limitations. Deferred tax assets and liabilities are recognized using the liability method based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry forwards, as stipulated under ASC 740. Where appropriate, valuation allowances are provided to reserve the amount of net operating loss and tax credit carry forwards where it is not more likely than not that they will be realized due to various provisions of both U.S. and foreign tax laws.

A comprehensive model is used to account for uncertain tax positions, which includes consideration of how we recognize, measure, present and disclose uncertain tax positions taken or to be taken on a tax return. The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our tax positions that can materially affect amounts recognized in our consolidated balance sheets and statements of operations.

Our U.S. statutory tax rate was 35% for years ended December 31, 2013 and 2012. For the year ended December 31, 2013, our effective tax rate was -99.8% due principally to permanent differences, the effects of differences between U.S. and foreign tax rates, and the recording of the valuation allowances against the U.S. deferred tax assets. For the year ended December 31, 2012, our effective tax rate was 12.6% due to a decrease in valuation allowance of deferred tax assets relating to net operating loss carryforwards utilized in Peru in 2012 and the effects of differences between U.S. and foreign tax rates, net of federal benefit.

Liquidity and Capital Resources

Historically, cash generated from operations, along with cash reserves and borrowings from commercial, private, and related parties, have been sufficient to fund our working capital and to acquire or lease seismic data equipment. Our principal source of cash is from the seismic data acquisition services we provide to customers. Our cash is primarily used to provide additional seismic data acquisition services, including payment of expenses related to operations and the acquisition of new seismic data equipment. Accordingly, our cash position and revenues depend on the level of demand for our services.

Cash Flows.   Cash provided by operations in 2013 was $3.0 million, compared to cash used of $(1.5) million in 2012, an increase of $4.5 million compared to 2012. Net income in 2012 was $10.0 million, while in 2013, net loss was $(21.1) million. Changes in operating assets and liabilities were cash uses of $(0.7) million in 2013 and cash uses of $(23.8) million in 2012.

Net cash used in investing activities was $(11.1) million in 2013 and $(49.9) million in 2012. The decrease was primarily the result of our management’s decision to focus on fully utilizing equipment purchased in prior years before making further investments, which resulted in substantially lower levels of capital expenditures in 2013.

The Merger generated net cash proceeds of $35.3 million. Net of the $15.1 million in dividends paid to Former SAE stockholders as part of the Merger and other Merger related costs, this resulted in net cash provided of $10.8 million for financing activities in 2013. Financing activities in the prior year provided $62.0 million of cash, principally as the result of net refinancing and borrowings.

Working Capital.   Working capital as of December 31, 2013 was $27.1 million compared to $27.7 million as of December 31, 2012. The decrease in working capital was principally the result of increases in accounts payable and deferred revenue-current of $4.2 million and $1.8 million, respectively, and decreases in prepaid expenses, restricted cash and deferred cost on contracts of $3.9 million, $3.1 million, and $2.7 million, respectively, offset by an increase in accounts receivable of $13.3 million.

While our 2012 Credit Agreement does not contain a restrictive covenant that specifically addresses ongoing working capital requirements, it does contain certain restrictive covenants that have the effect of limiting our expenditures, including a covenant governing debt service coverage ratios. While our management believes that our current level of working capital will be sufficient for us to operate and to continue to implement our business plan, there can be no assurance that this will be the case given that our net working capital varies significantly from time to time. There also can be no assurance that our current level of working capital will be adequate to pursue our strategy for growth.

Capital Expenditures.  Capital expenditures in 2013 were approximately $11.1 million compared to $41.7 million in 2012. The decrease in capital expenditures during 2013 was a strategic move by our management to assure a high level of utilization for the equipment purchased in prior years before making further significant investments. Once the level of utilization is maximized, we will plan further capital expenditures to satisfy our growth strategy and take advantage of upcoming opportunities.

Financing. In connection with the Merger, we executed a Joinder to the 2012 Credit Agreement, pursuant to which we joined, in the same capacity as Former SAE, the 2012 Credit Agreement dated as of November 28, 2012, among Former SAE, as parent, its subsidiaries, SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC, as borrowers, the lenders party thereto, and CP Admin Co LLC, as Administrative Agent, as amended by an Amendment No. 1 to the 2012 Credit Agreement dated as of December 5, 2012, by an Amendment No. 2 and Consent to the 2012 Credit Agreement dated as of June 24, 2013, and by an Amendment No. 3 to the 2012 Credit Agreement dated October 31, 2013.

The 2012 Credit Agreement interest rate is 13.5%, of which 2.5% may be paid-in-kind (“PIK”), at our election, by adding interest back to the principal amount under the 2012 Credit Agreement. Our management has exercised the PIK option in 2013 and currently intends to continue to do so. Repayment of the 2012 Credit Agreement began on December 31, 2012, with a payment of $100,000, and additional principal payments of $200,000 are due at the end of every calendar quarter through September 30, 2016, with the remaining balance due on November 28, 2016. The 2012 Credit Agreement provides for certain prepayment penalties if we prepay any portion of the outstanding principal balance prior to its due date that decline over the term of the agreement.

We may borrow up to an additional $20 million under the 2012 Credit Agreement on the same terms as our current loan amount, including the effective interest rate, provided that, at the time of our request, no default exists and certain conditions are satisfied. Those conditions include the consent of the lenders that agree to provide such additional loan amounts, our compliance on a pro forma basis with certain financial ratio tests and the execution of an amendment to the 2012 Credit Agreement, in a form agreed to by us and the administrative agent under the 2012 Credit Agreement, providing for the increase in the loan amount.

The payment of intercompany notes and stockholder notes is subordinated to the payment of the obligations under the 2012 Credit Agreement.

The 2012 Credit Agreement is secured by security interests in most of our assets, and the lenders may require additional security interests to be granted with respect to assets not initially pledged to them.

The 2012 Credit Agreement contains numerous negative covenants, including covenants restricting liens, consolidations, mergers (except for the Merger), acquisitions, purchases and sales of assets other than in the ordinary course of business, dividends, indebtedness, advances, investments, loans, transactions with affiliates, capital expenditures, modifications or prepayments of existing stockholder notes, amendments of the certificates of incorporation and by-laws of our company and our subsidiaries, changes to our joint venture or any of the stockholder notes, prepayment or amendment of any intercompany secured note, issuances of additional equity interests, changes in the nature of the companies’ existing businesses, the creation of additional subsidiaries and holding amounts in deposit accounts not subject to perfected security interests.

The 2012 Credit Agreement also contains affirmative covenants, including those requiring the furnishing of periodic financial information, compliance with ERISA and environmental laws and other standard covenants. The 2012 Credit Agreement also contains certain financial covenants, including capital expenditure limits, as well as required ratios we must maintain with respect to debt service coverage, net leverage and a total leverage.

The 2012 Credit Agreement contains events of default related to nonpayment of obligations thereunder, representations or warranties being determined to be untrue in any material respect when made, noncompliance with covenants, default under other agreements, the bankruptcy or insolvency of us or any of our subsidiaries, special ERISA defaults related to plan underfunding and other reportable events, any security document ceasing to be in effect or failing to constitute a first priority lien or security interest in favor of the lenders, any guaranty of the obligations ceasing to be in force or being denied or disaffirmed, judgments or decrees being entered against us or any of the borrowers, or the occurrence of a change of control or a material adverse event.

At December 31, 2013, and December 31, 2012, we were in compliance with all covenants and had $81.1 million and $79.9 million, respectively, outstanding under the 2012 Credit Agreement. We note that we have an obligation under our 2012 Credit Agreement to deliver annual consolidated financial statements with 90 days following the end of our fiscal year. We were not able to deliver such financial statements until the completion of our 2013 financial statement audit and the filing of this Form 10-K. The failure to timely deliver such financial statements resulted in a technical event of default under our 2012 Credit Agreement. The remedies provided to the lenders in the 2012 Credit Agreement for an event of default are only available if the event of default is continuing.

At the Closing of the Merger, we issued a promissory note in the principal amount of $17.5 million to CLCH, as a representative of the Former SAE stockholders, as Merger consideration to the Former SAE stockholders. The note is unsecured, is subordinate to the borrowings outstanding under the 2012 Credit Agreement, carries an annual interest rate of 10% and is due and payable in full on June 24, 2023. Interest payments are due semi-annually under the note, subject to certain restrictions under the 2012 Credit Agreement. In connection with the execution of Amendment No. 3 to the 2012 Credit Agreement, CLCH, LLC, Seismic Management Holdings Inc. and Brent Whiteley, agreed to allow us to withhold the interest payments payable to them in respect of their individual interests as stockholders of Former SAE under the note until such payments are permitted to be made under the 2012 Credit Agreement, which is expected to be in the fourth quarter of 2014.

Additional financing is not anticipated, nor is it permitted under the 2012 Credit Agreement other than with respect to our ability to borrow additional amounts under the 2012 Credit Agreement as described above. As a result, financing activities in 2014 are restricted to the planned principal payments of $0.2 million per quarter and the payment of current debt, capital leases, and other items.

Use of EBITDA (Non-GAAP measure) as a Performance Measure

We use a modified form of EBITDA to measure period over period performance. Modified EBITDA is defined as net income (loss) plus interest expense, less interest income, plus unrealized loss on change in fair value of notes payable to related parties, plus income taxes, plus depreciation and amortization, plus non-recurring major expenses outside of operations. Our management uses modified EBITDA as a supplemental financial measure to assess:

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

The computation of our modified EBITDA (a non-GAAP measure) from net income (loss), the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Year Ended December 31,
	2013		2012
Net (loss) income	$(21,051)		$9,985
Net income attributable to non-controlling interest	45		—
Depreciation and amortization	18,956		12,470
Interest expense (income), net	12,396	(1)	3,573	(1)
Unrealized loss on change in fair value of notes payable to related parties	631		—
Provision for income taxes	10,495		1,444
Non-recurring major expense	3,620	(2)	3,437	(3)
Modified EBITDA	$25,092		$30,909

(1) Excludes $2,860 and $213 of amortization of loan issuance costs which are included in depreciation and amortization in 2013 and 2012, respectively.

(2) Principally the cost associated with financing costs, share-based compensation expense related to the accelerated vesting of Former SAE’s restricted shares in connection with the Merger, and costs associated with the Merger.

(3) Principally the cost associated with financing costs and fees for early payment of debt.

A reconciliation of modified EBITDA to net cash (used in) provided by operating activities and the three components of cash flows are provided in the table below (in thousands):

	Year Ended December 31,
	2013	2012
Modified EBITDA	$25,092	$30,909
Adjustments to modified EBITDA which were not adjustments to net cash (used in) provided by operating activities:
Interest (expense) income, net	(12,396)	(3,573)
Unrealized loss on change in fair value of notes payable to related parties	(631)	—
Income tax (expense)	(10,495)	(1,444)
Non-recurring major (expense)(1)	(3,620)	(2,208)
Adjustments to net cash (used in) provided by operating activities which were not adjustments to modified EBITDA:
Deferred income taxes	1,352	(1,566)
Changes in operating assets and liabilities	(695)	(23,775)
Provision for doubtful accounts	254	—
Unrealized loss on change in fair value of notes payable to related parties	631	—
Payment in kind interest	2,040	—
Share-based compensation	1,298	21
Loss (gain) on sale of property and equipment	133	148
Net cash (used in) provided by operating activities	$2,963	$(1,488)
Net cash (used in) provided by investing activities	$(11,110)	$(49,860)
Net cash provided by financing activities	$10,766	$62,021

(1)     Excludes $1,200 of loan issuance costs written off in 2012 that were also an adjustment for cash used in operating activities.

Critical Accounting Policies

The preparation of our financial statements in conformity with GAAP requires certain assumptions and estimates to be made that affect the reported amounts of assets and liabilities at the financial statement date and the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses in our accounts receivable portfolio. We utilize the specific identification method for establishing and maintaining the allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2013 and 2012, we had $254,000 and $0, in allowance for doubtful accounts, respectively. For the years ended December 31, 2013 and 2012, we recorded $254,000 and $0, in bad debt expense, respectively. While the collectability of outstanding customer invoices is continually assessed, the cyclical nature of our industry may affect our customers’ operating performance and cash flows, impacting our ability to collect on the invoices. Some of our customers are located in certain international areas that are inherently subject to economic, political and civil risks, which may also impact our ability to collect receivables.

Property and Equipment

Our property and equipment is capitalized at historical cost and depreciated over the estimated useful life of the asset. The estimation of useful life is based on circumstances that exist in the seismic industry and information available at the time of the asset purchase. Changes in technology have a significant impact on these estimates. As circumstances change and new information becomes available, these estimates could change. Seismic equipment is typically depreciated over three to ten years.

Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is reflected in the results of operations for such period.

Impairment of Long-Lived Assets

We review long-lived assets for impairment when triggering events occur which suggest deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below its carrying value. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, we measure the amount of possible impairment by comparing the carrying amount of the asset to its fair value.

Revenue Recognition

Our services are provided under master service agreements with our customers that set forth certain obligations of us and our customers. A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party on short notice, is entered into for every data acquisition project. Customer contracts for services vary in terms and conditions. Contracts are either “turnkey” (fixed price) agreements that provide for a fixed fee, per unit of measure to be paid to us, or “term” (variable price) agreements that provide for a fixed hourly, daily or monthly fee during the term of the project. Under turnkey agreements, we recognize revenue based upon output measures as work is performed. This method requires that we recognize revenue based upon quantifiable measures of progress, such as square or linear kilometers surveyed or each unit of data recorded. Expenses associated with each unit of measure are recognized as revenue is earned. If it is determined that a contract will have a loss, the entire amount of the loss associated with the contract is immediately recognized. Revenue under a “term” contract is billed as the applicable rate is earned under the terms of the agreement. With respect to those contracts where the customer pays separately for the mobilization of equipment, we recognize such mobilization fees as revenue during the performance of the seismic data acquisition, using the same performance method as for the seismic work. To the extent costs have been incurred in relation to our service contracts where the revenue is not yet earned, those costs are capitalized and deferred within deferred costs on contracts until the revenue is earned, at which time it is expensed.

We invoice customers for certain out-of-pocket expenses under the terms of the contracts. Amounts billed to customers are recorded in revenue at the gross amount including out-of-pocket expenses. We also utilize subcontractors to perform certain services to facilitate the completion of customer contracts. We bill our customers for the cost of these subcontractors plus an administrative fee. We record amounts billed to our customers related to subcontractors at the gross amount and record the related cost of subcontractors as cost of sales.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and are excluded from revenues in the consolidated statements of operations and comprehensive income.

In some instances, we bill customers in advance of the services performed. In those cases, we recognize the liability as deferred revenue and, as services are performed, the deferred revenue amounts are recognized as revenue in accordance with our revenue recognition policy and the terms of the contract.

Currency Translation

The majority of our operations are conducted outside the United States in countries with stable currencies. Many contracts and local expenses are paid in local currencies and not in U.S. Dollars (“USD”). Our results of operations and cash flows could be impacted by changes in foreign currency exchange rates. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes or to mitigate the currency exchange rate risk.

Our reporting currency is in USD. For foreign subsidiaries and branches using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet dates.

Revenues and expenses of these foreign subsidiaries are translated at average exchange rates for the period. Equity is translated at historical rates, and the resulting cumulative foreign currency translation adjustments resulting from this process are included as a component of accumulated other comprehensive income (loss). Therefore, the USD value of these items in the financial statements fluctuates from period to period, depending on the value of the USD against these functional currencies. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of income as foreign exchange gain (losses). For the foreign subsidiaries and branches using USD as their functional currency, any local currency operations are re-measured to USD. The re-measurement of these operations is included in the consolidated statements of income as foreign exchange gain (loss).

The unrealized foreign currency exchange income (loss) included in accumulated other comprehensive (loss) income was $(2.1) million and $0.4 million at December 31, 2013 and 2012, respectively. Since inception, we have not suffered any significant losses due to the fluctuation of foreign currency.

Income Taxes

We account for our income taxes with the recognition of amounts of taxes payable or refundable for the current year and by using an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred taxes are determined by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates of deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including the valuation of deferred tax assets, which can create a variance between actual results and estimates and could have a material impact on our provision or benefit for income taxes. In certain foreign jurisdictions, the local income tax rate may exceed the U.S. or Canadian statutory rates, and in many of those cases we receive a foreign tax credit for U.S. or Canadian purposes. In other foreign jurisdictions, the local income tax rate may be less than the U.S. or Canadian statutory rates. In other foreign jurisdictions we may be subject to a tax on revenues when the amount of tax liability would exceed that computed on our net income before tax in the jurisdiction, and in such cases, the tax is treated as an income tax for accounting purposes.

Goodwill and Intangible Assets

We assess the recoverability of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We assess the impairment of goodwill annually or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We have one reporting unit. Several factors were considered that could trigger impairment, the most important of which was significant underperformance relative to expected historical performance or projected future operating results.

Goodwill represents the excess of costs over the fair value of assets acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have indefinite life are not amortized but instead are tested for impairment at least annually. We assess our goodwill as of July 31st of each year. The following two step process is performed to test goodwill:

•	The fair value of a reporting unit is compared to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the unit is not considered impaired, and thus the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

•	The second step compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

The estimate of our reporting unit's fair value requires the use of assumptions and estimates regarding the reporting unit's future cash flows, growth rates and weighted average cost of capital. Any significant adverse changes in key assumptions about this unit and its prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge.

Significant judgment is required in the forecasting of future operating results, which are used in the preparation of projected cash flows. Due to uncertain market conditions and potential changes in our strategy, it is possible that forecasts used to support our goodwill may change in the future, which could result in significant non-cash charges that would adversely affect our results of operations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013 or 2012.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition during the past two fiscal years.

Recently Issued Accounting Pronouncements

Foreign Currency Matters

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, which amends ASC Topic 830, “Foreign Currency Matters.” This ASU provides guidance on foreign currency translation adjustments when a parent entity ceases to have a controlling interest on a previously consolidated subsidiary or group of assets. The guidance is effective for fiscal years beginning on or after December 15, 2013. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. For public entities, this ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU has not had nor is it expected to have a material impact on our results of operations, financial position or disclosures.

Income Taxes

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740):  Presentation Of An Unrecognized Tax Benefit When A Net Operating Loss Carryforward, A Similar Tax Loss, Or A Tax Credit Carryforward Exists” requiring the presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryfoward. This net presentation is required unless a net operating loss carryforward, a similar tax loss, or a tax credit carryfoward is not available at the reporting date or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset to settle any additional income tax that would result from the disallowance of the unrecognized tax benefit. The standards update is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of this standards update will not have a material impact on our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

ITEM 8. Financial Statements and Supplementary Data.

The information required by this item appears on pages F-1 through F-40 hereof and are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the fourth quarter of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the quarter ended December 31, 2013.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered that our internal controls and procedures are still being developed, reviewed and tested by management, but noted that we are not yet required to make an assessment regarding internal control over financial reporting. As discussed below, we are now actively preparing for full compliance with the requirements of Item 308 of Regulation S-K relating to internal control over financial reporting for our annual report for the 2014 fiscal year. In addition, in the process of preparing our audited financial statements for the year ended December 31, 2013, we determined that certain material weaknesses, as discussed below in “Internal Control Over Financial Reporting”, remained or had been identified.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the fourth quarter, that certain material weaknesses and significant deficiencies remain or have been identified, and that we are still developing, reviewing and testing our internal controls and procedures, our management believes that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As noted above, we are now actively preparing for full compliance with the requirements of Item 308 of Regulation S-K relating to internal control over financial reporting for our 2014 annual report on Form 10-K, but due to the significant impact of the recently completed acquisition of Former SAE, this 2013 annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm. Before June 24, 2013, we were a blank check company with no business operations, no operating assets other than cash held in a trust account pending the consummation of a business combination, and no purpose other than to seek to effect a merger, acquisition or other similar business combination with an operating business.

Substantially all of the internal control over financial reporting that existed prior to June 24, 2013 relating to us no longer exists and has been replaced by the internal control over financial reporting of the Former SAE, our operating subsidiary, which we acquired in our Merger on that date. Prior to June 24, 2013, Former SAE was a private company that was not required to prepare an annual report on Form 10-K and therefore its management had no reason to make an assessment of, or consider the preparation of a management report on, internal control over financial reporting as required by Form 10-K. In addition, there was a relatively short period of time between the date of our Merger and the end of the fiscal year on December 31, 2013, during which our management did not have time to put into place Former SAE’s internal controls and make an assessment of its internal control over financial reporting.

Despite the fact that our management was not required to make an assessment regarding internal control over financial reporting, over the course of the year, and in preparing our financial statements as of and for the year ended December 31, 2013, we did identify some material internal control weaknesses and significant deficiencies. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

During an audit of Former SAE’s 2010 financials conducted in 2013 for purposes of preparing financial statements for the Merger and becoming a public company, Former SAE identified past accounting errors as a result of material internal control weaknesses, which resulted in the restatement of its previously issued financial statements for 2011 and 2010. We and our independent registered public accounting firm identified a material weakness in internal control over financial reporting related to these items which required adjustment, specifically: (i) the accounting for revenue recognition, (ii) elimination of inter-company activity and accounting for transactions denominated in foreign currencies, and (iii) accounting for the presentation of income taxes. Similar material weaknesses were identified in our 2011 and 2012 audits.

We were unable to timely file our Form 10-Q for the second quarter of the year due to the overstatement of certain accruals for expenses as a result of errors in the accounting for liabilities of Former SAE’s operations in Papua New Guinea for the quarter ended March 31, 2013, and the complications of accounting for the Merger with Former SAE in the second quarter of the year.

During the preparation of our financial statements as of and for the year ended December 31, 2013, we identified errors in accounting relating to the second and third quarters of 2013. The Former SAE restricted stock was vested on an accelerated basis prior to the Merger; however, we failed to record the associated expense in the second quarter of 2013 when the vesting occurred. We also identified an accounting error relating to our improper capitalization of certain work-in-progress expenses in Colombia and Peru, which led to an overstatement of the current asset "Deferred costs on contracts" relating to certain expenses that were incorrectly deferred but should have been expensed in Colombia in the second and third quarters of 2013 and in Peru in the third quarter of 2013. As a result, we have restated our second quarter and third quarter financial statements. These circumstances indicate that we continue to have material weaknesses in accounting for complex transactions, particularly those relating to the accounting for the Merger and for intercompany transactions, in preparing and reviewing tax provisions relating to our multi-jurisdictional business, and in reviewing and characterizing our end of period revenue cut-off. Further, we have identified individuals within our organization that were granted inappropriate system administrator access to our information system, which led to a material weakness.

During 2012 and 2013, Former SAE and we have taken, and in 2014 we will continue to take, substantial steps to improve and fortify our internal controls, to fill out our accounting and financial staffing to ensure that we are able to timely file our periodic reports, and to address the remaining material weaknesses. Since the Merger, the chairman of the audit committee of our board of directors has been working closely with our executive management team to review the material weaknesses and to accelerate the necessary remedial actions.

To address the material weaknesses, we believe we needed and continue to need to add to our accounting, finance and tax staff to address the complex transactions, and complicated tax accounting issues.

During the third quarter of 2013, we created a number of new accounting, finance and tax positions, including a manager of internal audit, a manager for financial reporting and a tax director. In that quarter, we also shifted supervision of the accounting for the Papua New Guinea and Southeast Asian division to our office in Calgary, Alberta where we have what we believe is a more highly qualified accounting staff. During the third and fourth quarters, we took steps to improve and fortify the accounting staff in our foreign offices to include controllers that are more experienced and more familiar with the reporting requirements of a public company. As related to our internal procedures regarding management’s supervision of financial reporting, our executive management implemented in the third quarter weekly, monthly, and quarterly calls with all regional operations management and financial controllers to review the operations and financial results for the applicable period, and it remains in regular contact on any questions or issues that may arise regarding financial reporting. In the first quarter of 2014, we also determined to add a chief accounting officer with greater international oil and gas service industry skills to address the complexity of accounting for our business. We anticipate hiring this person no later than second quarter of 2014. Further, we are in the process of examining the individuals within the organization within our organization with system administrator access to our information systems to ensure only the appropriate individuals have such access.

To address the timeliness of our filings, in the fourth quarter of 2013, we implemented a formal internal reporting calendar to assist in ensuring that we make timely filings of our periodic reports with the SEC.

As noted above, our internal controls and procedures are still being developed, reviewed and tested by management. In the second quarter of 2013, we retained an international public accounting firm to assist us in the evaluation and implementation of our internal control policies and procedures. We are working with this accounting firm to accelerate our full compliance with the requirements of Section 404(a) of the Sarbanes-Oxley Act. Nonetheless, because we have not been able to complete the development, review and testing of our internal control policies and procedures, and because we continue to identify material weaknesses and significant deficiencies, we are unable to conclude that our internal controls over financial reporting are effective.

Notwithstanding the material weaknesses, and accounting errors discussed above, and the fact we are still developing, reviewing and testing our internal controls and procedures, our management, based upon the substantive work performed during the financial reporting process, believes that our consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP.

Finally, our management notes that even when we have developed, implemented and tested our internal control policies and procedures, and are able to conclude that our internal controls over financial reporting are effective, we cannot assure that there will not be other material weaknesses that we or our independent registered public accounting firm will identify. If additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize, and report financial information timely and accurately.

Changes in Internal Control over Financial Reporting

Other than the changes noted above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The following consolidated financial statements of the Company appear on pages F-1 through F-40 and are incorporated by reference into Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

All schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits.

The information required by this item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAEXPLORATION HOLDINGS, INC.

Date: April 3, 2014	By:	/s/ Brent Whiteley
Brent Whiteley
Chief Financial Officer, General Counsel and Secretary

POWER OF ATTORNEY

The undersigned directors and officers of SAExploration Holdings, Inc. hereby constitute and appoint Jeff Hastings and Brent Whiteley, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeff Hastings	Executive Chairman and Director	April 3, 2014
Jeff Hastings

/s/ Brian A. Beatty	Chief Executive Officer, President and Director	April 3, 2014
Brian A. Beatty	(Principal Executive Officer)

/s/ Brent Whiteley	Chief Financial Officer, General Counsel,	April 3, 2014
Brent Whiteley	Secretary, and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Eric S. Rosenfeld	Director	April 3, 2014
Eric S. Rosenfeld

/s/ David D. Sgro	Director	April 3, 2014
David D. Sgro

/s/ Gary Dalton	Director	April 3, 2014
Gary Dalton

/s/ Arnold Wong	Director	April 3, 2014
Arnold Wong

/s/ Gregory R. Monahan	Director	April 3, 2014
Gregory R. Monahan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SAEXPLORATION HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SAExploration Holdings, Inc.

We have audited the accompanying consolidated balance sheets of SAExploration Holdings, Inc. (a Delaware corporation, formerly Trio Merger Corp.) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAExploration Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

Miami, Florida

April 3, 2014

SAExploration Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$17,351	$15,721
Restricted cash	638	3,701
Accounts receivable, net of allowance for doubtful accounts of $254 and $0, respectively	40,928	27,585
Deferred costs on contracts	3,190	5,911
Prepaid expenses	4,619	8,553
Deferred tax asset	1,371	902
Total current assets	68,097	62,373
Property and equipment, net	64,572	70,456
Intangible assets, net	1,260	1,478
Goodwill	2,150	2,306
Deferred loan issuance costs, net	9,115	9,066
Deferred tax asset, net	743	1,622
Other assets	13	674
Total assets	$145,950	$147,975
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,511	$12,309
Accrued liabilities	3,124	5,435
Income and other taxes payable	7,073	5,896
Accrued payroll liabilities	4,497	3,247
Notes payable – current portion	800	800
Notes payable to related parties	500	53
Deferred revenue – current portion	7,927	6,145
Deferred tax liabilities – current portion	69	—
Capital leases – current portion	485	818
Total current liabilities	40,986	34,703
Long-term portion of notes payable, net	79,888	78,493
Long-term portion of notes payable to related parties, at fair value	12,406	—
Long-term portion of capital leases	618	1,054
Deferred revenue – non-current portion	—	3,175
Deferred tax liabilities	1,114	241
Warrant liabilities	—	1,244
Total liabilities	135.012	118,910
Commitments and contingencies
Convertible preferred stock of Former SAE, $0.0001 par value, 5,000,000 shares authorized; Series A preferred stock, $1.00 stated value, 5,000,000 shares outstanding at December 31, 2012, and retired as a result of the Merger	—	5,000
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares outstanding	—	—
Common Stock, $0.0001 par value, 55,000,000 shares authorized, and 13,428,736 and 6,321,848 issued and outstanding at December 31, 2013 and December 31, 2012, respectively.	2	1
Additional paid-in capital	27,485	1,907
Retained earnings (accumulated deficit)	(14,511)	21,801
Accumulated other comprehensive (loss) income	(2,083)	356
Total stockholders’ equity attributable to the Corporation	10,893	24,065
Non-controlling interest	45	—
Total stockholders’ equity	10,938	24,065
Total liabilities and stockholders’ equity	$145,950	$147,975

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012

Revenue from services	$245,268	$257,359
Direct operating expenses, including depreciation expense of $14,843 and $11,411, respectively	202,336	212,540
Gross profit	42,932	44,819
Selling, general and administrative expenses	32,103	25,714
Merger costs	1,188	—
Depreciation and amortization	1,253	720
Loss on disposal/sale of assets	133	148
Income from operations	8,255	18,237
Other income (expense):
Change in fair value of notes payable to related parties	(631)	—
Interest expense, net	(15,256)	(3,786)
Loan prepayment fee	—	(2,209)
Foreign exchange (loss) gain, net	(1,755)	320
Other, net	(1,124)	(1,133)
Total other expense, net	(18,766)	(6,808)
(Loss) income before income taxes	(10,511)	11,429
Provision for income taxes	10,495	1,444
Net (loss) income	$(21,006)	$9,985
Less: income attributable to non-controlling interest	(45)	—
Net (loss) income attributable to the Corporation	$(21,051)	$9,985
Basic and diluted (loss) income per common share
Weighted average shares outstanding - basic	10,010,492	5,746,161
(Loss) income per share - basic	$(2.10)	$1.74
Weighted average shares outstanding - diluted	10,010,492	5,755,392
(Loss) income per share - diluted	$(2.10)	$1.73

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Years Ended December 31,
	2013	2012

Net (loss) income	$(21,006)	$9,985
Other items of comprehensive (loss) income, foreign currency translation	(2,439)	966
Total comprehensive (loss) income	(23,445)	10,951
Less: Comprehensive income attributable to non-controlling interest	(45)	—
Comprehensive (loss) income attributable to the Corporation	$(23,490)	$10,951

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Corporation’s Number of Common Shares Issued and Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Total Corporation stockholders’ equity	Non- controlling interest	Total stockholders’ equity
Balance at December 31, 2011	5,685,288	$1	$1,886	$12,341	$(610)	$13,618	$—	$13,618
Dividends	—	—	—	(525)	—	(525)	—	(525)
Foreign currency translation	—	—	—	—	966	966	—	966
Share-based Compensation	636,560	—	21	—	—	21	—	21
Net income	—	—	—	9,985	—	9,985	—	9,985
Balance at December 31, 2012	6,321,848	$1	$1,907	$21,801	$356	$24,065	$—	$24,065
Dividends	—	—	—	(15,261)	—	(15,261)	—	(15,261)
Forfeitures of restricted stock	(8,549)	—	—	—	—	—	—	—
Warrants converted to stock as a result of the Merger	135,144	—	1,293	—	—	1,293	—	1,293
Merger transaction	6,954,221	1	28,014	—	—	28,015	—	28,015
Merger costs	—	—	(5,027)	—	—	(5,027)	—	(5,027)
Issuance of restricted shares to non-employee directors	26,072	—	200	—	—	200	—	200
Share-based compensation	—	—	1,098	—	—	1,098	—	1,098
Foreign currency translation	—	—	—	—	(2,439)	(2,439)	—	(2,439)
Net (loss) income	—	—	—	(21,051)	—	(21,051)	45	(21,006)
Balance at December 31, 2013	13,428,736	$2	$27,485	$(14,511)	$(2,083)	$10,893	$45	$10,938

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012

Operating activities:
Net (loss) income attributable to Corporation	$(21,051)	$9,985
Net income attributable to non-controlling interest	45	—
Net (loss) income	(21,006)	9,985
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,096	12,257
Write off of loan issuance cost	—	1,229
Amortization of loan costs and debt discounts	2,860	213
Payment in kind interest	2,040	—
Deferred income taxes	1,352	(1,566)
Loss on disposal/sale of property and equipment	133	148
Change in fair value of notes payable to related parties	631	—
Share-based compensation	1,298	21
Provision for doubtful accounts	254	—
Changes in operating assets and liabilities
Accounts receivable	(13,597)	6,287
Restricted cash	3,063	(3,593)
Prepaid expenses	3,947	(5,964)
Deferred costs on contracts	2,721	(2,911)
Accounts payable	3,915	(22,505)
Accrued liabilities	(2,488)	2,355
Deferred revenues	(1,393)	(865)
Income and other taxes payable	1,177	1,932
Other, net	1,960	1,489
Net cash provided by (used in) operating activities	2,963	(1,488)
Investing activities:
Purchase of property and equipment	(11,110)	(49,949)
Business acquisition, net of cash acquired	—	(760)
Proceeds from sale of property and equipment	—	849
Net cash (used in) investing activities	(11,110)	(49,860)
Financing activities:
Principal borrowings on notes payable	—	118,247
Net proceeds from Merger	35,277	—
Repayments of notes payable	(800)	(44,362)
Repayments of advances from related parties	(53)	(1,917)
Payment of debt issuance costs	(2,750)	(8,657)
Merger costs	(5,027)	—
Repayments of capital lease obligations	(797)	(1,122)
Dividend payments on common shares	(10,000)	—
Dividend payments on preferred shares	(5,084)	(168)
Net cash provided by financing activities	10,766	62,021
Effects of exchange rate changes on cash and cash equivalents	(989)	70
Net change in cash and cash equivalents	1,630	10,743
Cash and cash equivalents at the beginning of period	15,721	4,978
Cash and cash equivalents at the end of period	$17,351	$15,721
Supplemental disclosures of cash flow information:
Interest paid	$9,256	$5,813
Income taxes paid	$4,163	$2,503
Non-cash investing and financing activities:
Dividends accrued but unpaid on preferred shares	$1,072	$525
Capital assets acquired under capital leases	$98	$410
Cash flow impact of Merger	See Note 3	N/A

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 2 — COMPLETED MERGER

The Corporation was initially formed on February 2, 2011 as a blank check company in order to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more business entities. On December 10, 2012, the Corporation entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), as amended by a First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, with Trio Merger Sub, Inc. (“ Merger Sub”), the entity formerly known as SAExploration Holdings, Inc. (“Former SAE”), and CLCH, LLC (“CLCH”), which contemplated Former SAE merging with and into Merger Sub with Merger Sub surviving as a wholly-owned subsidiary of the Corporation (the “Merger”). The Merger was consummated on June 24, 2013, at which time, the Corporation’s business became the business of Former SAE.

The Merger was accounted for as a reverse acquisition in accordance with U.S. GAAP. Under this method of accounting, Merger Sub was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Former SAE comprising the ongoing operations of the combined entity, Former SAE senior management comprising the senior management of the combined company, and the Former SAE common stockholders having a majority of the voting power of the combined entity. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former SAE issuing stock for the Corporation’s net assets, accompanied by a recapitalization. The Corporation’s assets were stated at fair value, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Former SAE. The equity structure after the Merger reflects the Corporation’s equity structure.

On June 21, 2013, the Corporation held its special meeting in lieu of an annual meeting of stockholders (the “Special Meeting”), at which the stockholders considered and adopted, among other matters, the Merger Agreement. On June 24, 2013, the parties consummated the Merger (the “Closing”). Pursuant to the Merger Agreement, the Former SAE common stockholders, on a fully-diluted basis, as consideration for all shares of Former SAE common stock they held or had the right to acquire prior to the Merger, received: (i) an aggregate of 6,448,443 shares (which includes 30 shares issued in lieu of fractional shares) of the Corporation’s common stock at the Closing; (ii) an aggregate of $7.5 million in cash at the Closing; (iii) an aggregate of $17.5 million represented by a promissory note issued by the Corporation at the Closing, discussed in Note 10; and (iv) the right to receive up to 992,108 additional shares (which includes 44 shares that may be issued in lieu of fractional shares) of the Corporation’s common stock after the Closing based on the achievement of specified earnings targets by the Corporation for the 2013 and/or the 2014 fiscal years. Additionally, the Corporation paid to CLCH, the holder of all of the outstanding shares of Former SAE preferred stock and a company controlled by Jeff Hastings, the Corporation’s Executive Chairman, an aggregate of $5.0 million in cash for all of such shares. Of the shares of the Corporation’s common stock issued to the Former SAE stockholders at Closing, an aggregate of 545,635 shares were deposited in escrow to secure the indemnification obligations owed to the Corporation under the Merger Agreement. On the first anniversary of the closing of the Merger, 272,818 of the escrow shares, less amounts previously applied in satisfaction of or reserved with respect to indemnification claims (other than tax or environmental indemnification claims, except to the extent such claims exceed 272,817 shares) that are made prior to that date, will be released to the Former SAE stockholders. The remaining 272,817 escrow shares will be released 30 days after the Corporation files its annual report on Form 10-K for its 2015 fiscal year, less any shares reserved to satisfy tax or environmental indemnification claims made prior to such date.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 2 — COMPLETED MERGER – (continued)

The portion of the merger consideration payable at Closing that is allocable to holders of certain derivative securities of Former SAE that were not converted or exchanged prior to the Merger is being held in a separate escrow pending the conversion or exercise of those derivative securities (the “Merger Consideration Escrow”). Those derivative securities include Former SAE’s warrants outstanding for 2% of its stock immediately prior to the Merger, which were convertible into 135,144 shares of Former SAE common stock immediately prior to the Merger, and the common shares issued by a wholly-owned Canadian subsidiary of the Corporation, which were exchangeable for 48,793 shares of Former SAE common stock immediately prior to the Merger. The escrow agreement for the Merger Consideration Escrow provides that CLCH as nominee of the Corporation will have voting control over all shares of the Corporation’s common stock held in that escrow.

The following table summarizes the effects of the Merger on the Corporation’s assets, liabilities, and capital structure:

Cash and cash held in trust, after conversions	$47,777
Payment to Former SAE common stockholders	(7,500)
Net released from escrow to the Corporation after conversions	40,277
Other assets and liabilities remaining in the Corporation:
Other assets	13
Note payable to Former SAE common stockholders	(11,775)
Related party notes	(500)
Contingent consideration	—
28,015
Merger costs	(5,027)
Pre-acquisition value of Former SAE warrants deemed equity under their terms	1,293
Net increase in the Corporation's equity resulting from the Merger	$24,281

Of the $40,277 of cash transferred from the Corporation’s trust account at Closing, $5,000 was transferred to a transfer agent to purchase Former SAE’s preferred stock, and the consolidated statement of cash flows for the year ended December 31, 2013 reflects $35,277 of merger proceeds received directly by Former SAE in cash provided by financing activities. The Corporation incurred $6,215 of merger related costs, $5,027 of which were treated as equity issuance costs and reported as a reduction of equity, and the remaining $1,188 was reported as Merger costs on the consolidated statement of operations as these costs did not qualify for equity presentation because they were not directly related to the issuance of equity.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 2 — COMPLETED MERGER – (continued)

In connection with the Merger, holders of 987,634 shares of the Corporation’s outstanding common stock issued in its initial public offering (“public shares”) exercised their rights to convert those shares to cash at a conversion price of approximately $10.08 per share, or an aggregate of approximately $9.96 million. After giving effect to the issuance of the shares of the Corporation’s common stock to Former SAE stockholders at the Closing (excluding the additional shares that may be issued to the Former SAE stockholders based on the achievement of the earnings targets), the issuance of 100,000 shares of the Corporation’s Common Stock in exchange for the options to purchase up to a total of 600,000 shares of common stock and 600,000 warrants held by EarlyBirdCapital, Inc. and its designees for 100,000 shares of Corporation common stock and the conversion of 987,634 of the Corporation’s public shares, there were 13,402,664 shares of the Corporation’s common stock outstanding as of June 24, 2013. The conversion price for holders of public shares electing conversion was paid out of the Corporation’s trust account, which had a balance immediately prior to the Closing of $61.7 million. The remaining trust account funds were used to pay the Corporation’s transaction expenses of approximately $4.0 million and the cash portion of the Merger consideration payable to the Former SAE preferred and common stockholders, totaling $12.5 million, and the balance of approximately $35.3 million was released to the Corporation.

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

At the Special Meeting, the Corporation’s stockholders also approved other amendments to the Corporation’s amended and restated certificate of incorporation to adjust the classification of directors such that the three classes’ respective terms expire upon the annual meetings of stockholders in 2014, 2015 and 2016, with each class serving three-year terms thereafter, and to delete certain provisions that are no longer applicable since the Merger was consummated.

At the Closing, the Corporation also entered into an amendment to the warrant agreement (“Warrant Amendment”) with Continental Stock Transfer & Trust Company for all outstanding warrants as of the Merger date, as warrant agent, and for warrants subject to conversion by the Corporation’s convertible notes, which amended the Corporation’s warrants to (i) increase the exercise price of the warrants from $7.50 to $12.00 per share of the Corporation’s common stock and (ii) increase the redemption price of the warrants from $12.50 to $15.00 per share of the Corporation’s common stock. On December 10, 2012, the Corporation obtained written consents from the holders of a majority of the then outstanding warrants approving the Warrant Amendment. The Warrant Amendment became effective upon the closing of the Merger. Since the amendments were a pre-Merger modification by the Corporation, the effects of the change in fair value were reflected in the equity of the Corporation and were not reflected in the pre-Merger net assets recorded by the Corporation.

At the Closing of the Merger, the pre-Merger stockholders of the Corporation owned approximately 51.5% of the Corporation, and the pre-Merger stockholders of Former SAE owned approximately 48.5% of the Corporation. In connection with the Merger, certain of the initial stockholders of the Corporation granted voting proxies to CLCH, which was the majority stockholder of Former SAE, such that CLCH, along with certain other stockholders of Former SAE, control at least 50.5% of the voting power of the Corporation following the Merger. The Merger completes the Corporation’s objective to acquire, through a merger, share exchange, asset acquisition, or other similar business combination, one or more businesses or entities.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Merger has been accounted for as a reverse acquisition. The accompanying consolidated financial statements have been retrospectively restated to present the financial position and results of operations of Former SAE as if the Merger had been effective as of the beginning of the earliest period presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SAExploration Holdings, Inc. and its wholly-owned subsidiaries as well as a variable interest entity in which the Corporation is the primary beneficiary. During 2013 the Corporation accomplished the Merger, adding Former SAE’s subsidiaries. During 2013, The Corporation also formed a new subsidiary in Malaysia as well as a variable interest entity in which the Corporation is the primary beneficiary. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements of the Corporation have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting period.

The more significant areas requiring the use of management estimates and assumptions include accounting for contracts in process, determining useful lives for depreciation and amortization purposes, allowance for doubtful accounts, the valuation of fixed assets, fair value of certain financial instruments recognized at fair value on a recurring basis, deferred tax assets, income tax uncertainties, share-based compensation, warrants and other contingencies, While management believes current estimates are reasonable and appropriate actual results could differ materially from current estimates.

Cash and Cash Equivalents

The Corporation considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Corporation has cash in banks which, at times, may exceed insured limits, established in the United States and foreign countries. The Corporation has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents. The Corporation conducts operations outside the United States, which exposes the Corporation to market risks from changes in exchange rates. As of December 31, 2013 and December 31, 2012, the balances of cash in subsidiaries outside of the United States totaled $13,962 and $7,473, respectively.

Restricted Cash

Restricted cash consists primarily of cash collateral for performance guarantees, letters of credit and custom bonds. As of December 31, 2013 and December 31, 2012 restricted cash was $638 and $3,701, respectively.

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

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES – (continued)

The Corporation maintains an allowance for doubtful accounts for estimated losses in its accounts receivable portfolio. It utilizes the specific identification method for establishing and maintaining the allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2013 and 2012, the Corporation had $254 and $0, in the allowance for doubtful accounts, respectively. For the years ended December 31, 2013 and 2012, the Corporation recorded $254 and $0, in bad debt expense, respectively.

The following table summarizes the change in our allowance for doubtful accounts for the years ended December 31, 2013 and 2012:

	2013	2012
	(in thousands )
Beginning balance	$—	$—
Charges to expense	254	—
Ending Balance	$254	—

Revenue Recognition

The Corporation’s services are provided under master service agreements with its customers that set forth certain obligations of the Corporation and its customers. A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party on short notice, is entered into for every data acquisition project. Customer contracts for services vary in terms and conditions. Contracts are either “turnkey” (fixed price) agreements that provide for a fixed fee per unit of measure to be paid to the Corporation, or “term” (variable price) agreements that provide for a fixed hourly, daily or monthly fee during the term of the project. Under turnkey agreements, the Corporation recognizes revenue based upon output measures as work is performed. This method requires that the Corporation recognize revenue based upon quantifiable measures of progress, such as square or linear kilometers surveyed or each unit of data recorded. Expenses associated with each unit of measure are immediately recognized. If it is determined that a contract will have a loss, the entire amount of the loss associated with the contract is immediately recognized. Revenue under a “term” contract is billed as the applicable rate is earned under the terms of the agreement. With respect to those contracts where the customer pays separately for the mobilization of equipment, the Corporation recognizes such mobilization fees as revenue during the performance of the seismic data acquisition, using the same output measures as for the seismic work. To the extent costs have been incurred in relation to the Corporation’s service contracts where the revenue is not yet earned, those costs are capitalized and deferred within deferred costs on contracts until the revenue is earned at which point the costs are recognized to direct operating expenses over the life of the contract or the Corporation determines that they are not recoverable, at which time they are expensed.

The Corporation invoices customers for certain out-of-pocket expenses under the terms of the contracts. Amounts billed to customers are recorded in revenue at the gross amount including out-of-pocket expenses. The Corporation also utilizes subcontractors to perform certain services to facilitate the completion of customer contracts. The Corporation bills its customers for the cost of these subcontractors plus an administrative fee. The Corporation records amounts billed to its customers related to subcontractors at the gross amount and records the related cost of subcontractors as direct operating expenses.

Sales taxes collected from customers and remitted to government authorities are accounted for on a net basis and are excluded from revenues in the consolidated statements of operations.

Deferred Revenue

Deferred revenue primarily represents amounts billed or payments received for services in advance of the services to be rendered over a future period or advanced payments from customers related to equipment leasing. Deferred revenue as of December 31, 2013 of $7,927 and 2012 of $9,320 consists primarily of $3,175 and $7,409, respectively, of advanced equipment leasing payments and $4,172 and $1,911, respectively, of payments related to mobilization and seismic services.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES – (continued)

Multiple-Element Arrangements

The Corporation evaluates each contract to determine if the contract is a multiple-element arrangement requiring different accounting treatments for varying components of the contract. If a contract is deemed to have separate units of accounting, the Corporation allocates arrangement consideration based on their relative selling price and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting. The Corporation accounts for each contract element when the applicable criteria for revenue recognition have been met. During 2013 and 2012, the Corporation delivered both professional services and equipment under a lease arrangement. The equipment leased under the contracts is highly customized and specialized to perform specific surveying operations.

The Corporation uses its best estimate of selling price when allocating multiple-element arrangement consideration. In estimating its selling price for the leased equipment, the Corporation considers the cost to acquire the equipment, the profit margin for similar arrangements, customer demand, effect of competitors on the Corporation’s equipment, and other market constraints.

Lease Income

As a result of the terms of its contracts, the Corporation may bill for the use of its equipment as part of the billing for its services. One of the Corporation’s contracts with a customer had such unique equipment needs that the equipment was separately listed and a composite rate established for all the equipment in the service contract. This contract reserves the use of this equipment solely for the customer for the first three years. The carrying value of leased equipment included in property and equipment as of December 31, 2013 and 2012 was $21,692 and $28,763 respectively, net of accumulated depreciation of $9,215 and $5,067, respectively. Equipment fee income, included in revenue, as a result of this contract was $8,184 and $6,494 for the years ended December 31, 2013 and 2012, respectively. Future required fees payable by the customer (exclusive of deferred revenue) embedded in this contract relate to equipment lease payments total $3,175 and are due in 2014.

Leases as Lessee

In accordance with applicable guidance, the Corporation classifies leases as capital leases if they meet certain specified criteria. All other leases are accounted for as operating leases where the cost of the rental of the property is expensed throughout the term of the lease.

Property and Equipment

Property and equipment is capitalized at historical cost and depreciated over the useful life of the asset. Assets held under capital leases are recorded at lower of the net present value of minimum lease payments or fair value of leased assets at the inception of the lease. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets or the lesser of the lease term, as applicable. Management’s estimate of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. Repairs and maintenance, which are not considered betterments and do not extend the useful life of the property, are charged to expense as incurred.

When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is reflected in (gain) or loss on sale of assets.

Income Taxes

The Corporation accounts for income taxes under Accounting Standards Codification (“ASC”), 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES – (continued)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Corporation is required to file income tax returns in the United States (federal) and in various state and local jurisdictions, as well as in international jurisdictions. Based on the Corporation’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Corporation’s current financial statements.  The reserves made in 2011 and 2012 for a Colombian uncertain tax position were reversed in 2013 due to both expiration of the statute of limitation and completion of the audit by the relevant tax authority without any additional assessment.

The Corporation’s policy for recording interest and penalties associated with uncertain tax positions is to record such expense in accounts identified as non-deductible expense for income tax purposes. Management is currently unaware of any issues under review that could result in significant payments or accruals of material amounts for the current year.

Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Corporation first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent that the carrying value exceeds it fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No long-lived assets were impaired as of December 31, 2013 or 2012.

Foreign Exchange Gains and Losses

The Corporation’s reporting currency is the U.S. dollar (“USD”). For foreign subsidiaries and branches using local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet dates. Revenues and expenses of these foreign subsidiaries are translated at average exchange rates for the period. Equity is translated at historical rates, and the resulting cumulative foreign currency translation adjustments resulting from this process are included, net of tax as a component of accumulated other comprehensive (loss) income. Therefore, the USD value of these items in the financial statements fluctuates from period to period, depending on the value of the USD against these functional currencies. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statement of operations and comprehensive (loss) income as foreign exchange gains (losses). The foreign subsidiaries and branches using USD as their functional currency are Bolivia, Peru, Malaysia and Singapore.

The unrealized foreign currency translation gain (loss) included in accumulated other comprehensive (loss) income was $(2,083) and $356 at December 31, 2013 and 2012, respectively.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES – (continued)

Commitments and Contingencies

The Former SAE common stockholders, as a result of the Merger, have the right to receive up to 992,108 additional shares (which includes 44 shares that may be issued in lieu of fractional shares) of the Corporation’s common stock after the Closing based on the achievement of specified earnings targets by the Corporation for the 2013 and the 2014 fiscal years. The target was not met for the fiscal year ended December 31, 2013, so no shares have been issued for 2013, however, the Former SAE common stockholders still have the right to receive up to the full 992,108 additional shares depending on the Corporation’s performance in 2014.

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

In the ordinary course of business, the Corporation can be involved in legal proceedings involving contractual and employment relationships, liability claims, and a variety of other matters. Although the ultimate outcome is uncertain, as of December 31, 2013 and December 31, 2012, the Corporation did not have any legal proceedings for which the ultimate outcome is expected to have a material impact on its financial position or results of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of costs over the fair value of the net assets acquired in the Datum Exploration Ltd. acquisition in 2011. All of the Corporation’s goodwill resides in its Canadian operations reporting unit. The change in the carrying value of goodwill in the year ended December 31, 2013 is the result of currency translation.

In accordance with ASC Topic 350, “Goodwill and Other”, the Corporation reviews its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. The provisions of ASC Topic 350 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. In determining the fair value of the Corporation’s reporting unit, the Corporation relied on the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the discounted cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. Under the Market Approach, the fair value of the business is based on the Guideline Public Company (“GPC”) methodology using guideline public companies whose stocks are actively traded that were considered similar to the Corporation as of the valuation date. Valuation multiples for the GPCs were determined as of the valuation date and were applied to the Corporation’s operating results to arrive at an estimate of value.

Intangible assets include customer relationships and are recorded at cost. Intangible assets are amortized over their estimated useful lives of 13 years.

The Corporation completed its annual goodwill impairment test as of its annual assessment date of July 31, 2013 and determined that the carrying amount of goodwill was not impaired. Further, there were no events subsequent to the Corporation’s annual assessment date which would have resulted in an impairment of its goodwill.

Comprehensive Income

Comprehensive income includes net (loss) income as currently reported and also considers the effect of additional economic events that are not required to be recorded in determining net income but rather reported as a separate component of stockholders’ equity. The Corporation reports foreign currency translation gains and losses as a component of comprehensive (loss) income.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES – (continued)

Variable Interest Entities

The Corporation evaluates its joint venture and other entities in which it has a variable interest (a “VIE”), to determine if it has a controlling financial interest and is required to consolidate the entity as a result. The reporting entity with a controlling financial interest in the VIE will have both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefit from the VIE that could potentially be significant to the VIE. See discussion of the Corporation’s joint venture at Note 19.

Fair Value Measurements

The Corporation follows ASC 820, “Fair Value Measurements and Disclosures”, as it relates to financial assets and liabilities, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Hierarchical levels, as defined in this guidance which are directly related to the amount of subjectivity associated with the inputs to the estimation of the fair values of these assets and liabilities, are as follows:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted process for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 — Inputs that are both significant to the fair value measurement and unobservable. Unobservable inputs reflect the Corporation’s judgment about assumptions market participants would use in pricing the asset or liability estimated impact to quoted market prices.

The Corporation’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and accrued liabilities. Due to the short-term maturities of each or the contractual interest rate, the carrying amounts approximate fair value at the respective balance sheet dates.

ASC 825-10, Financial Instruments (“ASC 825-10”), provides a fair value option election that allows companies an irrevocable election to use fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Changes in the fair value of items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, which must be applied to an entire instrument, and not only specified risks, specific cash flows, or portions of that instrument, and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method.

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 are notes payable to Former SAE stockholders, and at December 31, 2012 are warrants. The fair values of these financial instruments at the applicable valuation dates are based on Level 3 inputs using an income and market approach.

As of December 31, 2013 and 2012, the Corporation’s notes payable, with the exception at December 31, 2013 of the notes payable to the Former SAE stockholders, are recorded at historical cost net of applicable discounts.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES – (continued)

Deferred Loan Issuance Costs

Deferred loan issuance costs as of December 31, 2013 and 2012 include deferred costs of $12,029 and $9,279, respectively, less accumulated amortization of $2,914 and $213, respectively, associated with the 2012 Credit Agreement, as discussed further in Note 10. The increase in the deferred costs in 2013 is deferred costs related to the 2012 Credit Agreement of $2,750. These costs are being amortized over the life of the debt. The amortization of debt issuance costs is included in interest expense using the effective interest method.

Credit Agreement Discount

The discount associated with the 2012 Credit Agreement (see Note 10) is being amortized over the life of the debt. The amortization of debt discount is included in interest using the effective interest method. The consolidated balance sheet as of December 31, 2013 includes the original discount of $607, less accumulated amortization of $158.

Share-Based Compensation

The Corporation records the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the service period.

Off-Balance Sheet Arrangements

The Corporation’s policies regarding off-balance sheet arrangements as of and for the year ended December 31, 2013 are consistent with those in place during, as of and for the year ended December 31, 2012. The Corporation did not have any off-balance sheet arrangements as of December 31, 2013 or 2012.

Net (Loss) Income Per Share

The Corporation follows the accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Prior to the Merger on June 24, 2013, the Corporation had not considered the effect of warrants to purchase 14,000,000 shares of common stock or 1,000,000 warrants issuable upon conversion of notes payable to two of its stockholders in the calculation of diluted loss per share, since the exercise of the warrants were then contingent upon the occurrence of future events. Additionally, the contingent consideration associated with the Merger Agreement will not be included in the calculation of earnings per share until or if the related targets are obtained. Due to the Corporation’s net loss for the year ended December 31, 2013, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. The warrants to purchase 14,000,000 shares of common stock or 1,000,000 warrants issuable upon conversion of notes payable have been excluded from the calculation of dilutive net loss per share, as their effect would be anti-dilutive. For the year ended December 31, 2012, the effect of Former SAE warrants issued in November 2012 for 135,144 shares as well as the 636,560 restricted shares issued in November 2012 were included in the computation of diluted net income per share. Potentially dilutive securities are not considered in the calculation of diluted (loss) income per share during periods in which there is a net loss, as the effect would be anti-dilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Income Taxes

In July 2013, the FASB issued ASU No. 2013-11- “Income Taxes (Topic 740):  Presentation Of An Unrecognized Tax Benefit When A Net Operating Loss Carryforward, A Similar Tax Loss, Or A Tax Credit Carryforward Exists” requiring the presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryfoward. This net presentation is required unless a net operating loss carryforward, a similar tax loss, or a tax credit carryfoward is not available at the reporting date or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset to settle any additional income tax that would result from the disallowance of the unrecognized tax benefit. The standards update is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of this ASU will not have a material impact on the Corporation’s consolidated financial statements.

NOTE 4 - SIGNIFICANT RISKS AND UNCERTAINTIES INCLUDING BUSINESS AND CREDIT CONCENTRATIONS

The Corporation’s primary market risks include fluctuations in oil and gas commodity prices which affect demand for and pricing of services. All of the Corporation’s customers are involved in the oil and natural gas industry, which expose the Corporation to credit risk because the customers may be similarly affected by changes in economic and industry conditions. Further, the Corporation generally provides services and extends credit to a relatively small group of key customers that account for a significant percentage of accounts receivable of the Corporation at any given time. Due to the nature of the Corporation’s contracts and customers’ projects, the largest customers can change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year. If any key customers were to terminate their contracts or fail to contract for future services due to changes in ownership or business strategy or for any other reason, the Corporation’s results of operations could be affected.

The Corporation has cash in banks, including restricted cash, which, at times, may exceed insured limits established in the United States and foreign countries. The Corporation has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Corporation conducts operations outside the United States, which exposes the Corporation to market risks from changes in foreign exchange rates.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at December 31, 2013 and 2012:

	Estimated Useful Life	2013	2012
Field operating equipment	3 – 10 years	$85,990	$82,798
Vehicles	3 – 5 years	3,550	2,408
Leasehold improvements	2 – 5 years	455	473
Software	3 – 5 years	1,122	1,063
Computer equipment	3 – 5 years	4,358	4,080
Office equipment	3 – 5 years	968	864
		96,443	91,686
Less: Accumulated depreciation and amortization		(31,871)	(21,230)
Total		$64,572	$70,456

The Corporation reviews the useful life and residual values of property and equipment on an ongoing basis considering the effect of events or changes in circumstances.

Total depreciation and amortization expense for the years ended December 31, 2013 and 2012 was $16,096 and $12,131, respectively, of which $14,843 and $11,411, respectively, was recorded in direct operating expenses and $1,253 and $720, respectively, was recorded in depreciation and amortization.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 6 — INTANGIBLE ASSETS AND GOODWILL

The carrying amounts of intangible assets at December 31, 2013 and 2012 are as follows:

	2013	2012
Customer relationships	$1,478	$1,684
Less: annual amortization	(121)	(126)
	1,357	1,558
Foreign currency translation	(97)	(80)
Balance at December 31,	$1,260	$1,478

Amortization expense included in direct operating expenses in the accompanying statements of operations for each of the years ended December 31, 2013 and 2012 were $121 and $126, respectively.

Amortization expense for each of the next five years is as follows:

2014	$121
2015	121
2016	121
2017	121
2018	121
Thereafter	655
Total	$1,260

The Corporation’s goodwill balance at December 31, 2013 and 2012 was as follows:

	2013	2012
Datum acquisition	$2,150	$2,306

The differences in the gross amounts of goodwill and customer relationships between the years relate to foreign currency translations.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 7 — PREPAID EXPENSES

Prepaid expenses at December 31, 2013 and 2012 include the following:

	2013	2012
Prepaid other taxes	$1,009	$3,610
Advances to suppliers	2,442	2,158
Prepaid VAT tax	121	2,104
Deposits	355	490
Other	692	191
Total	$4,619	$8,553

NOTE 8 — ACCRUED LIABILITIES

Accrued liabilities at December 31, 2013 and 2012 include the following:

	2013	2012
Accrued supplier expenses	$801	$3,910
Accrued Former SAE convertible preferred dividends (See Note 13)	1,072	894
Accrued interest payable (See Note 10)	686	—
Other	565	631
Total	$3,124	$5,435

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 9 — LEASES

Capital Leases

The Corporation leases certain machinery and equipment under agreements that are classified as capital leases. As of December 31, 2013, the future minimum lease payments required under the capital leases and the present value of the net minimum lease payments, are as follows:

Year Ending December 31,	Amounts
2014	$583
2015	518
2016	148
2017	8
Total minimum lease payments	1,257
Less: Amount representing interest	(154)
Present value of net minimum lease payments	1,103
Less: Current maturities of capital lease obligations	(485)
Long-term capital lease obligations	$618

Assets recorded under capital leases and included in property and equipment in the Corporation’s consolidated balance sheets consist of the following at December 31, 2013 and 2012:

	2013	2012
Field operating equipment	$2,062	$1,934
Vehicles	437	204
Computer equipment	292	274
Office equipment	152	142
	2,943	2,554
Less: Accumulated depreciation	(1,280)	(580)
Total	$1,663	$1,974

Operating Leases

The Corporation also has several non-cancelable operating leases, primarily for office, warehouse space, and corporate apartments that are set to expire over the next five years. These leases generally contain renewal options for a one-year period and require the Corporation to pay all executory costs such as maintenance and insurance.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 9 — LEASES– (continued)

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases for the years ended December 31, 2013 and 2012 was $1,880 and $1,801, respectively.

As of December 31, 2013, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) were:

2014	$8,360	(1)
2015	8,954	(1)
2016	156
2017	134
2018	124
Total	$17,728

(1) Includes a two-year equipment lease agreement in North America, for which terms regarding discounted rates for additional rental beyond the minimum have not yet been finalized, with minimum guaranteed rental commitment of $6,720 and $8,400 for 2014 and 2015, respectively.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 10 — NOTES PAYABLE

Notes payable at December 31, 2013 and December 31, 2012 consist of the following:

	2013	2012
Amount outstanding under 2012 Credit Agreement	$81,137	$79,900
Unamortized loan discount	(449)	(607)
Net note payable	80,688	79,293
Less current portion of note payable	(800)	(800)
Long-term portion of note payable	79,888	78,493

Notes payable to Former SAE stockholders - related parties – long-term at fair value	12,406	—
Notes payables to related parties - current	500	53
Total notes payable to related parties	12,906	53
Total notes payable, excluding current portion of note payable	$92,794	$78,546

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 10 — NOTES PAYABLE – (continued)

All of the Corporation’s outstanding debt in 2012 as described below was paid off from proceeds of the 2012 Credit Agreement (defined below) prior to December 31, 2012 except for the loan payable to CLCH that was paid off in February 2013.

The Corporation had ten bank loans with various financial institutions in Colombia that were used to fund short-term working capital requirements, included in notes payable (the “Colombia Loans”). The Colombia Loans had maturity dates in 2012 and interest rates that ranged between 8.2% and 13.87%. The Colombia Loans were repaid in full in December 2012.

During 2012, the Corporation entered into additional short-term working capital loans with five financial institutions in Colombia for an aggregate amount of $8,698. These loans had maturity dates between October 2012 and June 2013 with interest rates between 6.8% and 13.5% and were partially secured by Colombian accounts receivable, with an average interest rate of 9.24% for the year ended December 31, 2012. All of these Colombian loans were repaid in full in December 2012.

The Corporation entered into two loan agreements with entities owned by stockholders of the Corporation to fund working capital needs. The agreement with Encompass LLP (“Encompass”) was entered by the Corporation on January 1, 2009 for a maximum credit line of $3,000. The line carried an annual interest rate of 15% and was due on demand. There was no outstanding balance on this credit line on December 31, 2012, and the line has been cancelled as of December 31, 2012. Another agreement with CLCH was entered by the Corporation on January 1, 2009 for a maximum credit line of $3,000 and carried an annual interest rate of 8.5% and was due on demand. The Corporation had $53 outstanding under this credit line as of December 31, 2012. The credit line has been closed and the balance of this loan was paid off in February 2013.

The Corporation also had a loan with a third-party dated September 30, 2011 related to the purchase of equipment with an original balance of $162 or C$(157). The loan was secured by the equipment, was due in monthly installments of $21 or C$(20) and carried an annual interest rate of 8.25%. The loan matured May 15, 2012, and was paid in full in December 2012.

On January 1, 2012, the Corporation entered into a Promissory Note for working capital purposes in the principal amount of $375 at an annual interest rate of 9% with a stockholder of the Corporation. The note was paid in full in December 2012.

On July 3, 2012, NES LLC, a wholly-owned subsidiary of the Corporation, as Issuer and the Corporation as a Guarantor, entered into a Note Purchase Agreement with Prudential Capital Group for the issuance of secured promissory notes in the principal amount of $15,000 at an interest rate of 8.75% per annum (the “NES Note”). The NES Note was secured by field operating equipment and was to mature November 1, 2015. This loan was repaid in full in December 2012.

On July 6, 2012, SAExploration (Canada) Ltd., a wholly-owned subsidiary of the Corporation, as Issuer and the Corporation as a Guarantor, entered into a Note Purchase Agreement with Prudential Capital Group for the issuance of secured promissory notes in the principal amount of $5,000 at an interest rate of 8.75% per annum (the “Canadian Note”). The Canadian Note was secured by certain field operating equipment and was to mature July 1, 2016. The Canadian Note was paid in full in December 2012. The two above Prudential notes had a prepayment fee of $2,209, which was paid in December 2012 and charged to loan prepayment fee in the accompanying consolidated statement of operations for the year ended December 31, 2012.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 10 — NOTES PAYABLE – (continued)

The Corporation issued a promissory note to CLCH, as a representative of the Former SAE stockholders, at the Closing on June 24, 2013, as Merger consideration to the Former SAE stockholders with a stated amount of $17,500. At issuance, the Corporation elected the fair value option for recording the note on a recurring basis at issuance. The fair value as of June 24, 2013 was $11,775. The Corporation determined that the net present value approach would be the best method to estimate the fair value. In calculating the net present value, the Corporation used the average yield for similar instruments to determine the discount rate. As of June 24, 2013 the discount rate was determined to be 17.6%. Any change in the fair value of the note is recorded on the statement of operations as a change in fair value of notes payable to related parties. The note is unsecured, is subordinate to the borrowings outstanding under the 2012 Credit Agreement, carries an annual interest rate of 10%, with interest payments subject to certain restrictions under the 2012 Credit Agreement, and is due and payable in full on June 24, 2023. As of December 31, 2013, the Corporation determined the discount rate to be consistent to the rate at inception. As of December 31, 2013, the outstanding balance was $17,500 with a fair value of $12,406. The change in the fair value of the Former SAE stockholders note for the period ended December 31, 2013 was $631.

The Corporation owes convertible promissory notes of Eric S. Rosenfeld and David D. Sgro, who are directors and founding stockholders of the Corporation, with aggregate principal amounts of $300 and $200, respectively. These $500 related party notes are convertible into 1,000,000 warrants with an exercise price of $12 per warrant. On October 10, 2013 the Corporation mailed an information statement on Schedule 14C to Corporation’s stockholders (which became effective on November 1, 2013) relating to amending the convertible promissory notes of Eric S. Rosenfeld and David D. Sgro to extend the maturity date to December 31, 2013. Also, the principal balance of the Notes may be converted, at the holder’s option, to warrants at a price of $0.50 per warrant, or up to an aggregate of 1,000,000 warrants (the “Convertible Debt Warrants”), upon the effectiveness of stockholder approval of the conversion. Each Convertible Debt Warrant will be exercisable for one share of our common stock at a cash exercise price of $12.00, or on a “cashless basis” at the holder’s option. The Convertible Debt Warrants will expire on June 24, 2016. The Corporation records these notes payable at a combined carrying amount of $500 and estimated their combined fair value to be $886 as of December 31, 2013.

2012 Credit Agreement

On November 28, 2012, Former SAE entered into a four year term Credit Agreement for $80 million (as amended, the “2012 Credit Agreement”). The 2012 Credit Agreement is collateralized by all the assets of Former SAE. Of the proceeds from this transaction, approximately $40 million retired all the outstanding debt in 2012, except for the loan payable to CLCH that was paid off in February 2013. As part of this transaction, warrants were issued for 1% of the “Common Stock Deemed Outstanding” of Former SAE, which takes into account any securities or contract of a dilutive nature which are exercisable.

The cost associated with the issuance of the 2012 Credit Agreement, in the amount of $12,029 is being amortized in interest expense over the life of the 2012 Credit Agreement using the effective interest method. The total amount of amortization of the debt cost and discount for the years ended December 31, 2013 and 2012 was $2,860 and $213, respectively.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 10 — NOTES PAYABLE – (continued)

The Corporation joined the 2012 Credit Agreement, in the same capacity as Former SAE, in connection with the consummation of the Merger, and Merger Sub, as the surviving entity in the Merger, succeeded to the obligations of Former SAE. The 2012 Credit Agreement has requirements for principal payments of $200, plus 0.25% of any additional amounts borrowed under the 2012 Credit Agreement, per quarter until the note is due, at which time the entire outstanding principal balance must be repaid. The interest rate on borrowings under the 2012 Credit Agreement is 13.5%. The Corporation may elect to pay up to 2.5% of the interest as a payment in kind (“PIK”); the PIK amount of interest is added to the balance of the note. For the year ended December 31, 2013 the Corporation elected to exercise the PIK option and $2,040 was expensed to interest and added to the balance of the note. At the time Former SAE entered into the Amendment No. 2 and Consent to Credit Agreement on June 24, 2013, Former SAE and the Borrowers under the 2012 Credit Agreement received a commitment to fund, at Former SAE’s election and subject to the satisfaction of customary closing conditions, the full $20 million of the additional loans available to the borrowers under the 2012 Credit Agreement. The commitment expired unexercised on October 5, 2013.

The 2012 Credit Agreement provides for certain prepayment penalties if the Corporation prepays any portion of the outstanding principal balance prior to its due date that decline over the term of the agreement.

On October 31, 2013, the Corporation entered into Amendment No. 3, which revised certain financial covenant ratios, lowered capital expenditure limits for 2013 and 2014, granted waivers for any failure to comply with the financial covenants for the quarter ended September 30, 2013, and limited the payment of interest under the Corporation’s $17.5 million subordinated note issued in connection with the Merger.

On October 31, 2013, in connection with the execution of Amendment No. 3 to the 2012 Credit Agreement, CLCH, Seismic Management Holdings Inc. and Brent Whiteley, entered into a waiver agreement with the Corporation, pursuant to which they agreed to allow the withholding of the interest payments payable to them in respect of their individual interests as stockholders of Former SAE under the $17.5 million subordinated note issued in connection with the Merger, until such payments are permitted to be made under the 2012 Credit Agreement. The Corporation accrued $686 of such interest payments for the fourth quarter of 2013 related to the $17.5 million subordinated note.

The following table represents the future principal payments for the 2012 Credit Agreement per year, as of December 31, 2013:

2014	$800
2015	800
2016	79,537
Total	$81,137

The Corporation records its 2012 Credit Agreement at a carrying amount, net of discount, of $80,688 and $79,293, respectively, and estimated its fair value to be $90,536 and $79,737, respectively, as of December 31, 2013 and 2012, respectively. Fair values of the 2012 Credit Agreement are derived using the net present value of expected cash flow discounted based on using yield curves for similar USD debt instruments adjusted for the specific terms of the 2012 Credit Agreement and other factors such as the Corporation’s own cost of capital in recent financing transactions.

At December 31, 2013, and December 31, 2012, the Corporation was in compliance with all covenants of the 2012 Credit Agreement. The Corporation notes that it has an obligation under the 2012 Credit Agreement to deliver annual consolidated financial statements with 90 days following the end of the Corporation’s fiscal year. The Corporation was not able to deliver such financial statements until the completion of its 2013 financial statement audit and the filing of the Corporation’s Form 10-K. The failure to timely deliver such financial statements resulted in a technical event of default under the 2012 Credit Agreement. The remedies provided to the lenders in the 2012 Credit Agreement for an event of default are only available if the event of default is continuing.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 11 — INCOME TAXES

(Loss) income before income taxes attributable to U.S. (including its foreign branches) and foreign operations for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
U.S.	$(6,159)	$4,554
Foreign	(4,352)	6,875
Total	$(10,511)	$11,429

No income taxes are attributable to the non-controlling interest.

The provision for income taxes shown in the consolidated statements of operations and comprehensive (loss) income consists of current and deferred expense (benefit) for the years ended December 31, 2013 and 2012 as shown in the following table.

	2013	2012
Current tax expense:
U.S. – federal and state	$1	$161
Foreign	9,139	2,849
Total current expense	9,140	3,010
Deferred tax expense (benefit):
U.S. – federal and state	1,812	(1,711)
Foreign	(457)	145
Total deferred expense ( benefit)	1,355	(1,566)
Total provision for income taxes	$10,495	$1,444

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 11 — INCOME TAXES – (continued)

A reconciliation of the income tax (benefit) provision expected at the U.S. federal statutory income tax rate to the effective income tax rate is as follows:

	2013	2012
Expected tax (benefit) provision at 35% for the years ended December 31, 2013 and 2012	$(3,678)	$4,000
IRC Section 956 deemed dividend	5,645	—
Effects of expenses not deductible for tax purposes	1,614	624
Tax effect of valuation allowance on deferred tax assets	1,144	(1,747)
Taxes in lieu of income taxes	3,126	745
Reduction in reserve for uncertain tax position	(329)	—
Effects of differences between U.S. and foreign tax rates, net of federal benefit, and other	2,973	(2,178)
Provision for income taxes	$10,495	$1,444

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 11 — INCOME TAXES – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below:

	2013	2012
Deferred tax assets:
Deferred charges	$—	$74
Deferred revenue	1,206	2,327
Related party accrued expenses	33	346
Deferred contract costs	398	—
Other accruals	581	482
Restricted stock	—	8
Capital lease obligation	240	424
Foreign tax credit and AMT credit carry forwards	7,764	2,386
Financing costs	334	—
Unrealized gain/loss	379	—
Fixed assets	636	—
Net operating loss carry forwards	3,590	5,433
Total deferred tax assets	15,161	11,480
Less: Valuation allowance	(6,998)	(29)
Total deferred tax assets, net	8,163	11,451
Deferred tax liabilities:
Other receivables	(69)	—
Fixed assets	(6,787)	(8,798)
Foreign exchange (gain) loss	(61)	—
Intangible assets	(315)	(370)
Total deferred tax liabilities	(7,232)	(9,168)
Net deferred tax assets	$931	$2,283

The net deferred tax assets as of December 31, 2013 and 2012 consist of the following:

	2013	2012
Current deferred tax asset, net	$1,371	$902
Non-current deferred tax asset, net	743	1,622
Current deferred tax liability, net	(69)	—
Non-current deferred tax liability, net	(1,114)	(241)
Net deferred tax asset	$931	$2,283

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 11 — INCOME TAXES – (continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Corporation has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. From its evaluation, the Corporation has concluded that based on the weight of available evidence, it is not more likely than not to realize the benefit of its deferred tax assets recorded in Malaysia, the United States, Brazil and Canada at December 31, 2013 and Brazil in 2012. Accordingly, the Corporation had a valuation allowance totaling $6,998 and $29, respectively, at December 31, 2013 and 2012 for the deferred tax assets in U.S., Canada, Malaysia and Brazil that more likely than not will not be realized. Should the factors underlying management’s analysis change, future valuation adjustments to the Corporation’s net deferred tax assets may be necessary. The valuation allowance was increased by $6,969 and $1,747, respectively, during the years ended December 31, 2013 and 2012. Of the total $6,998 valuation allowance, $1,144 relates to prior year deferred tax assets that were fully valued during 2013.

The Corporation is subject to examination in all jurisdictions in which it operates. The Corporation is no longer subject to examination by the Internal Revenue Service or other foreign taxing authorities in which it files for years prior to 2010.

The Corporation recognized benefit of $329 during 2013 related to uncertain tax positions existing as of December 31, 2012 which was included in income tax expense. These unrecognized tax benefits relate to income tax contingencies in Colombia.

Foreign earnings are considered to be permanently reinvested in operations outside the USA and therefore the Corporation has not provided for U.S. income taxes on these un-repatriated foreign earnings.

Uncertain tax positions as of December 31, 2013 and 2012 are shown below:

	2013	2012
Unrecognized tax benefits, beginning balance	$329	$323
Additions for prior year tax positions	—	6
Reductions for lapse in statute	(329)	—
Unrecognized tax benefits, ending balance	$—	$329

The details of the Corporation’s tax attributes as of December 31, 2013 and 2012 are shown below:

	2013	2012
Net Operating Losses	Balance carried forward	Balance carried forward
U.S.	$5,563	$9,129
Canada	440	4,898
Malaysia	5,743	—
Others	526	249
Total	$12,272	$14,276

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 11 — INCOME TAXES – (continued)

	2013	2012
Foreign Tax Credits	Balance carried forward	Balance carried forward
U.S.	$6,938	$2,011
Canada	515	214
Total	$7,453	$2,225

	2013	2012
Net Deferred Tax Assets (Liabilities)	Balance carried forward	Balance carried forward
U.S.	$—	$1,812
Canada	(156)	(241)
Others	1,087	712
Total	$931	$2,283

The total amount of accrued interest and penalties included in accrued expenses as of December 31, 2013 and 2012 was $0 and $15, respectively. To the extent interest and penalties are assessed with respect to the uncertain tax positions, amounts accrued will be reflected as income tax expense.

Net Operating Losses

As of December 31, 2013, the Corporation had U.S. federal tax net operating loss (“NOLs”) carryforwards of approximately $5.6 million, which begin to expire in fiscal year 2032. These net operating loss carryforwards, subject to certain requirements and restrictions, including limitations on their use as a result of an ownership change, may be used to offset future taxable income and thereby reduce the Corporation’s U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carry forwards to reduce its tax liability. The amount of taxable income in each tax year after the ownership change that may be offset by pre-change NOLs and certain other pre-change tax attributes is generally equal to the product of (a) the fair market value of the corporation’s outstanding stock immediately prior to the ownership change and (b) the long-term tax exempt rate (i.e., a rate of interest established by the Internal Revenue Service that fluctuates from month to month). An ownership change would occur if stockholders, deemed under Section 382 to own five percent or more of our capital stock by value, increase their collective ownership of the aggregate amount of the Corporation’s capital stock to more than fifty percentage points over a defined period of time. As a result of the Merger, the Corporation has experienced an ownership change as defined in Section 382 of the Code. Accordingly, the Corporation’s use of the net operating loss carryforwards and foreign tax credit carryforwards are limited to the applicable annual limitation amount. Management has estimated the annual Section 382 limitation to be approximately $3.7 million.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 11 — INCOME TAXES – (continued)

Repairs and Maintenance Regulations in the United States

In September 2013, the U.S. Internal Revenue Service (“IRS”) issued new regulations for capitalizing and deducting costs incurred to acquire, produce, or improve tangible property. These new regulations are effective in the U.S. for taxable years beginning on or after January 1, 2014; however, they are considered enacted as of the date of issuance. As a result of the new regulations, the Corporation is required to review its existing income tax accounting methods related to tangible property, and determine which, if any, income tax accounting method changes are required; whether the Corporation will file any income tax accounting method changes with its 2014 federal income tax return; and the potential financial statement impact. Because additional implementation guidance from the IRS is anticipated, the Corporation is in the process of reviewing its existing income tax accounting methods related to tangible property; however, the Corporation believes that certain of its historical income tax accounting policies may differ from what is prescribed in the new regulations. Based on the Corporation’s initial assessment, the new regulations will not have a material effect on the Corporation’s consolidated financial statements.

NOTE 12 — WARRANTS

Warrants

In February 2011, the Corporation sold 6,500,000 warrants to the holders of its common stock in a private sale of units, consisting of warrants and common stock. It also sold 600,000 warrants to EarlyBirdCapital, Inc., the representative of the underwriters for the Corporation’s initial public offering. On June 24, 2011, the Corporation closed its initial public offering of 6,000,000 units, with each unit consisting of one share of common stock and one warrant, each to purchase one share of common stock at an exercise price of $7.50 per share. On June 27, 2011, the Corporation closed on the sale of an additional 900,000 units, which were subject to an over-allotment option granted to the underwriters. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $10.00 per unit. As of December 31, 2013 and 2012, the 14,000,000 warrants were outstanding.

At the Closing of the Merger, the Corporation also entered into an amendment to the warrant agreement (“Warrant Amendment”) with Continental Stock Transfer & Trust Company for all outstanding warrants as of Merger date, as warrant agent, and for warrants subject to conversion by the Corporation’s convertible notes, which amended the Corporation’s warrants to (i) increase the exercise price of the warrants from $7.50 to $12.00 per share of the Corporation’s common stock and (ii) increase the redemption price of the warrants from $12.50 to $15.00 per share of the Corporation’s common stock. On December 10, 2012, the Corporation obtained written consents from the holders of a majority of the then outstanding warrants approving the Warrant Amendment. The Warrant Amendment became effective upon the closing of the Merger (Note 2).

Former SAE Warrants

Two classes of liability warrants were issued in 2012 convertible into an aggregate of 2% of Former SAE’s common stock deemed outstanding at the time of the exercise, including any securities or contracts of a dilutive nature, whether or not exercisable at the time of the determination. The fair value of the warrants issued is based on a third party valuation which used an income and market approach weighted for a merger or sale. The warrants have an exercise price of $0.01 a share.

The lenders pursuant to the senior credit facility hold warrants totaling 1% of Former SAE’s common stock deemed outstanding that have a cash settlement provision or “put option” that allows the warrant holders to ask for the fair value in cash once the debt is repaid. These warrants are exercisable at any time by the holders.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 12 — WARRANTS – (continued)

The remaining warrant is for 1% of SAE common stock deemed outstanding and does not have a cash settlement provision. This warrant is exercisable at any time at the option of the holder or at the option of Former SAE, and is not automatically exercised in connection with a reorganization, merger, sale or similar transaction.

The Former SAE warrants remain outstanding as a contractual obligation to receive their allocable portion of the Merger consideration. This allocable portion of Merger consideration was determined upon consummation of the Merger and the allocable portion of shares included in the Merger consideration, into which the warrants are convertible are being held in escrow as of December 31, 2013.

NOTE 13 — FORMER SAE CONVERTIBLE PREFERRED STOCK

As of December 31, 2012, the outstanding shares of Series A Convertible Preferred Stock of Former SAE (the “Preferred Shares”) were presented outside of stockholders’ equity due to the characteristics described below. The holder of Preferred Shares was entitled to receive cumulative dividends at the rate of 10.5% per annum on the face value of the Preferred Shares, which were payable monthly commencing January 1, 2010. The distributions to holders of Preferred Shares were required to be paid prior to any distributions to the other shares in Former SAE and the shares of Preferred Stock had limited voting rights. The total face value of the Preferred Shares in the Former SAE was one USD ($1.00) per share, or $5,000. The liquidation value of the Preferred Shares at December 31, 2012 was equal to the face value plus any cumulative unpaid dividends.

The Corporation has declared and accrued but not paid $1,072 and $894 respectively, of dividends on the Preferred Shares for the years ended December 31, 2013 and 2012 (See Note 8).

The following table represents the accrued, paid and unpaid dividends included in accrued liabilities for Former SAE preferred shares, which were retired as a result of the Merger on June 24, 2013, as of the dates set forth below:

	2013	2012
January 1	$894	$537
Accrual	5,262	525
Payment	(5,084)	(168)
December 31	$1,072	$894

NOTE 14 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Corporation is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Corporation’s board of directors. As of December 31, 2013, there are no shares of preferred stock issued or outstanding.

Common Stock

The Corporation is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2013, a total of 13,428,736 shares were issued and outstanding.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 14 — STOCKHOLDERS’ EQUITY– (continued)

Share-Based Compensation

With the consent of the Former SAE’s stockholders and board of directors, effective November 20, 2012, the Former SAE 2012 Stock Compensation Plan was established. The plan provided for the issuance of either restricted stock or incentive stock options up to a maximum of 125,020 shares. After adoption of this plan, 111,691 restricted shares (1,500 of which were forfeited during 2013 prior to the Merger) were issued to certain employees of Former SAE, with five-year cliff vesting based on the anniversary date of the grant. No restricted shares under the plan were forfeited in 2012. In addition, no restricted shares were issued in 2013. Prior to the Merger, Former SAE’s board of directors approved the full vesting of the 111,691 restricted shares. In addition, the 2012 Stock Compensation Plan terminated upon consummation of the Merger. The Corporation recorded share-based compensation of $1,098 and $21 related to these restricted shares during the years ended December 31, 2013 and 2012, respectively.

On June 21, 2013 the stockholders approved the Corporation’s 2013 Long-Term Incentive Compensation Plan for the benefit of certain employees performing services for the Corporation. The plan reserves up to 792,513 shares of the Corporation’s common stock for issuance in accordance with the plan’s terms including a maximum of up to 396,256 shares that may be issued pursuant to awards of restricted stock. As of December 31, 2013, no shares have been issued under the plan.

On November 1, 2013, the Corporation’s non-employee director share incentive plan (the “2013 Non-Employee Director Plan”) became effective, which provides for discretionary grants of stock awards to the Corporation’s independent non-employee directors, as determined by the Corporation’s board of directors from time to time. The awards may take the form of unrestricted or restricted shares of the Corporation’s common stock or options to purchase shares of the Corporation’s common stock. The Corporation has reserved 400,000 shares of common stock for issuance under the 2013 Non-Employee Director Plan. As of December 31, 2013, 26,072 shares have been issued under the plan. These shares vested immediately at issuance and the Corporation recorded share-based compensation of $200.

NOTE 15 — RELATED PARTY TRANSACTIONS

From time to time, the Corporation enters into transactions in the normal course of business with related parties.

Prior to the Merger, the Corporation reimbursed its officers and directors for reasonable out-of-pocket business expenses incurred by them in connection with certain activities on the Corporation’s behalf such as identifying and investigating possible target businesses and business combinations. As of June 24, 2013 and December 31, 2012, the Corporation had reimbursed its Initial Stockholders an aggregate of approximately $28 and $20, respectively, for out-of-pocket business expenses incurred by them in connection with activities on the Corporation’s behalf.

Prior to the Merger, Crescendo Advisors II, LLC, an affiliate of Eric S. Rosenfeld, the chairman of the board and chief executive officer of the Corporation prior to the Merger and now a member of the Corporation’s board of directors, made available to the Corporation certain general and administrative services, including office space, utilities and administrative support, as the Corporation required from time to time. The Corporation paid Crescendo Advisors II, LLC $10 per month for these services. Eric S. Rosenfeld is the majority owner of Crescendo Advisors II, LLC. Accordingly, Mr. Rosenfeld benefitted from providing these services to the extent of his interest in Crescendo Advisors II, LLC. However, this arrangement was solely for the Corporation’s benefit and was not intended to provide Mr. Rosenfeld compensation in lieu of a salary. Payment of these fees ended upon consummation of the Merger.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 15 — RELATED PARTY TRANSACTIONS – (continued)

Prior to the Merger, Jeff Hastings, the Corporation’s Chairman, individually and through his controlled company CLCH, LLC, which was the majority stockholder of Former SAE, periodically paid expenses on behalf of Former SAE, which Former SAE reimbursed on a dollar-for-dollar basis as cash became available. During the year ended December 31, 2012, Former SAE reimbursed Mr. Hastings $1,100 in the aggregate. The largest aggregate amount of unreimbursed expenses during 2012 was $302. As of December 31, 2012, there was $109 in unreimbursed expenses paid by Mr. Hastings on behalf of Former SAE for operations; these expenses were recorded in “Direct operating expenses.” On February 27, 2013, the remaining $109 of unreimbursed expenses was paid in full. For the period January 1, 2013 to June 24, 2013, Former SAE reimbursed Mr. Hastings $192 for expenses incurred on behalf of Former SAE. Former SAE also reimbursed Brian A. Beatty, the Corporation’s President and CEO, $69 for the expenses incurred on behalf of Former SAE

For the period January 1, 2013 to June 24, 2013, Former SAE paid CLCH, LLC $84 in dividends on preferred shares.

Immediately prior to the Merger, Former SAE, at the direction of the board of directors, distributed dividends to CLCH, LLC and Seismic Management, LLP, of $7,923 and $5,009, respectively.

In connection with the Merger, CLCH, LLC, which was the majority stockholder of Former SAE and Seismic Management, LLP, owned by Brian A. Beatty, the Corporation’s President and CEO, and his wife, received $8,803 and $1,392, respectively, in Merger consideration at Closing.

During the period June 25, 2013 to December 31, 2013, the Corporation reimbursed Mr. Hastings and Mr. Beatty, $11 and $18 in the aggregate expenses incurred on behalf of the Corporation.

On January 1, 2009, Former SAE entered into a revolving credit agreement with CLCH, which provided for a credit line to Former SAE for working capital purposes of up to $3,000. Amounts outstanding under this credit agreement bore interest at a rate of 8.5% per annum and were payable on demand. During the year ended December 31, 2012, Former SAE made no payments of principal and interest to CLCH. The largest aggregate amount of principal outstanding under the credit agreement with CLCH during 2012 was $53. On February 7, 2013, the loan was repaid in full and the line has been closed.

Former SAE leased seismic equipment from Encompass and Seismic Management, LLP, pursuant to lease agreements executed in 2010. Brian A. Beatty, the Corporation’s President and CEO, together with his wife, owns a controlling interest in Encompass and owns all of the outstanding partnership interests in Seismic Management. The leases may be terminated by any party at any time. Aggregate rent paid by the Corporation to Encompass and Seismic Management was $0 and $1,326 for the years ended December 31, 2013 and 2012, respectively. Former SAE purchased leased equipment in the amount of $1,483, for the year ended December 31, 2013 from Encompass and Seismic Management.

On January 1, 2009, Former SAE entered into a revolving credit agreement with Encompass, which provided for a credit line to Former SAE for working capital purposes of up to $3,000. Amounts outstanding under this credit agreement bore interest at a rate of 15% per annum and were payable on demand. During the year ended December 31, 2012, Former SAE made payments of principal and interest to Encompass of $2,000 and $445, respectively. The largest aggregate amount of principal outstanding under the credit agreement with Encompass during 2012 was $2,100. As of December 31, 2012, this line was closed.

On January 1, 2012, Former SAE borrowed approximately $375 for working capital purposes from Peggy Siegfried. Mrs. Siegfried is the wife of David Siegfried, Former SAE’s and our current executive vice president of business development, and Mr. and Mrs. Siegfried collectively own 15,404 exchangeable shares issued by our subsidiary, 1623753 Alberta Ltd., which may be exchanged for their allocable portion of the Merger consideration. The loan was evidenced by a promissory note made payable to Mrs. Siegfried, which provided for interest on the outstanding principal amount at a rate of nine percent per annum and was due in full by December 31, 2012. On December 17, 2012, Former SAE repaid the full principal amount of the promissory note, plus all accrued interest, in the aggregate amount of $405.

Also see Note 10 for discussion of the Corporation’s note with Former SAE stockholders and notes with related parties.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 16 — EMPLOYEE BENEFITS

The Corporation offers a Retirement Registered Saving Plan for all eligible employees of its Canadian operations. The Corporation matches each employee’s contributions up to a maximum of 10% of the employee’s base salary or until the Canada Revenue Agency annual limit is reached. For the years ended December 31, 2013 and 2012, respectively, the Corporation expensed matching contributions totaling of $338 and $325, respectively.

The Corporation offers a 401(k) Plan for all eligible employees of its United States operations. The Corporation matches each employee’s contributions up to a maximum of 4% of the employee’s base salary. For the years ended December 31, 2013 and 2012, respectively, the Corporation expensed matching contributions totaling $72 and $0, respectively.

NOTE 17 — GEOGRAPHIC AND RELATED INFORMATION

The Corporation reports its contract services operations as a single reportable segment: Contract Seismic Services. The consolidation of its contract seismic operations into one reportable segment is attributable to how the Corporation’s business is managed, and the fact that all of its seismic equipment is dependent upon the worldwide oil industry. The equipment operates in a single, global market for contract seismic services and is often redeployed globally due to changing demands of the Corporation’s customers, which consist largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. The Corporation’s contract seismic services segment currently conducts operations in North America, South America, and Southeast Asia.

The accounting policies of the Corporation’s reportable segment are the same as those described in the summary of significant accounting policies. The Corporation has one operating segment for which the financial information is regularly reviewed by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess the performance. The Corporation evaluates the performance of its operating segment based on gross profit and income before income taxes.

The following table sets forth significant information concerning the Corporation’s reportable segment as of and for the years ended December 31, 2013 and 2012.

	Contract Seismic Services
	(In Thousands)
	For the Year Ended December 31,
	2013	2012
Revenue for services	$245,268	$257,359
Gross profit	$42,932	$44,819
(Loss) income before income taxes	$(10,511)	$11,429
Assets	$145,950	$147,975

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 17 — GEOGRAPHIC AND RELATED INFORMATION – (continued)

Revenues and identifiable assets by region based on the location of the service provided, is shown in the following table.

	Revenue for Services		Identifiable Assets (1)
	(In Thousands)		(In Thousands)
	For the Year Ended December 31,		As of December 31,
	2013	2012	2013	2012
North America	$103,198	$122,060	$51,397	$68,485
South America	112,022	118,577	16,412	6,316
Southeast Asia	30,048	16,722	2,287	1,963
Total	$245,268	$257,359	$70,096	$76,764

(1)	Identifiable assets include property and equipment, deferred tax assets, intangible assets and goodwill.

For the year ended December 31, 2013, two customers individually exceeded 10% of the Corporation’s 2013 consolidated revenue which aggregated 52% of the Corporation’s 2013 consolidated revenue. Customer D revenue was $48.4 million and customer E revenue was $78.4 million. As of December 31, 2013, two customers individually exceeded 10% of the Corporation’s consolidated accounts receivable which aggregated 64% of the Corporation’s consolidated accounts receivable. Customer F accounts receivable balance was $5.3 million or 13% of total consolidated accounts receivable and Customer E receivable balance was $21.1 million or 52% of total consolidated accounts receivable.

For the year ended December 31, 2012, three customers individually exceeded 10% of the Corporation’s consolidated revenue, aggregating 56% of the Corporation’s 2012 consolidated revenue. Customer A revenue was $27.6 million, customer B revenue was $30.0 million and customer C revenue was $84.6 million. As of December 31, 2012, two customers individually exceeded 10% of the Corporation’s consolidated accounts receivable which aggregated 54% of the Corporation’s consolidated accounts receivable. Customer E receivable balance was $10.7 million or 39% of total consolidated accounts receivable. Customer D receivable balance was $4.3 million or 16% of total consolidated accounts receivable.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 18 — FINANCIAL INSTRUMENTS

The following table presents the carrying amount and estimated fair value of the Corporation’s financial instruments recognized at fair value on a recurring basis as of December 31, 2013.

		Fair Value
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Note payable to Former SAE stockholders as of December 31, 2013	$12,406	—	—	$12,406

Fair values of the note payable to Former SAE stockholders are derived using the net present value of expected cash flow discounted using a rate based on yield curves for similar U.S. Dollar debt instruments adjusted for the specific terms of the note payable to the Former SAE stockholders and other factors such as the Corporation’s own cost of capital in recent financing transactions. As of December 31, 2013, the face amount of the note payable to Former SAE stockholders was $17,500 with a fair value of $12,406. An increase of 2% in the discount rate would result in a decrease in the fair value of $1,067 and a decrease of 2% would result in an increase in the fair value of $1,235.

The following table summarizes the change in fair value of the note payable to Former SAE stockholders for the respective periods:

Notes payable to Former SAE Stockholders
Beginning balance	$11,775
Unrealized (Gain)/Loss	631
Ending balance	$12,406

The following table presents the carrying amount and estimated fair value of the Corporation’s financial instrument recognized at fair value on a recurring basis as of December 31, 2012.

		Fair Value
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities as of December 31, 2012	$1,244	—	—	$1,244

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 19 — JOINT VENTURE

Effective November 19, 2012, an agreement was entered into between the Corporation and a village corporation in the north slope of Alaska (“Village Corp”) to form a separate legal entity (“Joint Venture”) for the purpose of performing contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the north slope of Alaska (onshore or offshore), for a period of five years. The Joint Venture subcontracts exclusively with the Corporation to provide the resources necessary to perform the services called for in contracts obtained by the Joint Venture. The Joint Venture earns 10% of the gross contract revenues, which are distributed based on the relative percentage ownership of the Corporation and Village Corp. The Corporation and Village Corp’s percentage ownership interest in the Joint Venture are 49.0% and 51.0%, respectively, based on consideration provided of $490 and $510, respectively. The Joint Venture was formed as a limited liability company, granting both the Corporation and Village Corp the ability to designate two of the four members of the Joint Venture’s management committee. The Corporation, however, based on its power to influence the significant business activities of the Joint Venture is determined to be the primary beneficiary and as such consolidates the Joint Venture in accordance with the variable interest entities subsection under ASC 810-10. The results of the Joint Venture are presented gross and all intercompany transactions are eliminated upon consolidation. For the years ended December 31, 2013 and 2012, the Corporation recorded income of less than $0.1 million and $0, respectively. As of December 31, 2013 and 2012, the Corporation had accounts payable of less than $0.1 million and $0, respectively to Village Corp.

NOTE 20 — SUBSEQUENT EVENTS

Warrant Exchange

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

Conversion of Convertible Notes

On January 8, 2014, Eric S. Rosenfeld and David D. Sgro, two of the Corporation’s founding stockholders and current directors, elected to convert promissory notes in the aggregate principal amounts of $300 and $200, respectively, into Convertible Debt Warrants to purchase an aggregate of 600,000 and 400,000 shares, respectively, of the Corporation’s common stock. Messrs. Rosenfeld and Sgro each exchanged such warrants for common stock, at a ratio of ten warrants for one share, in the Warrant Exchange.

Conversion of Exchangeable Shares

On March 7, 2014, the holders of the common shares issued by 1623739 Alberta Ltd., a wholly-owned Canadian subsidiary of the Corporation, elected to exchange those shares for their allocable portion of the consideration issued to the Former SAE stockholders in the Merger, which included 254,558 shares of the Corporation’s common stock that were released from the Merger Consideration Escrow. The exchanged shares of 1623739 Alberta Ltd. are no longer outstanding.

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date
1.1	Form of Underwriting Agreement.	By Reference	S-1/A	April 28, 2011

2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the Registrant., Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Registrant, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	May 28, 2013

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	June 28, 2013

3.2	Amended and Restated Bylaws.	By Reference	8-K	June 28, 2013

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Specimen Warrant Certificate.	By Reference	8-K	June 28, 2013

4.3	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.4	Amendment to Warrant Agreement dated June 24, 2013, by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	June 28, 2013

10.1	Credit Agreement dated as of November 28, 2012, by and among SAExploration Holdings, Inc., as parent, SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC, as borrowers, the lenders party thereto, and CP Admin Co LLC, as Administrative Agent.	By Reference	8-K/A	October 10, 2013

10.2	Amendment No. 1 to Credit Agreement dated as of December 5, 2012, by and among SAExploration Holdings, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, NES, LLC, the lenders party thereto, and CP Admin Co LLC, as Administrative Agent.	By Reference	8-K/A	October 10, 2013

10.3	Amendment No. 2 and Consent to Credit Agreement dated as of June 24, 2013, by and among SAExploration Holdings, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, NES, LLC, the lenders party thereto, and MC Admin Co LLC, as Administrative Agent.	By Reference	8-K/A	October 10, 2013

41

10.4	Joinder to Credit Agreement dated as of June 24, 2013, between the Registrant and MC Admin Co LLC.	By Reference	8-K	June 28, 2013

10.5	Amendment No. 3 to Credit Agreement dated as of October 31, 2013, by and among the Registrant, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, NES, LLC, the lenders party thereto, and MC Admin Co LLC, as Administrative Agent.	By Reference	8-K	November 1, 2013

10.6	Waiver Agreement dated as of October 31, 2013, among the Registrant, CLCH, LLC, Seismic Management Holdings Inc. and Brent Whiteley.	By Reference	S-4	November 1, 2013

10.7	Indemnity Escrow Agreement dated as of June 24, 2013, by and among SAExploration Holdings, Inc., CLCH, LLC, and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.8	Merger Consideration Escrow Agreement dated as of June 24, 2013, by and among SAExploration Holdings, Inc., CLCH, LLC, and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.9	Registration Rights Agreement dated June 24, 2013 by and between SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	June 28, 2013

10.10	Form of Indemnification Agreement.	By Reference	8-K	June 28, 2013

10.11	Unsecured Promissory Note in the amount of $17,500,000 by SAExploration Holdings, Inc. for the benefit of CLCH, LLC, as representative.	By Reference	8-K	June 28, 2013

10.12	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Jeff Hastings.	By Reference(*)	8-K	June 28, 2013

10.13	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Brian Beatty.	By Reference(*)	8-K	June 28, 2013

10.14	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Brent Whiteley.	By Reference(*)	8-K	June 28, 2013

10.15	Form of Non-Disclosure Agreement between the Registrant and each of Jeff Hastings, Brian Beatty and Brent Whiteley.	By Reference	8-K	June 28, 2013

10.16	Form of Lock-Up Agreement between the Registrant and each of the former stockholders of SAExploration Holdings, Inc.	By Reference	8-K	June 28, 2013

10.17	Employment Agreement dated July 1, 2011, by and between SAExploration, Inc. (f/k/a South American Exploration LLC) and Mike Scott.	By Reference(*)	8-K	June 28, 2013

10.18	Employment Agreement dated July 15, 2011, by and between SAExploration, Inc. (f/k/a South American Exploration LLC) and Darin Silvernagle.	By Reference(*)	8-K	June 28, 2013

10.19	SAExploration Holdings, Inc. 2013 Long-Term Incentive Plan.	By Reference(*)	8-K	June 28, 2013

10.20	SAExploration Holdings, Inc. 2013 Non-Employee Director Share Incentive Plan.	By Reference(*)	8-K	August 19, 2013

10.21	Form of Notice of Stock Award and Agreement under the SAExploration Holdings, Inc. 2013 Non-Employee Director Share Incentive Plan between the Registrant and each of Gary Dalton, Gregory R. Monahan, Eric S. Rosenfeld and David D. Sgro.	By Reference(*)	S-4/A	December 10, 2013

10.22	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of the Registrant’s Officers, Directors and Initial Stockholders.	By Reference	S-1/A	April 28, 2011

10.23	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	May 23, 2011

10.24	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	By Reference	S-1/A	April 28, 2011

10.25	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders and EarlyBirdCapital, Inc.	By Reference	S-1/A	April 28, 2011

10.26	Form of Subscription Agreements among the Registrant, Graubard Miller and the Purchasers of Insider Warrants and EBC Warrants.	By Reference	S-1/A	April 28, 2011

10.27	Form of Warrant Consent and Support Agreement.	By Reference	8-K	December 11, 2012

14.1	Code of Ethics.	By Reference	S-1/A	April 28, 2011

21.1	List of subsidiaries.	Herewith

23.1	Consent of Grant Thornton LLP.	Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

101.IN	XBRL Instance Document	Herewith(**)

101.SCH	XBRL Taxonomy Extension Scheme Document	Herewith(**)

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Herewith(**)

101.DEF	XBRL Taxonomy Extension Definition Document	Herewith(**)

101.LAB	XBRL Taxonomy Label Linkbase Document	Herewith(**)

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Herewith(**)

(*)	Denotes compensation arrangement.

(**)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.