Form 10-K/A
period 2013-12-31
SAExploration Holdings, Inc.
filed 2014-04-14
CIK 1514732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35471

SAExploration Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-4867100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1160 Dairy Ashford, Suite 160, Houston, Texas	77079
3333 8th Street SE, 3rd Floor, Calgary, Alberta	T2G 3A4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (281) 258-4400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 Par Value	The NASDAQ Global Market
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

Exhibit Index Located on Page 3

EXPLANATORY NOTE

This Form 10-K/A is being filed as an amendment (“Amendment No. 1”) to the Annual Report on Form 10-K filed by SAExploration Holdings, Inc. with the Securities and Exchange Commission on April 3, 2014 (the “Original Filing”), to replace in its entirety Part IV of the Original Filing solely to add the conformed signature of our independent registered accounting firm to its report included in our consolidated financial statements for the years ended December 31, 2013 and 2012, which was inadvertently omitted from the exhibit filed with the Original Filing. In addition, with this Amendment No. 1, we are including a currently dated consent of our independent registered public accountant as Exhibit 23.1 and currently dated certifications by our chief executive officer and chief financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2 under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Except as described above, no other sections of the Original Filing have been amended. This Amendment No. 1 is presented as of April 3, 2014, the filing date of the Original Filing, and has not been updated to reflect other events, occurring after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. More current information is contained in our other filings with the Securities and Exchange Commission.

TABLE OF CONTENTS

PART IV	1
ITEM 15. Exhibits and Financial Statement Schedules.	1
EXHIBIT INDEX	3

ii

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

(3) Exhibits.

The information required by this item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K/A and is hereby incorporated by reference.

1

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAEXPLORATION HOLDINGS, INC.

Date: April 14, 2014	By:	/s/ Brent Whiteley
Brent Whiteley Chief Financial Officer, General Counsel and Secretary

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Jeff Hastings	Executive Chairman and Director	April 14, 2014
Jeff Hastings
/s/ Brian A. Beatty	Chief Executive Officer, President and Director	April 14, 2014
Brian A. Beatty	(Principal Executive Officer)
/s/ Brent Whiteley	Chief Financial Officer, General Counsel,	April 14, 2014
Brent Whiteley	Secretary, and Director (Principal Financial Officer and Principal Accounting Officer)
*	Director	April 14, 2014
Eric S. Rosenfeld
*	Director	April 14, 2014
David D. Sgro
*	Director	April 14, 2014
Gary Dalton
*	Director	April 14, 2014
Arnold Wong
*	Director	April 14, 2014
Gregory R. Monahan

*By:	/s/ Brent Whiteley
Brent Whiteley (Attorney-in-Fact)

2

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

/s/ Grant Thornton LLP

Miami, Florida

April 3, 2014

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$17,351	$15,721
Restricted cash	638	3,701
Accounts receivable, net of allowance for doubtful accounts of $254 and $0, respectively	40,928	27,585
Deferred costs on contracts	3,190	5,911
Prepaid expenses	4,619	8,553
Deferred tax asset	1,371	902
Total current assets	68,097	62,373
Property and equipment, net	64,572	70,456
Intangible assets, net	1,260	1,478
Goodwill	2,150	2,306
Deferred loan issuance costs, net	9,115	9,066
Deferred tax asset, net	743	1,622
Other assets	13	674
Total assets	$145,950	$147,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,511	$12,309
Accrued liabilities	3,124	5,435
Income and other taxes payable	7,073	5,896
Accrued payroll liabilities	4,497	3,247
Notes payable – current portion	800	800
Notes payable to related parties	500	53
Deferred revenue – current portion	7,927	6,145
Deferred tax liabilities – current portion	69	—
Capital leases – current portion	485	818
Total current liabilities	40,986	34,703
Long-term portion of notes payable, net	79,888	78,493
Long-term portion of notes payable to related parties, at fair value	12,406	—
Long-term portion of capital leases	618	1,054
Deferred revenue – non-current portion	—	3,175
Deferred tax liabilities	1,114	241
Warrant liabilities	—	1,244
Total liabilities	135,012	118,910
Commitments and contingencies
Convertible preferred stock of Former SAE, $0.0001 par value, 5,000,000 shares authorized; Series A preferred stock, $1.00 stated value, 5,000,000 shares outstanding at December 31, 2012, and retired as a result of the Merger	—	5,000
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares outstanding	—	—
Common Stock, $0.0001 par value, 55,000,000 shares authorized, and 13,428,736 and 6,321,848 issued and outstanding at December 31, 2013 and December 31, 2012, respectively.	2	1
Additional paid-in capital	27,485	1,907
Retained earnings (accumulated deficit)	(14,511)	21,801
Accumulated other comprehensive (loss) income	(2,083)	356
Total stockholders’ equity attributable to the Corporation	10,893	24,065
Non-controlling interest	45	—
Total stockholders’ equity	10,938	24,065
Total liabilities and stockholders’ equity	$145,950	$147,975

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

SAExploration Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Corporation’s Number of Common Shares Issued and Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Total Corporation stockholders’ equity	Non-controlling interest	Total stockholders’ equity
Balance at December 31, 2011	5,685,288	$1	$1,886	$12,341	$(610)	$13,618	$—	$13,618
Dividends	—	—	—	(525)	—	(525)	—	(525)
Foreign currency translation	—	—	—	—	966	966	—	966
Share-based Compensation	636,560	—	21	—	—	21	—	21
Net income	—	—	—	9,985	—	9,985	—	9,985
Balance at December 31, 2012	6,321,848	$1	$1,907	$21,801	$356	$24,065	$—	$24,065
Dividends	—	—	—	(15,261)	—	(15,261)	—	(15,261)
Forfeitures of restricted stock	(8,549)	—	—	—	—	—	—	—
Warrants converted to stock as a result of the Merger	135,144	—	1,293	—	—	1,293	—	1,293
Merger transaction	6,954,221	1	28,014	—	—	28,015	—	28,015
Merger costs	—	—	(5,027)	—	—	(5,027)	—	(5,027)
Issuance of restricted shares to non-employee directors	26,072	—	200	—	—	200	—	200
Share-based compensation	—	—	1,098	—	—	1,098	—	1,098
Foreign currency translation	—	—	—	—	(2,439)	(2,439)	—	(2,439)
Net (loss) income	—	—	—	(21,051)	—	(21,051)	45	(21,006)
Balance at December 31, 2013	13,428,736	$2	$27,485	$(14,511)	$(2,083)	$10,893	$45	$10,938

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

NOTE 4 — SIGNIFICANT RISKS AND UNCERTAINTIES INCLUDING BUSINESS

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

At December 31, 2013, and December 31, 2012, the Corporation was in compliance with all covenants of the 2012 Credit Agreement. The Corporation notes that it has an obligation under the 2012 Credit Agreement to deliver annual consolidated financial statements with 90 days following the end of the Corporation's fiscal year. The Corporation was not able to deliver such financial statements until the completion of its 2013 financial statement audit and the filing of the Corporation's Form 10-K. The failure to timely deliver such financial statements resulted in a technical event of default under the 2012 Credit Agreement. The remedies provided to the lenders in the 2012 Credit Agreement for an event of default are only available if the event of default is continuing.

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

NOTE 12 — WARRANTS - continued

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

NOTE 17 — GEOGRAPHIC AND RELATED INFORMATION-continued

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

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date
1.1	Form of Underwriting Agreement.	By Reference	S-1/A	April 28, 2011

2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the Registrant, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Registrant, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	May 28, 2013

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	June 28, 2013

3.2	Amended and Restated Bylaws.	By Reference	8-K	June 28, 2013

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Specimen Warrant Certificate.	By Reference	8-K	June 28, 2013

4.3	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.4	Amendment to Warrant Agreement dated June 24, 2013, by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	June 28, 2013

10.1	Credit Agreement dated as of November 28, 2012, by and among SAExploration Holdings, Inc., as parent, SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC, as borrowers, the lenders party thereto, and CP Admin Co LLC, as Administrative Agent.	By Reference	8-K/A	October 10, 2013

10.2	Amendment No. 1 to Credit Agreement dated as of December 5, 2012, by and among SAExploration Holdings, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, NES, LLC, the lenders party thereto, and CP Admin Co LLC, as Administrative Agent.	By Reference	8-K/A	October 10, 2013

10.3	Amendment No. 2 and Consent to Credit Agreement dated as of June 24, 2013, by and among SAExploration Holdings, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, NES, LLC, the lenders party thereto, and MC Admin Co LLC, as Administrative Agent.	By Reference	8-K/A	October 10, 2013

10.4	Joinder to Credit Agreement dated as of June 24, 2013, between the Registrant and MC Admin Co LLC.	By Reference	8-K	June 28, 2013

3

10.5	Amendment No. 3 to Credit Agreement dated as of October 31, 2013, by and among the Registrant, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, NES, LLC, the lenders party thereto, and MC Admin Co LLC, as Administrative Agent.	By Reference	8-K	November 1, 2013

10.6	Waiver Agreement dated as of October 31, 2013, among the Registrant, CLCH, LLC, Seismic Management Holdings Inc. and Brent Whiteley.	By Reference	S-4	November 1, 2013

10.7	Indemnity Escrow Agreement dated as of June 24, 2013, by and among SAExploration Holdings, Inc., CLCH, LLC, and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.8	Merger Consideration Escrow Agreement dated as of June 24, 2013, by and among SAExploration Holdings, Inc., CLCH, LLC, and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.9	Registration Rights Agreement dated June 24, 2013 by and between SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	June 28, 2013

10.10	Form of Indemnification Agreement.	By Reference	8-K	June 28, 2013

10.11	Unsecured Promissory Note in the amount of $17,500,000 by SAExploration Holdings, Inc. for the benefit of CLCH, LLC, as representative.	By Reference	8-K	June 28, 2013

10.12	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Jeff Hastings.	By Reference(*)	8-K	June 28, 2013

10.13	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Brian Beatty.	By Reference(*)	8-K	June 28, 2013

10.14	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Brent Whiteley.	By Reference(*)	8-K	June 28, 2013

10.15	Form of Non-Disclosure Agreement between the Registrant and each of Jeff Hastings, Brian Beatty and Brent Whiteley.	By Reference	8-K	June 28, 2013

10.16	Form of Lock-Up Agreement between the Registrant and each of the former stockholders of SAExploration Holdings, Inc.	By Reference	8-K	June 28, 2013

10.17	Employment Agreement dated July 1, 2011, by and between SAExploration, Inc. (f/k/a South American Exploration LLC) and Mike Scott.	By Reference(*)	8-K	June 28, 2013

4

10.18	Employment Agreement dated July 15, 2011, by and between SAExploration, Inc. (f/k/a South American Exploration LLC) and Darin Silvernagle.	By Reference(*)	8-K	June 28, 2013

10.19	SAExploration Holdings, Inc. 2013 Long-Term Incentive Plan.	By Reference(*)	8-K	June 28, 2013

10.20	SAExploration Holdings, Inc. 2013 Non-Employee Director Share Incentive Plan.	By Reference(*)	8-K	August 19, 2013

10.21	Form of Notice of Stock Award and Agreement under the SAExploration Holdings, Inc. 2013 Non-Employee Director Share Incentive Plan between the Registrant and each of Gary Dalton, Gregory R. Monahan, Eric S. Rosenfeld and David D. Sgro.	By Reference(*)	S-4/A	December 10, 2013

10.22	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of the Registrant’s Officers, Directors and Initial Stockholders.	By Reference	S-1/A	April 28, 2011

10.23	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	May 23, 2011

10.24	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	By Reference	S-1/A	April 28, 2011

10.25	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders and EarlyBirdCapital, Inc.	By Reference	S-1/A	April 28, 2011

10.26	Form of Subscription Agreements among the Registrant, Graubard Miller and the Purchasers of Insider Warrants and EBC Warrants.	By Reference	S-1/A	April 28, 2011

10.27	Form of Warrant Consent and Support Agreement.	By Reference	8-K	December 11, 2012

14.1	Code of Ethics.	By Reference	S-1/A	April 28, 2011

21.1	List of subsidiaries.	By Reference	10-K	April 3, 2014

23.1	Consent of Grant Thornton LLP.	Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

5

101.IN	XBRL Instance Document	By Reference(**)	10-K	April 3, 2014

101.SCH	XBRL Taxonomy Extension Scheme Document	By Reference(**)	10-K	April 3, 2014

101.CAL	XBRL Taxonomy Calculation Linkbase Document	By Reference(**)	10-K	April 3, 2014

101.DEF	XBRL Taxonomy Extension Definition Document	By Reference(**)	10-K	April 3, 2014

101.LAB	XBRL Taxonomy Label Linkbase Document	By Reference(**)	10-K	April 3, 2014

101.PRE	XBRL Taxonomy Presentation Linkbase Document	By Reference(**)	10-K	April 3, 2014

______________________
(*) Denotes compensation arrangement.

(**)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

6