Form 10-K/A
period 2013-12-31
SAExploration Holdings, Inc.
filed 2014-04-28
CIK 1514732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35471

SAExploration Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-4867100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1160 Dairy Ashford, Suite 160, Houston, Texas 3333 8th Street SE, 3rd Floor, Calgary, Alberta	77079 T2G 3A4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (281) 258-4400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 Par Value	The NASDAQ Global Market
(Title of each class)	(Name of each exchange on which registered)

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

Number of shares of Common Stock, $0.0001 par value, outstanding as of March 31, 2014: 14,870,549

DOCUMENTS INCORPORATED BY REFERENCE

None.

Exhibit Index Located on Page 16

EXPLANATORY NOTE

This Form 10-K/A is being filed as an amendment (“Amendment No. 2”) to the Annual Report on Form 10-K filed by SAExploration Holdings, Inc. with the Securities and Exchange Commission (the “SEC”) on April 3, 2014 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 14, 2014 (“Amendment No. 1”), to replace in its entirety the information provided in Part III of the Original Filing, which was previously expected to be incorporated by reference from the Proxy Statement for our 2014 Annual Meeting of Stockholders. We are also correcting a scrivener’s error in Amendment No. 1, in which the “no” box was incorrectly checked on the cover page in response to the question regarding the posting of our Interactive Data Files on our website. In addition, with this Amendment No. 2, we are including currently dated certifications by our chief executive officer and chief financial officer as Exhibits 31.1 and 31.2 under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. We are not including updated certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as there are no financial statements included in this Amendment No. 2.

Except as described above, no other sections of the Original Filing, as amended by Amendment No. 1, have been amended. This Amendment No. 2 is presented as of April 3, 2014, the filing date of the Original Filing, and has not been updated to reflect other events, occurring after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. More current information is contained in our other filings with the Securities and Exchange Commission.

i

ii

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our board of directors consists of eight members divided into three classes as follows:

•	in the class to stand for reelection in 2014: Jeff Hastings, Brent Whiteley and Gary Dalton;

•	in the class to stand for reelection in 2015: Brian Beatty and Arnold Wong; and

•	in the class to stand for reelection in 2016: Eric S. Rosenfeld, David D. Sgro and Gregory R. Monahan.

Our directors and executive officers are as follows:

Name	Age	Position
Jeff Hastings	56	Executive Chairman of the Board and Director
Brian Beatty	51	Chief Executive Officer, President and Director
Brent Whiteley	48	Chief Financial Officer, General Counsel, Secretary and Director
Eric S. Rosenfeld	56	Director
David D. Sgro	37	Director
Gary Dalton	59	Director
Arnold Wong	48	Director
Gregory R. Monahan	40	Director
Mike Scott	56	Executive Vice President – Operations
Darin Silvernagle	47	Executive Vice President – Marine

Jeff Hastings became our executive chairman of the board and a member of our board of directors upon consummation of the Merger in 2013. He has been the majority stockholder of Former SAE since 2008. In March 2011, he became the executive chairman of Former SAE. Previously, he was the president and an owner of Fairweather Geophysical, which primarily performed seismic operations in Alaska, and which was acquired by Veritas DGC Inc. in 2000. From 2000 until becoming the majority stockholder of Former SAE in 2008, Mr. Hastings was with Veritas in multiple positions, including Operations Manager for Alaska. Mr. Hastings has over 35 years of experience in the geophysical industry. We believe that Mr. Hastings is qualified to serve on our board based on his extensive knowledge of SAE and his experience in the geophysical industry.

Brian Beatty became our chief executive officer and president and a member of our board of directors upon consummation of the Merger in 2013. He founded Former SAE in 2006 and has been the chief executive officer and president of Former SAE since its inception. Prior to founding Former SAE, Mr. Beatty held many positions with Veritas DGC Inc., beginning as a seismic field manager and eventually managing all of Veritas’ South American operations and establishing Veritas’ business in Peru, Chile, Argentina, Brazil and Bolivia. Mr. Beatty has over 30 years of experience in the geophysical industry working on numerous different geographies. We believe that Mr. Beatty is qualified to serve on our board based on his extensive knowledge of SAE and his experience in the geophysical industry.

Brent Whiteley became our chief financial officer, general counsel and secretary and a member of our board of directors upon consummation of the Merger in 2013. He served as chief operating officer, chief financial officer, general counsel and secretary of Former SAE beginning in March 2011, but resigned as chief operating officer in November 2011. Previously, Mr. Whiteley served as General Counsel-Western Hemisphere and then in January 2008 became a senior vice president of CGG Veritas operating its North and South American land acquisition business. Mr. Whiteley holds a BBA in finance/real estate from Baylor University, a JD from South Texas College of Law, and an MBA from Rice University – Jesse H. Jones Graduate School of Management. We believe that Mr. Whiteley is qualified to serve on our board based on his legal and operational experience in the geophysical industry.

Eric S. Rosenfeld has been a member of our board of directors since our inception in 2011, and served as our chairman of the board and chief executive officer from our inception until consummation of the Merger. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P., a New York-based investment firm, since its formation in November 1998. He has also been the senior managing member of Crescendo Advisors II LLC, the entity that provided us with general and administrative services, since our formation in August 2000 until the Merger. In March 2008, Mr. Rosenfeld became the chairman of the board, chief executive and president of Symphony Acquisition Corp. and Staccato Acquisition Corp., two blank check companies, each formed to complete a business combination with one or more businesses or entities. Due to market conditions, neither Symphony Acquisition Corp. nor Staccato Acquisition Corp. completed its initial public offering and neither engaged in any substantive operations. From April 2006 until July 2008, Mr. Rosenfeld served as the chairman of the board, chief executive officer and president of Rhapsody Acquisition Corp., a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Rhapsody Acquisition Corp. completed its business combination in July 2008 with Primoris Corporation and changed its name to Primoris Services Corporation and is now listed on Nasdaq. Mr. Rosenfeld has served as a director of that company since the acquisition. Mr. Rosenfeld served as a director of Hill International, Inc. from 2006 until June 2010. Mr. Rosenfeld is currently chairman of the board of CPI Aerostructures, Inc. an American Stock Exchange-listed company engaged in the contract production of structural aircraft parts principally for the U.S. Air Force and other branches of the U.S. armed forces, a position he has held since January 2005. Mr. Rosenfeld has also served on the board of Cott Corporation, a NYSE-listed beverage company, since June 2008. Since December 2012, Mr. Rosenfeld has been a board member of Absolute Software Corporation, a Toronto Stock Exchange listed provider of security and management for computers and ultra-portable devices. Mr. Rosenfeld received an A.B. in economics from Brown University and an M.B.A. from the Harvard Business School. We believe that Mr. Rosenfeld is qualified to serve on our board based on his public company experience and operational experience.

David D. Sgro, CFA, has been a member of our board of directors since March 2011, and served as our chief financial officer and secretary from our inception until consummation of the Merger. From April 2006 to July 2008, Mr. Sgro served as the chief financial officer of Rhapsody Acquisition Corp. and from July 2008 to May 2011, Mr. Sgro served as a director of Primoris Services Corporation. Mr. Sgro has been a Managing Director of Crescendo Partners, L.P., a Delaware limited partnership, since December 2008, a Senior Vice President from December 2007 to December 2008, a Vice President from December 2005 to December 2007, and an investment analyst from May 2005 to December 2005. Mr. Sgro has served on the board of COM DEV International, a leading designer and manufacturer of space hardware subsystems since March 2013 and served on the board of Bridgewater Systems, Inc., a TSX listed telecommunications software company, from June 2008 until its sale to Amdocs in August 2011. In March 2008, Mr. Sgro became the chief financial officer, secretary and a director of each of Symphony Acquisition Corp. and Staccato Acquisition Corp. Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. In 2001, he became a Chartered Financial Analyst (CFA) Charterholder. We believe that Mr. Sgro is qualified to serve on our board based on his public company experience and operational experience.

Gary Dalton became a member of our board of directors upon consummation of the Merger. He has been the president of Latash Investments LLC, an investment advisory firm based in Alaska, since 2001. He previously served as chief financial officer and executive vice president at National Bank of Alaska for more than 20 years. Prior to joining National Bank of Alaska, he worked for the Comptroller of the Currency as a Bank Examiner. Mr. Dalton is a Trustee of the Alaska Permanent Fund Corporation and a board member of the Alaska Museum Foundation. He graduated from the University of Puget Sound. We believe that Mr. Dalton is qualified to serve on our board based on his investment and financial expertise.

Arnold Wong became a member of our board of directors upon consummation of the Merger in 2013. Mr. Wong was designated as a nominee to our board by Former SAE as the representative of the administrative agent under the 2012 Credit Agreement. Since May 2013, he has been a managing director for MC Credit Partners LP. From June 2012 to May 2013, he was a managing director for Cyan Partners LP. From November 2008 through June 2012, he was a senior credit officer at Citigroup Global Markets, Inc. (“Citigroup”) in the restructuring/workout group with primary responsibility for optimizing portfolio values and exposure management, and most recently a director in the risk management group of Citigroup. From 1995 through March 2008, Mr. Wong was a member of the leveraged finance capital markets group of Citigroup specializing in loan and high-yield origination, execution and management. He also served as a director of Citigroup from 2003 through 2008. He originally joined Citigroup in 1995. Mr. Wong holds a bachelor of arts in economics from the University of Chicago. We believe that Mr. Wong is qualified to serve on our board based on his financial and risk management experience.

Gregory R. Monahan became a member of our board of directors upon consummation of the Merger in 2013. He has been a Managing Director of Crescendo Partners, L.P., since December 2008 and has held various positions at Crescendo Partners since May 2005. Prior to Mr. Monahan’s time with Crescendo Partners, he was the founder of Bind Network Solutions, a consulting firm focused on network infrastructure and security. Since June 2008, Mr. Monahan has served on the board of directors of Cott Corporation, a beverage producer that is listed on the New York Stock Exchange and the Toronto Stock Exchange. He also has served on the boards of directors of Absolute Software Corp., a leader in firmware-embedded endpoint security and management for computers and ultra-portable devices since March 2013, and COM DEV International, a leading designer and manufacturer of space hardware subsystems since April 2013. From 2009 until its sale in 2011, he served on the board of Bridgewater Systems, a telecommunications software provider, and from 2008 until its sale in 2012, he served on the board of O’Charley’s Inc., a multi-concept restaurant company that was previously listed on the Nasdaq Global Select Market. We believe that Mr. Monahan is qualified to serve on our board based on his financial expertise, including extensive expertise with capital markets transactions and investments in both public and private companies.

Mike Scott became our executive vice president – operations upon consummation of the Merger in 2013. Prior to the Merger, he was executive vice president of operations of Former SAE, a position he held since joining Former SAE in September 2011. Mr. Scott spent the 20 years prior to joining Former SAE with Veritas (CGGVeritas), ultimately serving in the role of VP North American Operations, with responsibilities for Veritas’ growth through market expansion, strategic positioning and implementation of a comprehensive quality, health, safety and environmental management system.

Darin Silvernagle became our executive vice president—marine on March 20, 2014. Prior to that Mr. Silvernagle was our executive vice president – technology, a position he held since consummation of the Merger in 2013. Prior to the Merger, Mr. Silvernagle served as executive vice president of technology of Former SAE since joining Former SAE in September 2011. Mr. Silvernagle has over 30 years of experience in the geophysical services industry. Prior to joining SAE, Mr. Silvernagle worked for 17 years with Veritas, Veritas DGC Land and finally CGGVeritas, Mr. Silvernagle held a variety of roles with those companies including Technical Manager of North America, Technical Manager of North and South America and, ultimately, VP of Resources for the Global Land Division. In these roles, Mr. Silvernagle managed all aspects of technical operations in both field and office locations. His assignments included the diverse operating environments of Canada, the Canadian Arctic, the North Slope of Alaska, the U.S. Lower 48, the Middle East and South America. Mr. Silvernagle spent 10 years in the field in supporting roles for all aspects of crew operations.

No family relationship exists between any of our directors or executive officers named above.

Audit Committee Information

Our board of directors has a standing audit committee consisting of Messrs. Sgro, Monahan and Dalton, with Mr. Sgro serving as chairman. Each of the members of the audit committee is independent under the applicable Nasdaq listing standards.

The audit committee will at all times be composed exclusively of “independent directors,” as defined for audit committee members under the Nasdaq listing standards and the rules and regulations of the SEC, who are “financially literate,” as defined under Nasdaq’s listing standards. The Nasdaq listing standards define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Nasdaq’s listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we are required to certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Sgro satisfies Nasdaq’s definition of financial sophistication and qualifies as an “audit committee financial expert” as defined under rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons owning more than 10% of our common stock to file reports of ownership and changes of ownership with the SEC. Based on our review of the copies of such reports furnished to us, or representations from certain reporting persons that no other reports were required, we believe that all applicable filing requirements were complied with during the fiscal year ended December 31, 2013, except as set forth below.

For the fiscal year ended December 31, 2013, each of Jeff Hastings, CLCH, LLC, Brian A. Beatty, Sheri L. Beatty, Seismic Management, LLP and Seismic Management Holdings, Inc. filed a late Form 3 and two late reports on Form 4 relating to two transactions; Brent Whiteley filed two late reports on Form 4 relating to two transactions; Mike Scott, Darrin Silvernagle and David Siegfried each filed one late report on Form 4 relating to one transaction; Gary Dalton filed a late Form 3 and one late report on Form 4 relating to one transaction; and Gregory R. Monahan, Eric S. Rosenfeld and David D. Sgro each filed one late report on Form 4 relating to one transaction.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to our directors, officers, and employees and of any subsidiaries we may have in the future (including our principal executive officer, our principal financial officer, our principal accounting officer or controller, and persons performing similar functions). We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to SAExploration Holdings, Inc., 1160 Dairy Ashford Rd., Suite 160, Houston, Texas 77079. A copy of our code of ethics is also available on our website at www.saexploration.com.

ITEM 11. Executive Compensation.

Executive Compensation

None of our executive officers or directors who served prior to the Merger received any compensation for services rendered to us prior to the Merger. No fees of any kind, including finders, consulting or other similar fees, were paid to any of our initial stockholders, including our executive officers and directors who served prior to the Merger, or any of their respective affiliates, prior to, or for any services they rendered in order to effectuate, the Merger. From our formation through the closing of the Merger, we did not grant any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors. Upon the closing of the Merger, our business became the business of Former SAE and Former SAE became our predecessor for accounting and financial reporting purposes. Accordingly, all of the following information in this section for periods prior to the Merger relates to the compensation of the executive officers of Former SAE.

Overview of Executive Compensation

We seek to provide total compensation packages that are competitive in terms of potential value to our executives, and which are tailored to our unique characteristics and needs within our industry in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our stockholders. We intend to be competitive with other similarly situated companies in our industry.

The compensation decisions regarding our executives will be based on our need to attract individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations.

It is anticipated that our executives’ compensation will have three primary components — salary, cash incentive bonus and stock-based awards. We will view the three components of executive compensation as related but distinct. Although our compensation committee will review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We anticipate determining the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information deemed relevant and timely. Since our compensation committee was not formed until after consummation of the Merger, we have not yet adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.

In addition to the guidance provided by our compensation committee, we may utilize the services of third parties from time to time in connection with the hiring and compensation awarded to executive employees. This could include subscriptions to executive compensation surveys and other databases.

Our compensation committee is charged with performing an annual review of our executive officers’ cash compensation and equity holdings to determine whether they provide adequate incentives and motivation to executive officers and whether they adequately compensate the executive officers relative to comparable officers in other companies.

Summary Compensation Table

The following table provides summary information concerning compensation for our principal executive officer and two other most-highly compensated executive officers (“named executive officers”) of as of December 31, 2013 and December 31, 2012:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)		All Other Compensation ($)		Total ($)
Jeff Hastings	2013	$537,900	—		$63,266	(1)	$601,166
Executive Chairman	2012	$387,929	—		$31,653	(1)	$419,582
Brian Beatty	2013	$537,900	—		$47,144	(2)	$585,044
President and CEO	2012	$406,499	—		$14,381	(2)	$420,880
Brent Whiteley	2013	$363,000	—		$34,406	(4)	$397,406
CFO, General Counsel and Secretary	2012	$300,346	$509,000	(3)	$28,653	(4)	$837,999

______

(1)	Represents Mr. Hastings’ $2,750/month automobile allowance and the payment of the premiums on his health and life insurance policies.

(2)	Represents Mr. Beatty’s $2,750/month automobile allowance and the payment of the premiums on his health and life insurance policies.

(3)	On November 26, 2012, Mr. Whiteley received 50,000 shares of restricted stock of Former SAE (which were exchanged for 284,965 shares of our common stock upon the completion of the Merger) with a grant date fair value of $10.18 per share. All such shares were scheduled to vest on the fifth anniversary of the date of grant. The Former SAE board of directors elected to vest all such shares in full prior to the Merger, and the value of such shares were included in Mr. Whiteley’s taxable compensation in 2013.

(4)	Represents Mr. Whiteley’s $1,750/month automobile allowance, a 401(k) company match of $7,849, and the payment of the premiums on his health and life insurance policies.

Employment Agreements

Pre-Merger Employment Agreements

Effective as of October 1, 2012, Former SAE entered into employment agreements with Jeff Hastings, its executive chairman, Brian Beatty, its president and chief executive officer, and Brent Whiteley, its chief financial officer, general counsel, and secretary (the “Prior Employment Agreements”). Each Prior Employment Agreement was for a term of three years, subject to earlier termination in certain circumstances, with an automatic renewal for one year terms unless notice to terminate is provided at least 90 days prior to the expiration of such term. Upon consummation of the Merger, the Prior Employment Agreements were replaced by new employment agreements described below.

The Prior Employment Agreements provided for initial base salaries as follows: Jeff Hastings ($489,000), Brian Beatty ($489,000), and Brent Whiteley ($330,000). The executives were guaranteed a five percent annual salary increase and as much as a 15% salary increase if certain criteria were met. The Prior Employment Agreements provided for participation in Former SAE’s bonus plan with a guaranty of at least 50% up to 150% for Messrs. Hastings and Beatty, and of at least 40% up to 120% for Mr. Whiteley, of such executive’s highest paid monthly base salary within the calendar year. In addition, the executives each received a monthly automobile allowance.

The Prior Employment Agreements provided that, in the event of a termination of an executive’s employment by the executive without cause or upon a change of control (both as defined in the Prior Employment Agreements), upon the execution of a full and final release in favor of Former SAE, Former SAE would pay him the following no later than 15 days after his termination: (i) all accrued but unpaid base salary and vacation, (ii) a payment equal to the previous two years’ bonuses, (iii) a payment equal to 24 months of base salary, and (iv) five percent of the executive’s accrued but unpaid base salary as compensation for the loss of employment benefits. The Merger was expressly excluded from the definition of a change of control under the Prior Employment Agreements.

The Prior Employment Agreements restricted the executives from disclosing confidential information Former SAE used to compete in the marketplace for any purpose other than to advance Former SAE’s interests. At the option of Former SAE, in its sole discretion, upon payment to an executive of an amount equal to twelve months of his base salary plus 100% of his possible bonus, for one year following his termination with Former SAE, the executive would have been prohibited from directly or indirectly soliciting or accepting business from any of Former SAE’s customers (as defined in the Prior Employment Agreements), or soliciting or inducing any employee to leave Former SAE.

Post-Merger Employment Agreements

Effective upon consummation of the Merger, we entered into new employment agreements with each of our named executive officers: Jeff Hastings, executive chairman; Brian Beatty, president and chief executive officer; and Brent Whiteley, chief financial officer, general counsel, and secretary. Each employment agreement is for a term of three years, subject to earlier termination in certain circumstances, with an automatic renewal for one year terms unless notice to terminate is provided at least 90 days prior to the expiration of such term.

The employment agreements provide for initial base salaries as follows: Jeff Hastings ($489,000), Brian Beatty ($489,000), and Brent Whiteley ($330,000). The executives are guaranteed a five percent annual salary increase and as much as a 15% salary increase if certain criteria are met. On August 13, 2013, in accordance with the employment agreements, our compensation committee confirmed that the criteria set forth in the employment agreements had been met and determined to increase the base salaries of Messrs. Hastings, Beatty and Whiteley by 10%. The employment agreements provide for participation in our 2013 Long-Term Incentive Plan with an annual cash performance bonus of at least 50% and as much as 150%, for Messrs. Hastings and Beatty, and at least 40% and as much as 120%, for Mr. Whiteley, of twelve times such executive’s highest paid monthly base salary within the calendar year. In addition, the executives each receive a monthly automobile allowance.

The employment agreements provide that, in the event of a termination of an executive’s employment by us without cause (as defined in the employment agreements) or if, within six months of a change of control (as defined in the employment agreements), the executive resigns or we do not renew his employment agreement upon its expiration, upon the execution of a full and final release in favor of us, we will pay him the following no later than 52 days after his termination (or, if in connection with a change of control, no later than six months after his termination): (i) all accrued but unpaid base salary and vacation, (ii) a prorated portion of any bonus for the year the executive was terminated, (iii) a payment equal to the previous two years’ bonuses, (iv) a severance amount equal to 24 months of base salary, and (v) reimbursement of premiums associated with continuation of coverage through COBRA for a period of up to 18 months. The Merger was expressly excluded from the definition of a change of control under the employment agreements.

The employment agreements restrict our executives from disclosing confidential information we use to compete in the marketplace for any purpose other than to advance our interests. At our option, in our sole discretion, upon payment to an executive of an amount equal to twelve months of his base salary plus 100% of his possible bonus, for one year following his termination, the executive may not directly or indirectly solicit or accept business from any of our customers (as defined in the employment agreement), or solicit or induce any employee to leave us.

Other Employment Benefits

Former SAE’s executives participated in its other benefit plans on the same terms as its other employees. These plans included medical, dental, life insurance and, in Canada, a retirement registered savings plan for which Former SAE matched up to 10% of the employee’s base salary or until the Canada Revenue Agency annual limit was reached.

Our executives also participate in our other benefit plans on the same terms as our other employees. These plans are the same as the plans that were available to Former SAE’s employees. Included in such plans are a 401(k) Plan we offer to all eligible employees of our U.S. operations. We match each employee’s contributions up to a maximum of 4% of the employee’s base salary.

Stock Awards

Restricted Stock

Prior to the Merger, Brent Whiteley owned 50,000 shares of restricted stock of Former SAE (which were exchanged for 284,965 shares of our common stock upon the completion of the Merger) that were issued on November 26, 2012, pursuant to Former SAE’s 2012 Stock Compensation Plan. As issued, the restricted shares were scheduled to vest on the fifth anniversary of the date of issuance. Mr. Whiteley had the right to dividends and to vote the shares of restricted stock before they vested. The Former SAE board of directors, in its discretion, elected to accelerate vesting of all restricted shares prior to the Merger, including those of Mr. Whiteley and, upon the Merger, such shares were converted into the right to receive the merger consideration payable to holders of Former SAE common stock under the Merger Agreement.

2013 Long-Term Incentive Plan

In connection with the Merger, our stockholders approved our 2013 Long-Term Incentive Plan. The plan reserves up to 792,513 shares of our common stock for issuance in accordance with the plan’s terms, including a maximum of up to 396,256 shares that may be issued pursuant to awards of restricted stock. The purpose of the plan is to provide our employees who, by their position, ability and diligence are able to make important contributions to our growth and profitability, with an incentive to assist us in achieving our long-term corporate objectives, to attract and retain executive officers and other employees of outstanding competence and to provide such persons with an opportunity to acquire an equity interest in us. Our employees and employees of our subsidiaries are eligible to participate in the plan. The plan provides for the award of stock options, stock appreciation rights, restricted stock, stock units and performance cash awards. No awards have been made under this plan to date.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options or unvested restricted stock for any named executive officer as of December 31, 2013.

Director Compensation

General

On June 24, 2013, immediately after the consummation of the Merger, our board of directors set the compensation for our non-employee directors. Each non-employee director receives $25,000 in cash for each year of board service, payable quarterly in advance. In addition, each independent director serving on a committee receives $50,000 in cash for each year of committee service, and the chairman of our audit committee receives an additional $20,000 in cash for each year of service, in each case payable quarterly in advance. On June 24, 2013, our board also approved grants of restricted stock to our non-employee directors serving on a committee of our board of a number of shares equal to $50,000 divided by the average of the last sale prices of our common stock for five consecutive trading days ending two days before issuance. Those awards were issued on December 6, 2013, with the date of issuance being as of November 1, 2013, the date of effectiveness of stockholder approval of the SAExploration Holdings, Inc. 2013 Non-Employee Director Share Incentive Plan (the “Non-Employee Director Plan”). Each of Messrs. Dalton, Monahan, Rosenfeld and Sgro received 6,518 shares of our common stock pursuant to those awards.

The following table summarizes the compensation earned by our non-employee directors in 2013:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gary Dalton	37,500	50,000	—	—	—	87,500
Gregory R. Monahan	37,500	50,000	—	—	—	87,500
Eric S. Rosenfeld	37,500	50,000	—	—	—	87,500
David D. Sgro	47,500	50,000	—	—	—	97,500
Arnold Wong	12,500	—	—	—	—	12,500

____________

(1) Jeff Hastings, Brian A. Beatty and Brent Whiteley are not included in this table because they were our employees during 2013 and received no compensation for their services as members of our board.

(2) All of the amounts shown above represent the value as of December 6, 2013, of common stock granted under the Non-Employee Director Plan to our non-employee directors serving on a committee of the board, as described above.

Non-Employee Director Plan

On August 13, 2013, our board of directors approved, subject to stockholder approval, the Non-Employee Director Plan. The holders of a majority of our common stock approved the Non-Employee Director Plan by written consent as of August 19, 2013. Stockholder approval became effective on November 1, 2013, 20 days following the date we mailed an information statement to our stockholders advising them of such action.

The Non-Employee Director Plan provides for discretionary grants of awards of common stock to our independent non-employee directors, as determined by our board of directors from time to time. The awards may take the form of unrestricted or restricted shares of our common stock or options to purchase shares of our common stock. We have reserved 400,000 shares of our common stock for issuance under the Non-Employee Director Plan. The Non-Employee Director Plan is administered by the full board of directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 24, 2014, regarding the beneficial ownership of our common stock by:

•	each person known to be the beneficial owner of more than five percent of our outstanding shares of common stock;

•	each of our directors and our named executive officers; and

•	all current executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Beneficial Ownership as of April 24, 2014(2)
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Beneficial Ownership
Directors and Executive Officers
Jeff Hastings	7,589,709	(3)	51.0%
Brian Beatty	7,589,709	(4)	51.0%
Brent Whiteley[(5)]	7,589,709	(6)	51.0%
Eric S. Rosenfeld(7)	1,657,740	(8)	11.1%
David D. Sgro(7)	204,048	(9)	1.4%
Gary Dalton	6,518		*
Arnold Wong	––		––
Gregory R. Monahan(7)	86,424	(10)	*
All directors and executive officers as a group (10 persons)	7,985,418	(11)	53.7%
Five Percent Holders:
John P. Pecora(12)	1,624,734		10.9%
Investment Counselors of Maryland, LLC(13)	805,534		5.4%

_______________________

* Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 3333 8th Street SE, 3rd Floor, Calgary Alberta, T2G 3A4.

(2)	The percentage of beneficial ownership is calculated based on 14,870,549 shares of common stock deemed outstanding as of April 24, 2014. Unless otherwise indicated, such amounts do not take into account the shares that may be issued to Former SAE stockholders under the Merger Agreement based on our achieving specified earnings targets for the 2013 and/or the 2014 fiscal years or shares that may be issued under our 2013 Long Term Incentive Plan or 2013 Non-Employee Director Plan (except as otherwise noted for one of the listed individuals).

(3)	Includes 58,000 shares held directly by Jeff Hastings and 3,269,954 shares held directly by CLCH, and includes and excludes, as applicable, the shares included and excluded by Seismic Management Holdings Inc. and Brent Whiteley, as set forth in notes (4) and (6) below, as members of a “group” (as defined in Section 13(d)-3 of the Exchange Act) with CLCH. Includes (i) 112,770 shares that may be issued to the holders of Former SAE derivative securities upon their conversion or exercise over which CLCH has voting control as our nominee, (ii) 76,823 shares issued to CLCH as representative of the Former SAE stockholders and held in escrow, which are not subject to voting proxies, and (iii) 1,991,333 shares over which CLCH was granted voting control pursuant to voting proxy agreements. Excludes up to 503,070 shares of common stock that may be issued to CLCH under the Merger Agreement based on our achieving specified earnings targets for the 2013 and/or the 2014 fiscal years. CLCH is controlled by Jeff Hastings, who is our executive chairman and a director. The business address for CLCH is 4721 Golden Spring Circle, Anchorage, Alaska 99507.

(4)	Includes 1,196,846 shares held directly by Seismic Management Holdings Inc., and includes and excludes, as applicable, the shares included and excluded by Jeff Hastings and CLCH as set forth in note (3) above, and the shares included and excluded by Brent Whiteley as set forth in note (6) below, as members of a group with Seismic Management Holdings Inc. Includes 599,019 shares over which Mr. Beatty was granted voting control pursuant to voting proxy agreements. Excludes up to 184,131 shares of common stock that may be issued to Seismic Management Holdings Inc. under the Merger Agreement based on our achieving specified earnings targets for the 2013 and/or the 2014 fiscal years. Seismic Management Holdings Inc. is controlled by Brian Beatty, who is our chief executive officer and president and a director, and his wife, Sheri L. Beatty. The business address for Seismic Management is 59 Westpoint Court SW, Calgary, AB, T3H 4M7.

(5)	Mr. Whiteley’s business address is 1160 Dairy Ashford Rd., Suite 160, Houston, Texas 77079.

(6)	Includes 284,964 shares held directly by Mr. Whiteley, and includes and excludes, as applicable, the shares included and excluded by Jeff Hastings and CLCH as set forth in note (3) above, and the shares included and excluded by Seismic Management Holdings Inc. as set forth in note (4) above, as members of a group with Mr. Whiteley. Excludes up to 43,841 shares of common stock that may be issued to Mr. Whiteley under the Merger Agreement based on our achieving specified earnings targets for the 2013 and/or the 2014 fiscal years. Mr. Whiteley is our chief financial officer, general counsel and secretary.

(7)	The business address of this individual is 777 Third Avenue, 37th Floor, New York, New York 10017.

(8)	Mr. Rosenfeld has entered into a voting proxy agreement with CLCH, LLC, an affiliate of Jeff Hastings, covering 1,323,865 shares of the 1,657,400 shares of common stock he owns.

(9)	Mr. Sgro has entered into a voting proxy agreement with CLCH, LLC, an affiliate of Jeff Hastings, covering 157,530 shares of the 204,048 shares of common stock he owns.

(10)	Mr. Monahan has entered into a voting proxy agreement with CLCH, LLC, an affiliate of Jeff Hastings, covering 79,906 shares of the 86,424 shares of common stock he owns.

(11)	Includes (i) 112,770 of the shares that may be issued to the holders of Former SAE derivative securities upon their conversion or exercise that CLCH, LLC has voting control over as our nominee, (ii) 76,823 shares issued to CLCH as representative of the Former SAE stockholders and held in escrow, which are not subject to voting proxies, (iii) 353,091 of the shares over which CLCH was granted voting control pursuant to voting proxy agreements (which excludes the 1,638,242 shares over which CLCH was granted voting control that are held by our directors and executive officers), and (iii) 599,019 of the shares over which Brian A. Beatty was granted voting control pursuant to voting proxy agreements. This amount excludes (i) up to 742,880 shares of common stock that may be issued to CLCH, Seismic Management Holdings Inc., Mr. Whiteley and certain of our other executive officers under the Merger Agreement based on our achieving specified earnings targets for the 2013 and/or the 2014 fiscal years and (ii) up to an additional 11,838 shares of common stock that may be issued to our other executive officers upon the achievement of such earnings targets.

(12)	The business address of the reporting person is 130 Montadale Drive, Princeton, New Jersey 08540. The foregoing information was derived from a Schedule 13G/A filed on April 14, 2014.

(13)	The business address of the reporting person is 803 Cathedral Street, Baltimore, Maryland 21201-5297. The foregoing information was derived from a Schedule 13G filed on February 12, 2014.

As of April 24, 2014, a majority of the voting power of our common stock is held by a group of which Messrs. Hastings, Beatty and Whiteley are members. Accordingly, we are considered a “controlled company” for the purposes of the Nasdaq listing requirements, which is a corporation of which more than 50% of the voting power is held by an individual, a group or another company.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by our board of directors (or the audit committee). Related-party transactions are defined as transactions in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (ii) we or any of our subsidiaries are a participant, and (iii) any (a) executive officer, director or nominee for election as a director, (b) greater than five percent beneficial owner of shares of our common stock, or (c) immediate family member of any of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms we believe to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our disinterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Our audit committee, which is comprised of disinterested “independent” directors, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete an annual directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Related Person Transactions

Prior to the Merger, we reimbursed our officers and directors for reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. As of June 24, 2013, we had reimbursed our founding stockholders an aggregate of approximately $28,000 for out-of-pocket business expenses incurred by them in connection with activities on our behalf.

Prior to the Merger, Crescendo Advisors II, LLC, an affiliate of Eric S. Rosenfeld, our chairman of the board and chief executive officer prior to the Merger and now a member of our board of directors, made available to us certain general and administrative services, including office space, utilities and administrative support, as we required from time to time. We paid Crescendo Advisors II, LLC $10,000 per month for these services. Eric S. Rosenfeld is the majority owner of Crescendo Advisors II, LLC. Accordingly, Mr. Rosenfeld benefitted from providing these services to the extent of his interest in Crescendo Advisors II, LLC. However, this arrangement was solely for our benefit and was not intended to provide Mr. Rosenfeld compensation in lieu of a salary. Payment of these fees ended upon consummation of the Merger.

Prior to the Merger, as necessary to meet our working capital needs, Eric S. Rosenfeld, at the time our chairman of the board and chief executive officer, and Crescendo Advisors II, LLC, an affiliate of Mr. Rosenfeld, loaned us funds. Prior to the Merger, Crescendo Advisors II, LLC transferred its portion of such loans to David D. Sgro, at the time a director of ours and our chief financial officer. As of December 31, 2013, there were $500,000 in such loans outstanding evidenced by the notes payable to Messrs. Rosenfeld and Sgro, which was the maximum amount outstanding under such loans during 2013. Each Note, at the holder’s discretion, was convertible into the warrants to purchase our common stock at a price of $0.50 per Warrant. Messrs. Rosenfeld and Sgro elected to convert the full principal balance of the notes into warrants to purchase an aggregate of 1,000,000 shares of our common stock on January 8, 2014, and they tendered such warrants in exchange for an aggregate of 100,000 shares of our common stock in our warrant exchange, which was completed in February 2014.

Prior to the Merger, Jeff Hastings, our executive chairman, individually and through his controlled company CLCH, LLC, which was the majority stockholder of Former SAE, periodically paid expenses on behalf of Former SAE, which Former SAE reimbursed on a dollar-for-dollar basis as cash became available. During the period ended June 24, 2013, Former SAE reimbursed Mr. Hastings approximately $192,000, Brian A. Beatty, its President and CEO, approximately $69,000, in the aggregate for expenses incurred on behalf of Former SAE. During the period June 25, 2013 to December 31, 2013, we reimbursed Mr. Hastings and Mr. Beatty an aggregate of approximately $11,000 and $18,000, respectively, for expenses incurred on our behalf.

For the period January 1, 2013 to June 24, 2013, Former SAE paid CLCH, LLC $84,000 in dividends on preferred shares.

Immediately prior to the Merger, Former SAE, at the direction of the board of directors, distributed dividends to the Former SAE stockholders, including dividends to CLCH, LLC, which is controlled by Jeff Hastings, and Seismic Management, LLP, which is controlled by Brian A. Beatty, of $7,923,000 and $5,009,000 respectively. Brent Whiteley, who became a director and our chief financial officer, general counsel and secretary upon closing of the Merger, received a dividend of $442,000, and Mike Scott and Darrin Silvernagle, who also became executive officers upon closing of the Merger, received dividends of $69,000 and $25,000, respectively.

In connection with the Merger, CLCH, LLC, which was the majority stockholder of Former SAE, and Seismic Management, LLP, received aggregate Merger consideration valued at approximately $8,803,000 and $1,392,000, respectively, at the closing of the Merger. Brent Whiteley, Mike Scott and Darrin Silvernagle received aggregate Merger consideration valued at $331,000, $52,000 and $38,000, respectively.

In connection with the Merger, we issued a promissory note in the principal amount of $17,500,000 to CLCH, as a representative of the Former SAE stockholders, as Merger consideration to the Former SAE stockholders. The note is unsecured, is subordinate to the borrowings outstanding under the 2012 Credit Agreement, carries an annual interest rate of 10% and is due and payable in full on June 24, 2023. Interest payments are due semi-annually under the note, subject to certain restrictions under the 2012 Credit Agreement. Of the principal amount of the promissory note $8,874,000, $3,248,000, $773,000, $121,000 and $88,000 is payable to CLCH LLC, Seismic Management Holdings Inc., Brent Whiteley, Mike Scott, and Darin Silvernagle, respectively. In connection with the execution of Amendment No. 3 to the 2012 Credit Agreement, CLCH, LLC, Seismic Management Holdings Inc. and Brent Whiteley, agreed to allow us to withhold the interest payments payable to them in respect of their individual interests as stockholders of Former SAE under the note until such payments are permitted to be made under the 2012 Credit Agreement, which is expected to be in the fourth quarter of 2014.

On January 1, 2009, Former SAE entered into a revolving credit agreement with CLCH, which provided for a credit line to Former SAE for working capital purposes of up to $3,000,000. Amounts outstanding under this credit agreement bore interest at a rate of 8.5% per annum and were payable on demand. During 2013, Former SAE made payments of principal and interest to CLCH of $53,000 in the aggregate. The largest aggregate amount of principal outstanding under the credit agreement with CLCH during 2013 was $53,000. On February 7, 2013, the loan was repaid in full and the line was closed.

Former SAE leased seismic equipment from Encompass and Seismic Management, LLP, pursuant to lease agreements executed in 2010. Brian A. Beatty, together with his wife, owns a controlling interest in Encompass and owns all of the outstanding partnership interests in Seismic Management. The leases could be terminated by any party at any time. We paid no rent to Encompass and Seismic Management during the year ended December 31, 2013. Former SAE purchased leased equipment in the amount of approximately $1,483,000 for the year ended December 31, 2013 from Encompass and Seismic Management.

Director Independence

We adhere to the rules of Nasdaq in determining whether a director is independent. Our board of directors consults with our counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, our board of directors has affirmatively determined that Messrs. Dalton, Rosenfeld, Sgro and Monahan are independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Controlled Company Status

We are currently considered a “controlled company” for the purposes of the Nasdaq listing requirements, which is a corporation of which more than 50% of the voting power is held by an individual, a group or another company. As such, we are permitted to and have opted out of the Nasdaq listing requirements that would otherwise require our board to be comprised of a majority of independent directors; our board nominations to be selected, or recommended for the board’s selection, either by a nominating committee comprised entirely of independent directors or by a majority of independent directors; and us to maintain a compensation committee comprised entirely of independent directors.

ITEM 14. Principal Accountant Fees and Services.

In connection with the audit of the 2013 financial statements, we entered into an engagement agreement with Grant Thornton LLP that sets forth the terms by which Grant Thornton LLP would perform audit services for us. The following two tables show the fees billed to us or accrued by us for the audit and other services provided by Grant Thornton LLP, for 2013 and 2012:

	2013	2012
Audit Fees (1)	$2,351,645	$579,009

_______________________

(1) Audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements, restatement of quarterly financials, audits of subsidiaries, statutory audits of subsidiaries required by governmental or regulatory bodies, consents, and assistance with and review of documents filed with the SEC.

Our audit committee charter provides that all audit services and non-audit services must be pre-approved by the committee. The audit committee may delegate authority to grant pre-approvals of audit and permitted non-audit services to a subcommittee consisting of one or more members of the committee, provided that any pre-approvals granted by any such subcommittee must be presented to the full audit committee at its next scheduled meeting. From time to time, the audit committee has delegated to the chairman of the committee the authority to pre-approve audit, audit-related and permitted non-audit services.

All non-audit services were reviewed with the audit committee or the chairman, which concluded that the provision of such services by Grant Thornton LLP was compatible with the maintenance of such firm's independence in the conduct of its auditing functions.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAEXPLORATION HOLDINGS, INC.

Date: April 28, 2014	By:	/s/ Brent Whiteley
Brent Whiteley Chief Financial Officer, General Counsel and Secretary

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE	DATE

	/s/ Jeff Hastings	Executive Chairman and Director	April 28, 2014
Jeff Hastings

	/s/ Brian A. Beatty	Chief Executive Officer, President and Director	April 28, 2014
	Brian A. Beatty	(Principal Executive Officer)

	/s/ Brent Whiteley	Chief Financial Officer, General Counsel,	April 28, 2014
	Brent Whiteley	Secretary, and Director (Principal Financial Officer and Principal Accounting Officer)
	*	Director	April 28, 2014
Eric S. Rosenfeld

	*	Director	April 28, 2014
David D. Sgro

	*	Director	April 28, 2014
Gary Dalton

	*	Director	April 28, 2014
Arnold Wong

	*	Director	April 28, 2014
Gregory R. Monahan

*By:	/s/ Brent Whiteley
Brent Whiteley
(Attorney-in-Fact)

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date
1.1	Form of Underwriting Agreement.	By Reference	S-1/A	April 28, 2011

2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the Registrant, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Registrant, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	May 28, 2013

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	June 28, 2013

3.2	Amended and Restated Bylaws.	By Reference	8-K	June 28, 2013

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Specimen Warrant Certificate.	By Reference	8-K	June 28, 2013

4.3	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.4	Amendment to Warrant Agreement dated June 24, 2013, by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	June 28, 2013

10.1	Credit Agreement dated as of November 28, 2012, by and among SAExploration Holdings, Inc., as parent, SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC, as borrowers, the lenders party thereto, and CP Admin Co LLC, as Administrative Agent.	By Reference	8-K/A	October 10, 2013

10.2	Amendment No. 1 to Credit Agreement dated as of December 5, 2012, by and among SAExploration Holdings, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, NES, LLC, the lenders party thereto, and CP Admin Co LLC, as Administrative Agent.	By Reference	8-K/A	October 10, 2013

10.3	Amendment No. 2 and Consent to Credit Agreement dated as of June 24, 2013, by and among SAExploration Holdings, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, NES, LLC, the lenders party thereto, and MC Admin Co LLC, as Administrative Agent.	By Reference	8-K/A	October 10, 2013

10.4	Joinder to Credit Agreement dated as of June 24, 2013, between the Registrant and MC Admin Co LLC.	By Reference	8-K	June 28, 2013

10.5	Amendment No. 3 to Credit Agreement dated as of October 31, 2013, by and among the Registrant, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, NES, LLC, the lenders party thereto, and MC Admin Co LLC, as Administrative Agent.	By Reference	8-K	November 1, 2013

10.6	Waiver Agreement dated as of October 31, 2013, among the Registrant, CLCH, LLC, Seismic Management Holdings Inc. and Brent Whiteley.	By Reference	S-4	November 1, 2013

10.7	Indemnity Escrow Agreement dated as of June 24, 2013, by and among SAExploration Holdings, Inc., CLCH, LLC, and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.8	Merger Consideration Escrow Agreement dated as of June 24, 2013, by and among SAExploration Holdings, Inc., CLCH, LLC, and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.9	Registration Rights Agreement dated June 24, 2013 by and between SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	June 28, 2013

10.10	Form of Indemnification Agreement.	By Reference	8-K	June 28, 2013

10.11	Unsecured Promissory Note in the amount of $17,500,000 by SAExploration Holdings, Inc. for the benefit of CLCH, LLC, as representative.	By Reference	8-K	June 28, 2013

10.12	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Jeff Hastings.	By Reference(*)	8-K	June 28, 2013

10.13	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Brian Beatty.	By Reference(*)	8-K	June 28, 2013

10.14	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Brent Whiteley.	By Reference(*)	8-K	June 28, 2013

10.15	Form of Non-Disclosure Agreement between the Registrant and each of Jeff Hastings, Brian Beatty and Brent Whiteley.	By Reference	8-K	June 28, 2013

10.16	Form of Lock-Up Agreement between the Registrant and each of the former stockholders of SAExploration Holdings, Inc.	By Reference	8-K	June 28, 2013

10.17	Employment Agreement dated July 1, 2011, by and between SAExploration, Inc. (f/k/a South American Exploration LLC) and Mike Scott.	By Reference(*)	8-K	June 28, 2013

10.18	Employment Agreement dated July 15, 2011, by and between SAExploration, Inc. (f/k/a South American Exploration LLC) and Darin Silvernagle.	By Reference(*)	8-K	June 28, 2013

10.19	SAExploration Holdings, Inc. 2013 Long-Term Incentive Plan.	By Reference(*)	8-K	June 28, 2013

10.20	SAExploration Holdings, Inc. 2013 Non-Employee Director Share Incentive Plan.	By Reference(*)	8-K	August 19, 2013

10.21	Form of Notice of Stock Award and Agreement under the SAExploration Holdings, Inc. 2013 Non-Employee Director Share Incentive Plan between the Registrant and each of Gary Dalton, Gregory R. Monahan, Eric S. Rosenfeld and David D. Sgro.	By Reference(*)	S-4/A	December 10, 2013

10.22	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of the Registrant’s Officers, Directors and Initial Stockholders.	By Reference	S-1/A	April 28, 2011

10.23	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	May 23, 2011

10.24	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	By Reference	S-1/A	April 28, 2011

10.25	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders and EarlyBirdCapital, Inc.	By Reference	S-1/A	April 28, 2011

10.26	Form of Subscription Agreements among the Registrant, Graubard Miller and the Purchasers of Insider Warrants and EBC Warrants.	By Reference	S-1/A	April 28, 2011

10.27	Form of Warrant Consent and Support Agreement.	By Reference	8-K	December 11, 2012

14.1	Code of Ethics.	By Reference	S-1/A	April 28, 2011

21.1	List of subsidiaries.	By Reference	10-K	April 3, 2014

23.1	Consent of Grant Thornton LLP.	By Reference	10-K/A	April 14, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	By Reference	10-K/A	April 14, 2014

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	By Reference	10-K/A	April 14, 2014

101.IN	XBRL Instance Document	By Reference(**)	10-K	April 3, 2014

101.SCH	XBRL Taxonomy Extension Scheme Document	By Reference(**)	10-K	April 3, 2014

101.CAL	XBRL Taxonomy Calculation Linkbase Document	By Reference(**)	10-K	April 3, 2014

101.DEF	XBRL Taxonomy Extension Definition Document	By Reference(**)	10-K	April 3, 2014

101.LAB	XBRL Taxonomy Label Linkbase Document	By Reference(**)	10-K	April 3, 2014

101.PRE	XBRL Taxonomy Presentation Linkbase Document	By Reference(**)	10-K	April 3, 2014

 ______________________
(*) Denotes compensation arrangement.

(**)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

