Form 10-Q
period 2014-03-31
SAExploration Holdings, Inc.
filed 2014-05-09
CIK 1514732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Number of shares of Common Stock, $0.0001 par value, outstanding as of May 7, 2014: 14,870,549

(Exhibit Index Located on Page 28)

SAEXPLORATION HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2014

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAExploration Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2014 and December 31, 2013

(In thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,403	$17,351
Restricted cash	577	638
Accounts receivable, net of allowance for doubtful accounts of $254 and $254, respectively	74,091	40,928
Deferred costs on contracts	10,627	3,190
Prepaid expenses	8,229	4,619
Deferred tax asset	1,256	1,371
Total current assets	108,183	68,097
Property and equipment, net	62,355	64,572
Intangible assets, net	1,190	1,260
Goodwill	2,079	2,150
Deferred loan issuance costs, net	8,403	9,115
Deferred tax asset, net	720	743
Other assets	45	13
Total assets	$182,975	$145,950
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,406	$16,511
Accrued liabilities	6,831	3,124
Income and other taxes payable	6,004	7,073
Accrued payroll liabilities	8,267	4,497
Notes payable – current portion	800	800
Notes payable to related parties	—	500
Deferred revenue – current portion	18,167	7,927
Deferred tax liabilities – current portion	69	69
Capital lease – current portion	365	485
Total current liabilities	75,909	40,986
Long-term portion of notes payable, net	80,230	79,888
Long-term portion of notes payable to Former SAE stockholders, at fair value	12,913	12,406
Long-term portion of capital leases	543	618
Deferred tax liabilities	1,084	1,114
Total liabilities	170,679	135,012
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares outstanding	—	—
Common stock, $0.0001 par value, 55,000,000 shares authorized, and 14,870,549 and 13,428,736 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	27,985	27,485
Retained earnings (accumulated deficit)	(13,813)	(14,511)
Accumulated other comprehensive (loss) income	(2,709)	(2,083)
Total stockholders’ equity attributable to the Corporation	11,465	10,893
Non-controlling interest	831	45
Total stockholders’ equity	12,296	10,938
Total liabilities and stockholders’ equity	$182,975	$145,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenue from services	$87,662	$84,766
Direct operating expenses, including depreciation expense of $3,526 and $3,510 for the three months ended March 31, 2014 and 2013, respectively	67,954	64,768
Gross profit	19,708	19,998
Selling, general and administrative expenses	9,380	7,466
Depreciation and amortization	327	265
Loss on disposal of assets	22	61
Income from operations	9,979	12,206
Other income (expense):
Change in fair value of notes payable to Former SAE stockholders	(507)	—
Interest expense, net	(4,030)	(3,385)
Foreign exchange (loss), net	(294)	(457)
Other, net	148	(137)
Total other expense, net	(4,683)	(3,979)
Income before income taxes	5,296	8,227
Provision for income taxes	3,812	2,365
Net income	$1,484	$5,862
Less: income attributable to non-controlling interest	(786)	—
Net income attributable to the Corporation	$698	$5,862
Basic and diluted income per common share
Weighted average shares outstanding –basic	14,149,643	6,321,848
Income per share – basic	0.05	0.93
Weighted average shares outstanding – diluted	14,870,549	6,456,992
Income per share – diluted	$0.05	$0.91

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$1,484	$5,862
Other items of comprehensive (loss), foreign currency translation	(626)	(703)
Total comprehensive income	$858	$5,159
Less: Comprehensive income attributable to non-controlling interest	(786)	—
Comprehensive income attributable to the Corporation	$72	$5,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Corporation’s Number of Common Shares Issued and Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Total Corporation stockholders’ equity	Non- controlling interest	Total stockholders’ equity
Balance at December 31, 2012	6,321,848	$—	$1,908	$21,801	$356	$24,065	$—	$24,065
Dividends	—	—	—	(131)	—	(131)	—	(131)
Foreign currency translation	—	—	—	—	(703)	(703)	—	(703)
Share-based Compensation	—	—	57	—	—	57	—	57
Net income	—	—	—	5,862	—	5,862	—	5,862
Balance at March 31, 2013	6,321,848	$—	$1,965	$27,532	$(347)	$29,150	$—	$29,150
Balance at December 31, 2013	13,428,736	$2	$27,485	$(14,511)	$(2,083)	$10,893	$45	$10,938
Conversion - Notes Payable	—	—	500	—	—	500	—	500
Warrant exchange for common shares	1,441,813	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	(626)	(626)	—	(626)
Net income	—	—	—	698	—	698	786	1,484
Balance at March 31, 2014	14,870,549	$2	$27,985	$(13,813)	$(2,709)	$11,465	$831	$12,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(In thousands)

	2014		2013
Operating activities:
Net income attributable to Corporation		$698		$5,862
Net income attributable to non-controlling interest		786		—
Net income		1,484		5,862
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization		3,853		3,775
Amortization of loan costs and debt discounts		751		620
Payment in kind interest		507		488
Deferred income taxes		108		(5)
Loss on disposal of property and equipment		22		61
Unrealized change in the fair value of warrants		—		49
Change in the fair value of notes payable to Former SAE stockholders		507		—
Share-based compensation		—		57
Changes in operating assets and liabilities
Accounts receivable		(33,163)		(29,240)
Restricted cash		61		3,299
Prepaid expenses		(3,610)		892
Deferred costs on contracts		(7,437)		2,203
Accounts payable		18,895		15,963
Accrued liabilities		3,707		(2,031)
Accrued payroll		3,770		3,507
Deferred revenues		10,240		1,387
Income and other taxes payable		(1,069)		1,634
Other, net		(32)		49
Net cash (used in) provided by operating activities		(1,406)		8,570
Investing activities:
Purchase of property and equipment		(2,125)		(1,749)
Net cash (used in) investing activities		(2,125)		(1,749)
Financing activities:
Repayments of notes payable		(200)		(200)
Repayments of advances from related parties		—		(53)
Repayments of capital lease obligations		(223)		(213)
Dividend payments on Former SAE preferred shares		—		(42)
Net cash (used in) financing activities		(423)		(508)
Effects of exchange rate changes on cash and cash equivalents		6		(628)
Net change in cash and cash equivalents		(3,948)		5,685
Cash and cash equivalents at the beginning of period		17,351		15,721
Cash and cash equivalents at the end of period		$13,403		$21,406
Supplemental disclosures of cash flow information:
Interest paid		$2,265		$2,697
Income taxes paid		$270		$1,236
Non-cash investing and financing activities:
Dividends accrued but unpaid on Former SAE preferred shares	$	N/A		$89
Capital assets acquired under capital lease		$40		$98
Capital assets acquired included in accounts payable		$15		$45
Conversion of notes payable to warrants and subsequently to common shares		$500	$	N/A
Warrant exchange for common shares		$—	$	N/A

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

The Merger was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, The Corporation was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Former SAE comprising the ongoing operations of the combined entity, Former SAE senior management comprising the senior management of the combined company, and the Former SAE common stockholders having a majority of the voting power of the combined entity. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former SAE issuing stock for the Corporation’s net assets, accompanied by a recapitalization. The Corporation’s net assets were stated at fair value, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Former SAE. The equity structure after the Merger reflects the Corporation’s equity structure.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Merger has been accounted for as a reverse acquisition. The accompanying consolidated financial statements have been retrospectively adjusted to present the financial position and results of operations of Former SAE as if the Merger had been effective as of the beginning of the earliest period presented.

Principles of Consolidation

The accompanying (a) balance sheet as of December 31, 2013, which has been derived from audited financial statements, and (b) unaudited condensed consolidated financial statements of the Corporation and its wholly-owned subsidiaries as well as a variable interest entity in which the Corporation is the primary beneficiary as of and for quarter ended March 31, 2014, have been prepared in accordance with U.S. GAAP for interim financial information and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements of the Corporation have been prepared on the accrual basis of accounting in accordance with U.S. GAAP. Further, in accordance with U.S. GAAP for interim financial information, certain financial information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2013 filed by the Corporation with the Securities and Exchange Commission on April 3, 2014. The Corporation’s significant accounting policies as disclosed in Note 3 of the Notes to Consolidated Financial Statements in the Corporation’s 2013 Annual Report on Form 10-K are the same as used for this quarterly filing. These unaudited condensed consolidated financial statements should also be read in conjunction with Former SAE’s unaudited restated condensed consolidated financial statements and the notes thereto for the quarter ended March 31, 2013. These unaudited restated condensed consolidated financial statements can be found within the Form 8-K/A (Amendment No. 2) filed by the Corporation with the Securities and Exchange Commission on August 28, 2013. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Corporation’s financial position as of March 31, 2014 and December 31, 2013, the results of operations for the three months periods ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

Cash and Cash Equivalents

The Corporation considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Corporation has cash in banks which, at times, may exceed insured limits, established in the United States and foreign countries. The Corporation has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents. The Corporation conducts operations outside the United States, which exposes the Corporation to market risks from changes in exchange rates. As of March 31, 2014 and December 31, 2013, the balances of cash in subsidiaries outside of the United States totaled $10,495 and $13,962, respectively. To date, the Corporation has not declared any distributions of its foreign earnings.

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

Foreign Exchange Gains and Losses

The unrealized foreign currency exchange gain (loss) included in accumulated other comprehensive income was $(626) and $(703) for the three months ended March 31, 2014 and 2013, respectively.

Commitments and Contingencies

As a result of the Merger, the Former SAE common stockholders have the right to receive up to 992,108 additional shares (which includes 44 shares that may be issued in lieu of fractional shares) of the Corporation’s common stock after the Closing based on the achievement of specified earnings targets by the Corporation for the 2013 and the 2014 fiscal years. The target was not met for the fiscal year ended December 31, 2013, so no shares were issued for 2013. However, the Former SAE common stockholders still have the right to receive up to the full 992,108 additional shares depending on the Corporation’s performance in 2014. Since the contingent consideration is considered to be equity, it did not impact the net assets recorded by the Corporation.

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

In the ordinary course of business, the Corporation can be involved in legal proceedings involving contractual and employment relationships, liability claims, and a variety of other matters. Although the ultimate outcome is uncertain, as of March 31, 2014 and December 31, 2013, the Corporation did not have any legal proceedings for which the ultimate outcome is expected to have a material impact on its financial position or results of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of costs over the fair value of the net assets acquired in the Datum Exploration Ltd. acquisition in 2011. All of the Corporation’s goodwill resides in its Canadian operations reporting unit. The change in the carrying value of goodwill in the period ended March 31, 2014 is the result of currency translation.

Fair Value Measurements

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 are notes payable to Former SAE stockholders. The fair values of these financial instruments at the applicable valuation dates are based on Level 3 inputs using an income and market approach.

Off-Balance Sheet Arrangements

The Corporation’s policies regarding off-balance sheet arrangements as of and for the three months ended March 31, 2014 are consistent with those in place during, as of and for the year ended December 31, 2013. The Corporation did not have any off-balance sheet arrangements as of March 31, 2014 or December 31, 2013.

Warrant Exchange

An exchange of warrants for shares occurred on February 14, 2014. This transaction was treated as a capital transaction involving an exchange of equity with no recognition of gain or loss.

Net Income Per Share

The Corporation follows the accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net (loss) income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Prior to the Merger on June 24, 2013, the Corporation had not considered the effect of warrants to purchase 14,000,000 shares of common stock or 1,000,000 warrants issuable upon conversion of notes payable to two of its stockholders in the calculation of diluted income per share, since the exercise of the warrants were then contingent upon the occurrence of future events. On February 7, 2014 a total of 14,418,193 warrants were tendered and accepted for exchange in the Corporation’s Warrant Exchange described in Note 7. On February 14, 2014, the Corporation issued 1,441,813 shares of common stock and paid a total of $.05 cash in lieu of fractional shares in exchange for such tendered warrants. Additionally, the contingent consideration associated with the Merger Agreement will not be included in the calculation of earnings per share until or if the related targets are obtained. The remaining 581,807 warrants to purchase shares of common stock have been excluded from the calculation of dilutive net income per share as the exercise price of the warrants of $12.00 was higher than the price at closing on March 31, 2014 of the common stock of $9.38. As a result of Warrant Exchange for period ended March 31, 2014 all outstanding warrants were treated as fully diluted.

For the period ended March 31, 2013, basic and diluted shares were based on Former SAE shares outstanding times the conversion rate of 5.81 to 1. The conversion rate was determined based on the ratio of the Former SAE shares to the Corporation’s shares as of June 24, 2013, which was the date of the Merger. The number of diluted shares was also impacted by the warrants issued by Former SAE in connection associated with the 2012 Credit Agreement, which resulted in the issuance of 135,144 shares as part of the Merger consideration.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at March 31, 2014 and December 31, 2013:

	Estimated Useful Life	March 31, 2014	December 31, 2013
Field operating equipment	3 – 10 years	$85,769	$85,990
Vehicles	3 – 5 years	4,952	3,550
Leasehold improvements	2 – 5 years	447	455
Software	3 – 5 years	1,313	1,122
Computer equipment	3 – 5 years	4,248	4,358
Office equipment	3 – 5 years	1,099	968
		97,828	96,443
Less: Accumulated depreciation and amortization		(35,473)	(31,871)
Total		$62,355	$64,572

The Corporation reviews the useful life and residual values of property and equipment on an ongoing basis considering the effect of events or changes in circumstances.

Total depreciation and amortization expense for the three months ended March 31, 2014 and 2013 was $3,853 and $3,775, respectively, of which $3,526 and $3,510, respectively, was recorded in direct operating expenses and $327 and $265, respectively, was recorded in depreciation and amortization.

NOTE 4 — NOTES PAYABLE

Notes payable at March 31, 2014 and December 31, 2013 consist of the following:

	2014	2013
Amount outstanding under 2012 Credit Agreement	$81,444	$81,137
Unamortized loan discount	(414)	(449)
Net note payable	81,030	80,688
Less current portion of note payable	(800)	(800)
Long-term portion of note payable	80,230	79,888

Notes payable to Former SAE stockholders – long-term at fair value	12,913	12,406
Notes payables to related parties - current	—	500
Total notes payable to related parties	12,913	12,906
Total notes payable, excluding current portion of note payable	$93,143	$92,794

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

The 2012 Credit Agreement has requirements for principal payments of $200, plus 0.25% of any additional amounts borrowed under the 2012 Credit Agreement, per quarter until the note is due, at which time the entire outstanding principal balance must be repaid. The interest rate on borrowings under the 2012 Credit Agreement is 13.5%. The Corporation may elect to pay up to 2.5% of the interest as a payment-in-kind (“PIK”); the PIK amount of interest is added to the balance of the note. For the three months ended March 31, 2014 and the year ended December 31, 2013, the Corporation elected to exercise the PIK option and $507 and $2,040, respectively, were expensed to interest and added to the balance of the note.

Notes payable to Former SAE stockholders

The Corporation issued a promissory note to CLCH, as a representative of the Former SAE stockholders, at the Closing on June 24, 2013, as Merger consideration to the Former SAE stockholders with a stated amount of $17,500. At issuance, the Corporation elected the fair value option for recording the note on a recurring basis. The fair value as of June 24, 2013 was $11,775. The Corporation determined that the net present value approach would be the best method to estimate the fair value. In calculating the net present value, the Corporation used the average yield for similar instruments to determine the discount rate. As of June 24, 2013, the discount rate was determined to be 17.6%. Any change in the fair value of the note is recorded on the statement of operations as a change in fair value of notes payable to Former SAE stockholders. As of March 31, 2014, the Corporation determined the discount rate to be consistent to the rate at inception. As of March 31, 2014, the outstanding balance was $17,500 with a fair value of $12,913. The total change in the fair value of the Former SAE stockholders’ note for the period ended March 31, 2014 was $507.

In October 2013, CLCH, Seismic Management Holdings Inc. and Brent Whiteley entered into a waiver agreement with the Corporation, pursuant to which they agreed to allow the withholding of the interest payments payable to them in respect of their individual interests under the notes payable to Former SAE stockholders issued in connection with the Merger, until such payments are permitted to be made under the 2012 Credit Agreement. The Corporation accrued $432 and $686 of such interest payments for the first quarter of 2014 and the year ended December 31, 2013, respectively, related to the withholding of these payments.

Notes payables to related parties

At December 31, 2013, the Corporation had outstanding convertible promissory notes issued to Eric S. Rosenfeld and David D. Sgro, who are directors and founding stockholders of the Corporation, with aggregate principal amounts of $300 and $200, respectively. These $500 related party notes were initially convertible into 1,000,000 warrants with an exercise price of $12 per share. The principal balance of the Notes was convertible, at the holder’s option, to warrants at a price of $0.50 per warrant, or up to an aggregate of 1,000,000 warrants (the “Convertible Debt Warrants”). The Corporation recorded these notes payable at a combined carrying amount of $500 and estimated their combined fair value to be $886 as of December 31, 2013. On January 8, 2014, Eric S. Rosenfeld and David D. Sgro, elected to convert these promissory notes in the aggregate principal amounts of $300 and $200, respectively, into Convertible Debt Warrants to exchange for an aggregate of 60,000 shares and 40,000 shares, respectively, of the Corporation’s common stock par value, $0.0001 per share. This transaction resulted in no gain or loss as the conversion feature was in the original convertible promissory notes agreements. Messrs. Rosenfeld and Sgro each exchanged such Convertible Debt Warrants for common stock, at a ratio of ten warrants for one share, in the Corporation’s Warrant Exchange described in Note 7.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 5 — INCOME TAXES

Income before income taxes attributable to U.S. (including its foreign branches) and foreign operations, tax provision, and effective tax rate for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Pre-tax (loss) income - U.S.	$4,389	$(416)
Pre-tax (loss) income - Foreign	907	8,643
Total	$5,296	$8,227
Tax provision	$3,812	$2,365
Effective tax rate	72%	29%

The Corporation’s income tax provision increased $1.4 million for the first quarter of 2014, compared to the first quarter of 2013, primarily due to the impact of the valuation allowance recorded against the U.S. net deferred tax assets. While there was consolidated pre-tax U.S. income for the quarter ended March 31, 2014 attributable primarily to its branches in Latin America, the offsetting of U.S. sourced taxable losses against the branches’ foreign sourced income did not allow the Corporation to fully benefit from the foreign tax credits generated in the first quarter of 2014.

The Corporation believes that without positive evidence required under ASC 740, it is more likely than not that the benefit from certain net operating losses (“NOL”) carryforwards and foreign tax credits may not be realized. In recognition of this risk, the Corporation has maintained a full valuation allowance for the deferred tax assets relating to these NOL carryforwards and foreign tax credits, which has caused the unusually high effective tax rate.

NOTE 6 — FORMER SAE CONVERTIBLE PREFERRED STOCK

Prior to the Merger, holders of Series A Convertible Preferred Stock of Former SAE were entitled to receive cumulative dividends at the rate of 10.5% per annum on the face value of the Preferred Shares, which were payable monthly. The distributions to holders of Preferred Shares were required to be paid prior to any distributions to the other shares in Former SAE and the shares of Preferred Stock had limited voting rights. The total face value of the Preferred Shares in the Former SAE was $1.00 per share, or $5,000 in aggregate. The Former SAE preferred shares were retired as a result of the Merger on June 24, 2013, but not all dividends were paid.

The following table represents the accrued, paid and unpaid dividends included in accrued liabilities for Former SAE preferred shares as of the dates set forth below:

	2014	2013
January 1	$1,072	$894
Accrual	—	131
Payment	—	(42)
March 31	$1,072	$983

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Corporation is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights, and preferences as may be determined from time to time by the Corporation’s board of directors. As of March 31, 2014, there were no shares of preferred stock issued or outstanding.

Common Stock

The Corporation is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2014, a total of 14,870,549 shares were issued and outstanding.

Warrants

On January 7, 2014, the Corporation commenced an offer to exchange warrants for up to 1.5 million shares of its common stock (the “Warrant Exchange”). Each warrant holder had the opportunity to receive one share of the Corporation’s common stock in exchange for every ten outstanding warrants tendered by the holder and exchanged pursuant to the Warrant Exchange. In lieu of issuing fractional shares of common stock, the Corporation paid cash to each holder of warrants who would otherwise have been entitled to receive fractional shares. On February 14, 2014, the Corporation issued 1,441,813 shares and paid a total of $.05 cash in lieu of fractional shares in exchange for 14,418,193 warrants tendered in the Warrant Exchange. The Warrant Exchange was accounted for as a capital transaction involving an exchange of equity with no recognition of gain or loss. New shares of common stock were issued and the par value amount associated with that common stock of $.14 was added to additional paid in capital. The following table shows the roll forward of total public and private warrants for December 31, 2013 to March 31, 2014:

Total warrants at December 31, 2013	15,000,000
Less: warrants converted to common shares	(14,418,193	)(1)
Total warrants at March 31, 2014	581,807

(1) Includes conversion of the Convertible Debt Warrants.

Conversion of Convertible Notes

On January 8, 2014, Eric S. Rosenfeld and David D. Sgro, two of the Corporation’s current directors, elected to convert promissory notes in the aggregate principal amounts of $300 and $200, respectively, into Convertible Debt Warrants exercisable for an aggregate of 60,000 and 40,000 shares, respectively, of the Corporation’s common stock par value, $0.0001 per share. Messrs. Rosenfeld and Sgro each exchanged such warrants for common stock, at a ratio of ten warrants for one share (1,000,000 warrants for a total of 100,000 shares of common stock), which warrants were included in the 14,418,193 warrants tendered in the Warrant Exchange.

Conversion of Exchangeable Shares

On March 7, 2014, the holders of the common shares issued by 1623739 Alberta Ltd., a wholly-owned Canadian subsidiary of the Corporation, elected to exchange those shares for their allocable portion of the consideration issued to the Former SAE stockholders in the Merger, which included 254,558 shares of the Corporation’s common stock that were released from the escrow in which the Corporation’s shares were held pending the exchange. The exchanged shares of 1623739 Alberta Ltd. are no longer outstanding.

Share-Based Compensation

Share-based compensation was expensed and additional paid-in capital increased by $57 for the period ended March 31, 2013, as a result of the restricted stock grants made by Former SAE in 2012.

On June 21, 2013, the stockholders approved the Corporation’s 2013 Long-Term Incentive Compensation Plan for the benefit of certain employees performing services for the Corporation. The plan reserves up to 792,513 shares of the Corporation’s common stock for issuance in accordance with the plan’s terms including a maximum of up to 396,256 shares that may be issued pursuant to awards of restricted stock. As of March 31, 2014, no shares have been issued under the plan.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

On November 1, 2013, the Corporation’s non-employee director share incentive plan became effective, which provides for discretionary grants of stock awards to the Corporation’s independent non-employee directors, as determined by the Corporation’s board of directors from time to time. The awards may take the form of unrestricted or restricted shares of the Corporation’s common stock or options to purchase shares of the Corporation’s common stock. The Corporation has reserved 400,000 shares of common stock for issuance under the 2013 Non-Employee Director Plan. As of December 31, 2013, 26,072 shares were issued under the plan. These shares vested immediately at issuance and the Corporation recorded share-based compensation of $200. No shares were issued under the plan during the first quarter of 2014.

NOTE 8 — EMPLOYEE BENEFITS

The Corporation offers a Retirement Registered Saving Plan for all eligible employees in its Canadian operations. The Corporation matches each employee’s contributions up to a maximum of 10% of the employee’s base salary or until the Canada Revenue Agency annual limit is reached. For the three months ended March 31, 2014 and 2013, the Corporation expensed matching contributions totaling $110 and $93, respectively.

The Corporation offers a 401(k) Plan for all eligible employees in its United States operations that was established in the second quarter of 2013. The Corporation matches each employee’s contributions up to a maximum of 4% of the employee’s base salary. For the three months ended March 31, 2014, the Corporation expensed matching contributions totaling $36.

NOTE 9 — GEOGRAPHIC AND RELATED INFORMATION

The Corporation reports its contract services operations as a single reportable segment: Contract Seismic Services. The following table sets forth identifiable assets and revenues by region based on the location of the service provided:

	Identifiable Assets(1)
	(In Thousands)
	As of March 31,	As of December 31,
	2014	2013
North America	$49,643	$51,397
South America	16,008	16,412
Southeast Asia	1,949	2,287
Total	$67,600	$70,096
(1)	Identifiable assets include property and equipment, deferred tax assets, intangible assets and goodwill.

	Revenues
	(In Thousands)
	Three Months Ended March 31,
	2014	2013
North America	$31,599	$41,311
South America	55,313	31,559
Southeast Asia	750	11,896
Total	$87,662	$84,766

For the quarter ended March 31, 2014, there were four customers individually that exceeded 10% of the revenues, which aggregated 67% of the Corporation’s consolidated quarterly revenue. Customer D revenue was $18.0 million or 20% of total consolidated quarterly revenue, Customer E revenue was $15.0 million or 17% of total consolidated quarterly revenue, Customer F revenue was $14.8 million or 17% of total consolidated quarterly revenue, and Customer A revenue was $11.3 million or 13% of total consolidated quarterly revenue.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

For the quarter ended March 31, 2014, there were three countries that individually exceeded 20% of the revenues, which aggregated 79% of the Corporation’s consolidated quarterly revenue. Colombia accounted for $31.2 million or 36% of total consolidated quarterly revenue. Bolivia accounted for $20.5 million or 23% of total consolidated quarterly revenue. The United States accounted for $17.8 million or 20% of total consolidated quarterly revenue.

For the quarter ended March 31, 2013, there were three customers that individually exceeded 10% of the Corporation’s consolidated quarterly revenue, which aggregated 67% of the Corporation’s consolidated quarterly revenue. Customer A revenue was $31.5 million or 37% of total consolidated quarterly revenue, customer B revenue was $15.1 million or 18% of total consolidated quarterly revenue, and customer C revenue was $10.6 million or 13% of total consolidated quarterly revenue.

For the quarter ended March 31, 2013, there were two countries individually that exceeded 20% of the revenues, which aggregated 58% of the Corporation’s consolidated quarterly revenue. Canada accounted for $30.4 million or 36% of the Corporation’s consolidated quarterly revenue. Colombia accounted for $18.4 million or 22% of the Corporation’s consolidated quarterly revenue.

NOTE 10 — FINANCIAL INSTRUMENTS

The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis.

		Fair Value
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Notes payable to Former SAE stockholders as of March 31, 2014	$12,913	—	—	$12,913

Fair values of the notes payable to Former SAE stockholders are derived using the net present value of expected cash flow discounted using a rate based on yield curves for similar U.S. Dollar debt instruments adjusted for the specific terms of the notes payable to the Former SAE stockholders and other factors such as the Corporation’s own cost of capital in recent financing transactions. There were no significant changes to the inputs used as of March 31, 2014 compared to those used as of December 31, 2013. As of March 31, 2014, the face amount of the notes payable to Former SAE stockholders was $17,500 with a fair value of $12,913.

The following table summarizes the change in fair value of the notes payable to Former SAE stockholders for the respective periods:

Notes payable to Former SAE Stockholders
December 31, 2013	$12,406
Unrealized Loss	507
March 31, 2014	$12,913

The Corporation records its 2012 Credit Agreement at a carrying amount, net of discount, of $81,030 and $80,688, respectively, and estimated its fair value to be $78,839 and $78,721, respectively, as of March 31, 2014 and December 31, 2013, respectively. Fair values of the 2012 Credit Agreement are derived using the net present value of expected cash flow discounted based on using yield curves for similar U.S. Dollar debt instruments adjusted for the specific terms of the 2012 Credit Agreement and other factors such as the Corporation’s own cost of capital in recent financing transactions.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

At March 31, 2014, and December 31, 2013, the Corporation was in compliance with all covenants of the 2012 Credit Agreement. The Corporation notes that it had an obligation under the 2012 Credit Agreement to deliver annual audited consolidated financial statements within 90 days following the end of the Corporation’s fiscal year. The Corporation was not able to deliver such financial statements until the completion of its 2013 financial statement audit and the filing of the Corporation’s Form 10-K on April 3, 2014. The failure to timely deliver such financial statements resulted in a technical event of default under the 2012 Credit Agreement. The remedies provided to the lenders in the 2012 Credit Agreement for an event of default are only available if the event of default is continuing. The default ceased to be continuing upon delivery of the annual audited financials on April 3, 2014.

NOTE 11 — JOINT VENTURE

Effective November 19, 2012, an agreement was entered into between the Corporation and a village corporation in the north slope of Alaska (“Village Corp”) to form a separate legal entity (“Joint Venture”) for the purpose of performing contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the north slope of Alaska (onshore or offshore), for a period of five years. The Corporation and Village Corp’s percentage ownership interest in the Joint Venture are 49.0% and 51.0%, respectively, based on consideration provided of $490 and $510, respectively. The Joint Venture’s sole source of revenue is the Corporation. Based on the Corporation’s power to influence the significant business activities of the Joint Venture, it is determined to be the primary beneficiary and as such consolidates the Joint Venture in accordance with the variable interest entities subsection under ASC 810-10. The results of the Joint Venture are presented gross and all intercompany transactions are eliminated upon consolidation. For the periods ended March 31, 2014 and 2013, the Corporation recorded income of $0.8 million and $0, respectively. As of March 31, 2014 and December 31, 2013, the Corporation had accounts payable to Village Corp. of $0.8 million and less than $0.1 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes to those statements included in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please see the sections entitled “Forward-Looking Statements” in this Form 10-Q and the section entitled “Risk Factors” in our Form 10-K filed with the SEC on April 3, 2014.

Introduction

We are a geophysical services company offering a full range of seismic data acquisition services in North America, South America and Southeast Asia. We were initially formed on February 2, 2011 as a blank check company in order to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more business entities. On June 24, 2013, the Merger with Former SAE was consummated, at which time our business became the business of Former SAE.

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

How We Generate Revenues

We provide a full range of seismic data acquisition and infield processing services. We currently provide our services on only a proprietary basis to our customers and the seismic data acquired is owned by our customers once acquired.

The services we provide include the following:

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

In areas like South America and Papua New Guinea, logistical support needs to be in place to establish supply lines for remote jungle camps. To insure the quality of services delivered to these remote camps, we own 10 supply and personnel river boats to gain access to remote jungle areas. We also have five jungle camps and a series of 40 fly camps that act as advance camps from the main project camp. Each of these jungle base camps contains a full service medical facility complete with doctors and nurses in the remote chance we need to stabilize any potential injuries for medical transport. The camps are equipped with full meal kitchens held to high standards of cleanliness, sleeping and recreational quarters, power supply, communications links, air support, water purification systems, black water purification systems, offices, repair garages, fuel storage and many more support services.

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

Recording. We use equipment capable of collecting 2D, 3D, time-lapse 4D and multi-component seismic data. We utilize vibrator energy sources or explosives depending on the nature of the program. In addition, we have over 29,500 land and marine seismic channels and other equipment available through rental or long-term leasing sources. All of our systems record equivalent seismic information but vary in the manner by which seismic data is transferred to the central recording unit, as well as their operational flexibility and channel count expandability. We utilize 11,500 channels of Sercel 428/408 equipment, 6,000 channels of Fairfield Land Nodal equipment, 2,000 units of Fairfield Ocean Bottom Nodal equipment and 10,000 channels of Oyo GSR equipment.

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

In-field Processing. Our knowledgeable and experienced team provides our customers with superior quality field processing. Our quality control applications are appropriate for identifying and analyzing ambient noise, evaluating field parameters and supporting obstacle-recovery strategies. Using the latest hardware and software, our technical and field teams electronically manage customer data from the field to the processing office, minimizing time between field production and processing. For full seismic processing, we use software from a variety of global suppliers. All the steps employed in our basic processing sequence are tailored to the particular customer project and objectives. We implement strict quality control processes to meet or surpass industry-established standards. Currently, we do not acquire data for our own account or for future sale, maintain multi-customer data libraries or participate in oil and gas ventures. The results of a seismic survey conducted for a customer belong to that customer. All of our customers’ information is maintained in confidence.

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

For the three months ended March 31, 2014, our capital expenditures totaled $2.1 million. These capital expenditures consisted primarily of camp and drilling equipment purchases in Peru and Colombia in line with our focus on South American operations and a combination of mechanical equipment, computer equipment and electronics associated with our wireless strategy in Southeast Asia and North and South America.  Total capital investment for equipment in the three months ended March 31, 2013 was $1.7 million.

Focusing on worldwide oil and gas markets, we will continue to employ and expand our wireless equipment on a worldwide basis while maintaining the ability to provide services to the still existing cable markets. Our capital purchases have and will allow us to take advantage of all aspects of the geophysical exploration services market, ranging from land, marine and transition zone data acquisition; 2D, 3D, 4D and multi-component data acquisition; and use of different methods to acquire data such as using vibroseis (vibrating) and impulsive sources; as well as vertical seismic profiling and reservoir monitoring. Investments in expanding further into our South America and Southeast Asia markets will also focus upon surveying, drilling and base camp operations.

2014 First Quarter Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Highlights comparing the quarters ended March 31, 2014 to March 31, 2013:

•	Revenues from services increased to $87.7 million in 2014 compared to $84.8 million in 2013.

•	Gross margin decreased to 22.5% in 2014 from 23.6% in 2013.

•	Operating income was $10.0 million in 2014 compared to operating income of $12.2 million in 2013.

•	Net income of $0.7 million, or $0.05(1) per basic and diluted share in 2014, compared to net income of $5.9 million, or $0.93 per basic and $0.91 per diluted share, in 2013.

•	Modified EBITDA was $13.7 million in 2014 compared to $15.4 million for 2013.

•	Cash and cash equivalents totaled $13.4 million and working capital was $32.3 million compared to $21.4 million and $34.9 million, respectively, for 2013.

(1)

The weighted average number of basic and diluted shares of common stock increased by 7,827,795 and 8,413,557, respectively, as a result of the Merger, the Warrant Exchange and the issuance of common stock to our non-employee directors in the fourth quarter of 2013 under our 2013 Non-Employee Director Share Incentive Plan.

Revenues for the first quarter of 2014 increased by $2.9 million to $87.7 million from $84.8 million in 2013. Much of this revenue increase was due to major projects in South America partially offset by lower revenue in North America and Southeast Asia due to smaller projects.

Gross profit was $19.7 million, or 22.5% of revenues, compared to gross profit of $20.0 million, or 23.6% of revenues, in first quarter 2013. One of the main causes of the reduction of gross margin was the low level of seismic activity in Canada during the first quarter of 2014 which inflicted adverse pressure on margins for the period. Gross profit for the quarters ended March 31, 2014 and 2013 each included depreciation of $3.5 million. Excluding depreciation, gross margins for the quarters ended March 31, 2014 and 2013 were 26.5% and 27.7%, respectively.

Selling, general and administrative (“SG&A”) expenses were $9.4 million compared to $7.5 million in first quarter 2013, or an increase to 10.7% of revenues for the quarter ended March 31, 2014 from 8.8% for the quarter ended March 31, 2013. The primary cause of the increase in SG&A is the additional costs of being a public company. These additional costs include hiring additional accounting and financial staff, the fees and expenses related to making public filings during first quarter 2014, and the additional costs of outside consultants, attorneys and auditors to satisfy our increased obligations as a public company.

Total operating costs (direct operating expenses, selling, general and administrative expenses, depreciation and amortization, and loss on disposal of assets) increased by $5.1 million or 7.1% over the first quarter in 2013 principally because of the increase in direct operating expenses.

Depreciation for the first quarter of 2014 was consistent with the comparable prior year period. Approximately $3.5 million of depreciation expense was included in direct operating costs for each of the first quarters of 2014 and 2013.

Total other income and (expense) increased to an expense of $4.7 million for the first quarter of 2014 versus $4.0 million for the first quarter of 2013. This increase was due mainly to the change in the fair value of the notes payable to Former SAE stockholders, which was an unrealized loss of $0.5 million for the first quarter 2014. There was no comparable cost in the first quarter of 2013.

Interest expense, net, increased to $4.0 million for the first quarter of 2014 versus $3.4 million for the first quarter of 2013. This increase was as a result of the amortization of deferred financing costs related to our 2012 Credit Agreement and interest related to the notes payable to Former SAE stockholders.

In the first quarter of 2014, we experienced a foreign currency loss of $(0.3) million compared to a loss of $(0.5) million in the first quarter of 2013.

Change in fair value of notes payable to Former SAE stockholders in the first quarter of 2014 of $0.5 million represented unrealized loss on the change in the fair value of the notes payable to Former SAE stockholders.

Net income attributable to the Corporation for the first quarter 2014 was $0.7 million, or $0.05 per basic and diluted share, compared to net income of $5.9 million, or $0.93 per basic share and $0.91 per diluted share, in first quarter 2013. The decline in net income was due to a number of factors including:

•	Higher tax provision due to the impact of the valuation allowance recorded against the U.S. net deferred tax assets;
•	Higher SG&A expenses;
•	Unrealized loss on the change in the fair value of the notes payable to Former SAE stockholders; and
•	Higher interest expense in the first quarter 2014.

Weighted average diluted shares outstanding in the first quarter of 2014 rose to 14.9 million shares from 6.5 million shares in the first quarter of 2013, due primarily to the issuance of shares in the Merger in June 2013, the Warrant Exchange in February 2014 and the issuance of common stock to our non-employee directors in the fourth quarter of 2013 under our 2013 Non-Employee Director Share Incentive Plan.

Modified EBITDA was $13.7 million compared to $15.4 million in first quarter 2013. The decrease was due mainly to the factors discussed above.

At March 31, 2014, cash and cash equivalents totaled $13.4 million, working capital was $32.3 million, total debt net of unamortized discount was $93.9 million, and stockholders’ equity totaled $12.3 million.

2014 First Quarter Revenues by Region

The following table describes changes between the quarters ended March 31, 2014 and March 31, 2013 for revenues for the regions in which we provided services:

	Revenues
	(In thousands)
	Three Months Ended March 31,
	2014	2013
North America	$31,599	$41,311
South America	55,313	31,559
Southeast Asia	750	11,896
Total	$87,662	$84,766

North America: The decrease in revenues was due mainly to decreased revenues in Canada for the first quarter of 2014 resulting from an overall decline in seismic activity in Canada during the first quarter 2014 compared to the first quarter of 2013.

South America: The increase in revenues was due mainly to major projects in Bolivia and Colombia. There were no active projects in Bolivia in first quarter 2013. The increases in Bolivia and Colombia were partially offset by a decrease in Peru due to smaller projects in the first quarter of 2014 compared to the first quarter of 2013.

Southeast Asia: The decrease in revenue for Southeast Asia was due primarily to Papua New Guinea, which had a major project during the first quarter of 2013 compared to no activity in the first quarter of 2014.

Liquidity and Capital Resources

Cash Flows.   Cash used in operations for the first quarter of 2014 was $(1.4) million, compared to cash provided by operations of $8.6 million for the first quarter of 2013, a decrease of $(10.0) million. Net income for the first quarter of 2013 was $5.9 million, while for the first quarter of 2014, net income was $1.5 million. Changes in operating assets and liabilities were cash uses of $(8.6) million in first quarter of 2014 and cash uses of $(2.3) million in first quarter of 2013.

Working Capital.   Working capital as of March 31, 2014 was $32.3 million compared to $27.1 million as of December 31, 2013. The increase in working capital in the first quarter of 2014 was principally the result of an increase in accounts receivable of $33.2 million partially offset by an increase in accounts payable of $18.9 million.

Capital Expenditures.  Capital expenditures for the first quarter of 2014 were $2.1 million compared to $1.7 million for the same period in 2013. Capital expenditures for fiscal year 2014 are expected to be at or under $15.0 million. In accordance with our 2012 Credit Agreement, capital expenditures for 2014 are limited to $18.0 million.

Financing. In connection with the Merger, we became subject to Former SAE’s 2012 Credit Agreement. The 2012 Credit Agreement interest rate is 13.5%, of which 2.5% may be paid-in-kind (“PIK”), at our election, by adding interest back to the principal amount under the 2012 Credit Agreement. Our management exercised the PIK option in 2013 and first quarter of 2014 and currently intends to continue to do so. At March 31, 2014 and December 31, 2013, we had cumulative PIK interest obligations of $2,547 and $2,040, respectively. Repayment of the 2012 Credit Agreement began on December 31, 2012, with a payment of $100,000, and additional principal payments of $200,000 are due at the end of every calendar quarter through September 30, 2016, with the remaining balance due on November 28, 2016. The 2012 Credit Agreement provides for certain prepayment penalties if we prepay any portion of the outstanding principal balance prior to its due date that decline over the term of the agreement.

We may borrow up to an additional $20 million under the 2012 Credit Agreement on the same terms as our current loan amount, including the effective interest rate, provided that, at the time of our request, no default exists and certain conditions are satisfied. Those conditions include the consent of the lenders that agree to provide such additional loan amounts and our compliance on a pro forma basis with certain financial ratio tests.

At March 31, 2014, and December 31, 2013, we were in compliance with all covenants and had $81.4 million and $81.1 million, respectively, outstanding under the 2012 Credit Agreement. We note that we had an obligation under our 2012 Credit Agreement to deliver annual audited consolidated financial statements within 90 days following the end of our fiscal year. We were not able to deliver such financial statements until the completion of our 2013 financial statement audit and the filing of our Annual Report on Form 10-K on April 3, 2014. The failure to timely deliver such financial statements resulted in a technical event of default under our 2012 Credit Agreement. The remedies provided to the lenders in the 2012 Credit Agreement for an event of default are only available if the event of default is continuing. The default ceased to be continuing upon delivery of our annual audited financials on April 3, 2014.

At the Closing of the Merger, we issued a promissory note in the principal amount of $17.5 million to CLCH, as a representative of the Former SAE stockholders, as Merger consideration to the Former SAE stockholders. The note is unsecured, is subordinate to the borrowings outstanding under the 2012 Credit Agreement, carries an annual interest rate of 10% and is due and payable in full on June 24, 2023. Interest payments are due semi-annually under the note, subject to certain restrictions under the 2012 Credit Agreement. In the third quarter of 2013, CLCH, Seismic Management Holdings Inc. and Brent Whiteley agreed to allow us to withhold the interest payments payable to them under the note in respect of their individual interests as stockholders of Former SAE until such payments are permitted to be made under the 2012 Credit Agreement, which is expected to be in the fourth quarter of 2014.

Additional financing is not anticipated, nor is it permitted under the 2012 Credit Agreement other than with respect to our ability to borrow additional amounts under the 2012 Credit Agreement as described above if we satisfy the conditions. As a result, financing activities in 2014 are currently restricted to the planned principal payments of $0.2 million per quarter and the payment of current debt, capital leases, and other items.

Use of EBITDA (Non-GAAP measure) as a Performance Measure

We use a modified form of EBITDA to measure period over period performance. Modified EBITDA is defined as net income plus interest expense, less interest income, plus unrealized loss on change in fair value of notes payable to Former SAE stockholders, plus income taxes, plus depreciation and amortization, plus non-recurring major expenses outside of operations. Our management uses modified EBITDA as a supplemental financial measure to assess:

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

The computation of our modified EBITDA (a non-GAAP measure) from net income, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended March 31,
	2014		2013
Net income	$1,484		$5,862
Depreciation, amortization, and amortization of loan issuance costs	4,604		4,395
Interest expense, net	3,279	(1)	2,765	(1)
Unrealized loss on change in fair value of notes payable to Former SAE stockholders	507		—
Provision for income taxes	3,812		2,365
Modified EBITDA	$13,686		$15,387

(1)	Excludes $751 and $620 of amortization of loan issuance costs which are included in depreciation and amortization in the three months periods ended March 31, 2014 and 2013, respectively.

A reconciliation of modified EBITDA to net cash (used in) provided by operating activities and the three components of cash flows are provided in the table below (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Modified EBITDA	$13,686	$15,387
Adjustments to modified EBITDA which were not adjustments to net cash (used in) provided by operating activities:
Interest (expense) income, net	(3,279) (1)	(2,765	)(1)
Unrealized loss on change in fair value of notes payable to Former SAE stockholders	(507)	—
Income tax (expense)	(3,812)	(2,365)
Adjustments to net cash (used in) provided by operating activities which were not adjustments to modified EBITDA:
Deferred income taxes	108	(5)
Changes in operating assets and liabilities	(8,638)	(2,337)
Unrealized loss on change in fair value of notes payable to Former SAE stockholders	507	—
Payment-in-kind interest	507	488
Share-based compensation	—	57
Unrealized loss on change in fair value of warrants	—	49
Loss on disposal of property and equipment	22	61
Net cash (used in) provided by operating activities	$(1,406)	$8,570
Net cash (used in) provided by investing activities	$(2,215)	$(1,749)
Net cash (used in) provided by financing activities	$(423)	$(508)

(1)	Excludes $751 and $620 of amortization of loan issuance costs which are included in depreciation and amortization in the three months periods ended March 31, 2014 and 2013, respectively.

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of critical accounting policies see the section entitled “SAE’s Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for fiscal year ended December 31, 2013 filed with the SEC on April 3, 2014.

Off-Balance Sheet Arrangements

Our policies regarding off-balance sheet arrangements as of and for the three months ended March 31, 2014 are consistent with those in place during as of and for the year ended December 31, 2013. We did not have any off-balance sheet arrangements as of March 31, 2014 or December 31, 2013.

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

You should refer to our other periodic and current reports filed with the SEC and the risk factors from our Annual Report on Form 10-K filed with the SEC on April 3, 2014, for specific risks which would cause actual results to be significantly different from those expressed or implied by any of our forward-looking statements. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, readers of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 4.         CONTROLS AND PROCEDURES

(a)	Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the quarter ended March 31, 2014.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered that, while we did not identify any material internal control weaknesses or significant deficiencies during the first quarter of 2014, our internal controls and procedures are still being developed, reviewed and tested by management. As discussed below, we are now actively preparing for full compliance with the requirements of Item 308 of Regulation S-K relating to internal control over financial reporting for our annual report for the 2014 fiscal year. Nonetheless, in the process of preparing our audited financial statements for the year ended December 31, 2013, we determined that certain material weaknesses, as discussed below in “Internal Control Over Financial Reporting”, remained or had been identified.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the first quarter of 2014, that certain material weaknesses and significant deficiencies were identified in 2013, and that we are still developing, reviewing and testing our internal controls and procedures, our management believes that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

(b)          Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As noted above, we are now actively preparing for full compliance with the requirements of Item 308 of Regulation S-K relating to internal control over financial reporting for our 2014 annual report on Form 10-K. Before June 24, 2013, however, we were a blank check company with no business operations, and no operating assets other than cash held in a trust account pending the consummation of a business combination.

Substantially all of the internal control over financial reporting that existed prior to June 24, 2013 relating to us no longer exists and has been replaced by the internal control over financial reporting of the Former SAE, our operating subsidiary, which we acquired in our Merger on that date. Prior to June 24, 2013, Former SAE was a private company that was not required to prepare an annual report on Form 10-K and therefore its management had no reason to make an assessment of internal control over financial reporting.

We did not identify any new material internal control weaknesses or significant deficiencies during the period covered by this report. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

During 2013, however, we did identify some material internal control weaknesses and significant deficiencies. During an audit of Former SAE’s 2010 financials conducted in 2013 for purposes of preparing financial statements for the Merger and becoming a public company, Former SAE identified past accounting errors as a result of material internal control weaknesses, which resulted in the restatement of its previously issued financial statements for 2011 and 2010. We and our independent registered public accounting firm identified a material weakness in internal control over financial reporting related to these items which required adjustment, specifically: (i) the accounting for revenue recognition, (ii) elimination of inter-company activity and accounting for transactions denominated in foreign currencies, and (iii) accounting for the presentation of income taxes. Similar material weaknesses were identified in our 2011 and 2012 audits.

We were unable to timely file our Form 10-Q for the second quarter of 2013 due to the overstatement of certain accruals for expenses as a result of errors in the accounting for liabilities of Former SAE’s operations in Papua New Guinea for the quarter ended March 31, 2013, and the complications of accounting for the Merger with Former SAE in the second quarter of 2013.

During the preparation of our financial statements as of and for the year ended December 31, 2013, we identified errors in accounting relating to the second and third quarters of 2013. The Former SAE restricted stock was vested on an accelerated basis prior to the Merger; however, we failed to record the associated expense in the second quarter of 2013 when the vesting occurred. We also identified an accounting error relating to our improper capitalization of certain work-in-progress expenses in Colombia and Peru, which led to an overstatement of the current asset "Deferred costs on contracts" relating to certain expenses that were incorrectly deferred but should have been expensed in Colombia in the second and third quarters of 2013 and in Peru in the third quarter of 2013. As a result, we restated our second quarter and third quarter financial statements. These circumstances indicate that we continue to have material weaknesses in accounting for complex transactions, particularly those relating to the accounting for the Merger and for intercompany transactions, in preparing and reviewing tax provisions relating to our multi-jurisdictional business, and in reviewing and characterizing our end of period revenue cut-off. Further, we have identified individuals within our organization that were granted inappropriate system administrator access to our information system, which led to a material weakness.

During 2012 and 2013, Former SAE and we have taken, and in 2014 we have and will continue to take, substantial steps to improve and fortify our internal controls, to fill out our accounting and financial staffing to ensure that we are able to timely file our periodic reports, and to address the remaining material weaknesses. Since the Merger, the chairman of the audit committee of our board of directors has been working closely with our executive management team to review the material weaknesses and to accelerate the necessary remedial actions.

To address the material weaknesses, we believe we needed and continue to need to add to our accounting, finance and tax staff to address the complex transactions, and complicated tax accounting issues.

During the third quarter of 2013, we created a number of new accounting, finance and tax positions, including a manager of internal audit, a manager for financial reporting and a tax director. In that quarter, we also shifted supervision of the accounting for the Papua New Guinea and Southeast Asian division to our office in Calgary, Alberta where we have what we believe is a more highly qualified accounting staff. During the third and fourth quarters of 2013, we took steps to improve and fortify the accounting staff in our foreign offices to include controllers that are more experienced and more familiar with the reporting requirements of a public company. As related to our internal procedures regarding management’s supervision of financial reporting, our executive management implemented in the third quarter weekly, monthly, and quarterly calls with all regional operations management and financial controllers to review the operations and financial results for the applicable period, and it remains in regular contact on any questions or issues that may arise regarding financial reporting. In the first quarter of 2014, we also determined to add a chief accounting officer with greater international oil and gas service industry skills to address the complexity of accounting for our business. We anticipate hiring this person no later than second quarter of 2014. Further, we are in the process of reviewing the individuals within our organization with system administrator access to our information systems to ensure only appropriate individuals have access.

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

Notwithstanding the material weaknesses, and accounting errors discussed above, and the fact we are still developing, reviewing and testing our internal controls and procedures, our management, based upon the substantive work performed during the financial reporting process, believes that our unaudited consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

Our board of directors has scheduled our 2014 annual meeting of stockholders for Thursday, July 17, 2014, at a time and place to be determined and specified in the notice of meeting. The meeting date has changed from the date set forth in the proxy statement for our special meeting in lieu of annual meeting of stockholders held last year on June 21, 2013. In accordance with our amended and restated bylaws, the deadline for notice of stockholder proposals or stockholder director nominations to be presented for consideration at the 2014 annual meeting has been extended to May 19, 2014. If you are a stockholder and you want to present a matter of business to be considered at the 2014 annual meeting or nominate a director for election at the meeting, you must give notice in writing to our corporate secretary at 1160 Dairy Ashford, Suite 160, Houston, Texas 77079 before that date.

The date of the 2014 annual meeting has not changed by more than 30 days from the one-year anniversary of the 2013 meeting and, as a result, the deadline for stockholders to submit proposals for inclusion in our proxy statement for the 2014 annual meeting of stockholders, which was February 21, 2014, has not changed.

ITEM 6.	EXHIBITS

Exhibits

See the Exhibit Index attached hereto and incorporated herein by reference for a list of the exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAExploration Holdings, Inc.
(Registrant)

By:	/s/ Brent Whiteley
Brent Whiteley Chief Financial Officer, General Counsel and Secretary (Duly Authorized Officer and Principal Financial Officer)

Date: May 9, 2014

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date

2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the SAExploration Holdings, Inc. formerly named Trio Merger Corp. (“the Registrant”), Trio Merger Sub, Inc., the entity formerly named SAExploration Holdings, Inc. (“Former SAE”) and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Registrant, Trio Merger Sub, Inc., Former SAE and CLCH, LLC.	By Reference	8-K	May 28, 2013

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	June 28, 2013

3.2	Amended and Restated Bylaws.	By Reference	8-K	June 28, 2013

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Specimen Warrant Certificate.	By Reference	8-K	June 28, 2013

4.3	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.4	Amendment to Warrant Agreement dated June 24, 2013, by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	June 28, 2013

4.5	Form of Amended and Restated Convertible Promissory Notes issued to Eric S. Rosenfeld and David D. Sgro.	By Reference	8-K	October 17, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text*	Herewith

________________________

(*) Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

