Form 10-Q
period 2014-06-30
SAExploration Holdings, Inc.
filed 2014-08-08
CIK 1514732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

YES ☐      NO ☒

Number of shares of Common Stock, $0.0001 par value, outstanding as of August 6, 2014: 14,870,549

(Exhibit Index Located on Page 30)

SAEXPLORATION HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2014

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAExploration Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2014 and December 31, 2013
(In thousands, except share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,363	$17,351
Restricted cash	628	638
Accounts receivable, net of allowance for doubtful accounts of $0 and $254, respectively	71,380	40,928
Deferred costs on contracts	12,415	3,190
Prepaid expenses	9,415	4,619
Deferred tax asset	1,324	1,371
Total current assets	108,525	68,097
Property and equipment, net	61,233	64,572
Intangible assets, net	1,205	1,260
Goodwill	2,157	2,150
Deferred loan issuance costs, net	8,885	9,115
Deferred tax asset, net	745	743
Other assets	175	13
Total assets	$182,925	$145,950
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,199	$16,511
Accrued liabilities	9,524	3,124
Income and other taxes payable	5,847	7,073
Accrued payroll liabilities	10,104	4,497
Notes payable – current portion	800	800
Notes payable to related parties	—	500
Deferred revenue	6,427	7,927
Deferred tax liabilities – current portion	69	69
Capital lease – current portion	353	485
Total current liabilities	69,323	40,986
Long-term portion of notes payable, net	80,584	79,888
Long-term portion of notes payable to Former SAE stockholders, at fair value	17,500	12,406
Long-term portion of capital leases	491	618
Other long-term liabilities	14	—
Deferred tax liabilities	1,117	1,114
Total liabilities	169,029	135,012
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares outstanding	—	—
Common stock, $0.0001 par value, 55,000,000 shares authorized, and 14,870,549 and 13,428,736 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	27,985	27,485
Accumulated deficit	(13,959)	(14,511)
Accumulated other comprehensive loss	(1,870)	(2,083)
Total stockholders’ equity attributable to the Corporation	12,158	10,893
Non-controlling interest	1,738	45
Total stockholders’ equity	13,896	10,938
Total liabilities and stockholders’ equity	$182,925	$145,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue from services	$103,141	$42,380	$190,803	$127,146
Direct operating expenses, excluding depreciation expense	81,326	29,270	145,754	90,528
Depreciation expense included in direct operating expenses	3,434	3,426	6,960	6,936
Gross profit	18,381	9,684	38,089	29,682
Selling, general and administrative expenses	9,956	6,127	19,336	13,593
Merger costs	—	583	—	583
Depreciation and amortization	259	257	586	522
Loss on disposal/sale of assets	266	42	288	103
Income from operations	7,900	2,675	17,879	14,881
Other income (expense):
Change in fair value of notes payable to Former SAE stockholders	(4,587)	—	(5,094)	—
Interest expense, net	(4,141)	(3,427)	(8,171)	(6,812)
Foreign exchange gain (loss), net	494	(842)	200	(1,299)
Other, net	545	(1,308)	693	(1,445)
Total other expense, net	(7,689)	(5,577)	(12,372)	(9,556)
Income (loss) before income taxes	211	(2,902)	5,507	5,325
Provision (benefit) for income taxes	(550)	(1,583)	3,262	782
Net income (loss)	$761	$(1,319)	$2,245	$4,543
Less: income attributable to non-controlling interest	907	—	1,693	—
Net income (loss) attributable to the Corporation	$(146)	$(1,319)	$552	$4,543
Basic and diluted (loss) income per common shares
Weighted average shares outstanding –basic	14,870,549	6,782,515	14,512,088	6,553,454
Income (loss) per share – basic	(0.01)	(0.19)	0.04	0.69
Weighted average shares outstanding – diluted	14,870,549	6,782,515	14,870,549	6,684,118
Income (loss) per share – diluted	$(0.01)	$(0.19)	$0.04	$0.68

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$761	$(1,319)	$2,245	$4,543
Other items of comprehensive income (loss), foreign currency translation	839	(1,587)	213	(2,290)
Total comprehensive income (loss)	$1,600	$(2,906)	$2,458	$2,253
Less: Comprehensive income attributable to non-controlling interest	907	—	1,693	—
Comprehensive income (loss) attributable to the Corporation	$693	$(2,906)	$765	$2,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Corporation’s Number of Common Shares Issued and Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Total Corporation stockholders’ equity	Non- controlling interest	Total stockholders’ equity
Balance at January 1, 2014	13,428,736	$2	$27,485	$(14,511)	$(2,083)	$10,893	$45	$10,938
Conversion - Notes Payable	—	—	500	—	—	500	—	500
Warrant exchange for common shares	1,441,813	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	213	213	—	213
Net income	—	—	—	552	—	552	1,693	2,245
Balance at June 30, 2014	14,870,549	$2	$27,985	$(13,959)	$(1,870)	$12,158	$1,738	$13,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(In thousands)

	2014	2013
Operating activities:
Net income attributable to Corporation	$552	$4,543
Net income attributable to non-controlling interest	1,693	—
Net income	2,245	4,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,546	7,458
Amortization of loan costs and debt discounts	1,502	1,092
Payment in kind interest	1,022	995
Deferred income taxes	48	66
Loss on disposal/sale of property and equipment	288	103
Unrealized change in the fair value of warrants	—	49
Change in the fair value of notes payable to Former SAE stockholders	5,094	—
Share-based compensation	—	1,100
Changes in operating assets and liabilities
Accounts receivable	(30,452)	(10,393)
Restricted cash	10	3,403
Prepaid expenses	(4,796)	1,107
Deferred costs on contracts	(9,225)	4,307
Accounts payable	19,608	(3,918)
Accrued liabilities	6,400	(1,369)
Accrued payroll	5,607	(373)
Deferred revenues	(1,486)	(282)
Income and other taxes payable	(1,226)	(5,479)
Other, net	(1,357)	(690)
Net cash provided by operating activities	828	1,719
Investing activities:
Purchase of property and equipment	(4,406)	(2,688)
Proceeds from sale of property and equipment	72	—
Net cash (used in) provided by investing activities	(4,334)	(2,688)
Financing activities:
Net proceeds from Merger	—	35,277
Repayments of notes payable	(400)	(400)
Payment of debt issuance costs	—	(1,500)
Merger costs	—	(5,027)
Repayments of advances from related parties	—	(53)
Repayments of capital lease obligations	(299)	(433)
Dividend payments on Former SAE common shares	—	(8,731)
Dividend payments on Former SAE preferred shares	—	(5,084)
Net cash (used in) provided by financing activities	(699)	14,049
Effects of exchange rate changes on cash and cash equivalents	217	(280)
Net change in cash and cash equivalents	(3,988)	12,800
Cash and cash equivalents at the beginning of period	17,351	15,721
Cash and cash equivalents at the end of period	$13,363	$28,521
Supplemental disclosures of cash flow information:
Interest paid	$4,619	$4,984
Income taxes paid	$648	$3,299
Non-cash investing and financing activities:
Dividends accrued but unpaid on Former SAE common shares	$—	$1,269
Dividends accrued but unpaid on Former SAE preferred shares	$—	$1,072
Capital assets acquired under capital lease	$131	$98
Capital assets acquired included in accounts payable	$80	$45

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

SAExploration Holdings, Inc. and its subsidiaries (collectively, the “Corporation”) is an internationally-focused oilfield services company offering a full range of vertically-integrated seismic data acquisition and logistical support services in Alaska, Canada, South America, Southeast Asia and Africa to its customers in the oil and natural gas industry. In addition to the acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data on land, in transition zones and offshore in depths of up to 5,000 feet, the Corporation offers a full-suite of logistical support and in-field processing services. The Corporation operates crews around the world that are supported by its over 29,500 owned land and marine channels of seismic data acquisition equipment and other leased equipment as needed to complete particular projects. Seismic data is used by its customers, including major integrated oil companies, national oil companies and large international independent oil and gas exploration and production companies, to identify and analyze drilling prospects and maximize successful drilling. The results of the seismic surveys the Corporation conducts belong to its customers and are proprietary in nature; the Corporation does not acquire data for its own account or for future sale or maintain multi-client data libraries.

The Corporation specializes in the acquisition of seismic data in logistically complex and challenging environments and delicate ecosystems, including jungle, mountain, arctic and subaquatic terrains. The Corporation has extensive experience in deploying personnel and equipment in remote locations, while maintaining a strong quality, health, safety and environmental (“QHSE”) track record and building positive community relations in the locations where it operates. The Corporation employs highly specialized crews made up of personnel with the training and skills required to prepare for and execute each project and, over time, trains and employs large numbers of people from the local communities where it conducts its surveys. Its personnel are equipped with the technology necessary to meet the specific needs of the particular project and to manage the challenges presented by sensitive environments.

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

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of the Corporation and its wholly-owned subsidiaries as well as a variable interest entity in which the Corporation is the primary beneficiary, have been prepared in accordance with Securities and Exchange Commission (“SEC”) and U.S. GAAP requirements. All monetary values set forth in these financial statements are in U.S. dollars ("$"). These accompanying consolidated financial statements have been retrospectively adjusted to present the financial position and results of operations of Former SAE as if the Merger had been effective as of the beginning of the earliest period presented. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements of the Corporation have been prepared on the accrual basis of accounting in accordance with U.S. GAAP. Further, in accordance with U.S. GAAP for interim financial information, certain financial information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2013 filed by the Corporation with the SEC on April 3, 2014. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Corporation’s financial position as of June 30, 2014 and December 31, 2013, the results of operations for the three and six months periods ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Corporation from the information provided in Note 3 of the Notes to Consolidated Financial Statements in the Corporation’s 2013 Annual Report on Form 10-K filed with the SEC on April 3, 2014.

NOTE 2 — EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands, expect per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss) attributable to the Corporation	$(146)	$(1,319)	$552	$4,543
Weighted average shares outstanding –basic	14,870,549	6,782,515	14,512,088	6,553,454
Income (loss) per share – basic	(0.01)	(0.19)	0.04	0.69
Weighted average shares outstanding – diluted	14,870,549	6,782,515	14,870,549	6,684,118
Income (loss) per share – diluted	$(0.01)	$(0.19)	$0.04	$0.68

Net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Prior to the Merger on June 24, 2013, the Corporation had not considered the effect of warrants to purchase 14,000,000 shares of common stock or 1,000,000 warrants issuable upon conversion of notes payable to two of its stockholders in the calculation of diluted income per share, since the exercise of the warrants were then contingent upon the occurrence of future events. On February 7, 2014 a total of 14,418,193 warrants were tendered and accepted for exchange in the Corporation’s Warrant Exchange described in Note 7. On February 14, 2014, the Corporation issued 1,441,813 shares of common stock and paid a total of $.05 cash in lieu of fractional shares in exchange for such tendered warrants. Additionally, the contingent consideration associated with the Merger Agreement will not be included in the calculation of earnings per share until or if the related targets are obtained. The remaining 581,807 warrants to purchase shares of common stock have been excluded from the calculation of dilutive net income per share as the exercise price of the warrants of $12.00 was higher than the price at closing on June 30, 2014 of the common stock of $8.46. As a result of Warrant Exchange for period ended June 30, 2014 all outstanding warrants were treated as fully diluted.

For the three months ended June 30, 2013, the 126,233 shares attributable to the warrants of Former SAE, which were convertible into its common stock as a result of the Merger, were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. For the six months ended June 30, 2013, weighted average shares outstanding –diluted is computed by adding 130,644 shares to weighted average shares outstanding–basic to give effect to the dilution attributable to the warrants of Former SAE which were convertible into its common stock as a result of the Merger.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at June 30, 2014 and December 31, 2013:

	Estimated Useful Life	June 30, 2014	December 31, 2013
Field operating equipment	3 – 10 years	$88,241	$85,990
Vehicles	3 – 5 years	4,989	3,550
Leasehold improvements	2 – 5 years	513	455
Software	3 – 5 years	1,147	1,122
Computer equipment	3 – 5 years	4,576	4,358
Office equipment	3 – 5 years	1,098	968
		100,564	96,443
Less: Accumulated depreciation and amortization		(39,331)	(31,871)
Total		$61,233	$64,572

The Corporation reviews the useful life and residual values of property and equipment on an ongoing basis considering the effect of events or changes in circumstances.

Total depreciation and amortization expense for the three months ended June 30, 2014 and 2013 was $3,693 and $3,683, respectively, of which $3,434 and $3,426, related to direct operating expenses and $259 and $257, was overhead depreciation and amortization. For the six months ended June 30, 2014 and 2013, total depreciation and amortization expense was $7,546 and $7,458, respectively, of which $6,960 and $6,936, was related to direct operating expenses and $586 and $522, was overhead depreciation and amortization.

NOTE 4 — NOTES PAYABLE

Notes payable at June 30, 2014 and December 31, 2013 consist of the following:

	2014	2013
Amount outstanding under 2012 Credit Agreement	$81,759	$81,137
Unamortized loan discount	(375)	(449)
Net note payable	81,384	80,688
Less current portion of note payable	(800)	(800)
Long-term portion of note payable	80,584	79,888

Notes payable to Former SAE stockholders – at fair value	17,500	12,406
Notes payables to related parties	—	500
Total notes payable to related parties	17,500	12,906
Total notes payable, excluding current portion of note payable	$98,084	$92,794

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

2012 Credit Agreement

On November 28, 2012, Former SAE entered into a four year term Credit Agreement for $80,000 (as amended, the “2012 Credit Agreement”). The 2012 Credit Agreement was collateralized by all the assets of Former SAE. The Corporation joined the 2012 Credit Agreement, in the same capacity as Former SAE, in connection with the consummation of the Merger, and Merger Sub, as the surviving entity in the Merger, succeeded to the obligations of Former SAE.

The 2012 Credit Agreement had requirements for principal payments of $200, plus 0.25% of any additional amounts borrowed under the 2012 Credit Agreement, per quarter until the note is due, at which time the entire outstanding principal balance was required to be repaid. The interest rate on borrowings under the 2012 Credit Agreement is 13.5%. The Corporation could elect to pay up to 2.5% of the interest as a payment-in-kind (“PIK”); the PIK amount of interest is added to the balance of the note. For the three and six months ended June 30, 2014, the Corporation elected to exercise the PIK option and $515 and $1,022, respectively, were expensed to interest and added to the balance of the note.

Notes payable to Former SAE stockholders

The Corporation issued a promissory note to CLCH, as a representative of the Former SAE stockholders, at the Closing on June 24, 2013, as Merger consideration to the Former SAE stockholders with a stated amount of $17,500. At issuance, the Corporation elected the fair value option for recording the note on a recurring basis. The fair value as of June 24, 2013 was $11,775. The Corporation determined that the net present value approach would be the best method to estimate the fair value. In calculating the net present value, the Corporation used the average yield for similar instruments to determine the discount rate. As of June 24, 2013, the discount rate was determined to be 17.6%. Any change in the fair value of the note is recorded on the statements of operations as a change in fair value of notes payable to Former SAE stockholders. As of June 30, 2014, the fair values of the notes payable to Former SAE stockholders were derived using a probability weighted approach based upon the risk of the refinancing discussed in the Note 11. Based on the available information as of June 30, 2014, the refinancing was expected to close on July 2, 2014 subject to customary closing conditions. As a result, the Corporation determined that the payoff amount represented the fair value as of June 30, 2014. The total change in the fair value of the Former SAE stockholders’ notes for the first six months ended June 30, 2014 was $5,094. All amounts outstanding under the notes payable to Former SAE stockholders were repaid on July 2, 2014 from the proceeds of the issuance of the senior secured notes, and the promissory note was terminated.

In October 2013, CLCH, Seismic Management Holdings Inc. and Brent Whiteley entered into a waiver agreement with the Corporation, pursuant to which they agreed to allow the withholding of the interest payments payable to them in respect of their individual interests under the notes payable to Former SAE stockholders issued in connection with the Merger, until such payments were permitted to be made under the 2012 Credit Agreement. The Corporation accrued $1,321 and $686 of such interest payments for the first half of 2014 and the year ended December 31, 2013, respectively, related to the withholding of these payments.

Notes payables to related parties

At December 31, 2013, the Corporation had outstanding convertible promissory notes issued to Eric S. Rosenfeld and David D. Sgro, who are directors and founding stockholders of the Corporation, with aggregate principal amounts of $300 and $200, respectively. These $500 related party notes were initially convertible into 1,000,000 warrants with an exercise price of $12 per share. The principal balance of the Notes was convertible, at the holder’s option, to warrants at a price of $0.50 per warrant, or up to an aggregate of 1,000,000 warrants (the “Convertible Debt Warrants”). The Corporation recorded these notes payable at a combined carrying amount of $500 and estimated their combined fair value to be $886 as of December 31, 2013. On January 8, 2014, Eric S. Rosenfeld and David D. Sgro, elected to convert these promissory notes in the aggregate principal amounts of $300 and $200, respectively, into Convertible Debt Warrants to exchange for an aggregate of 60,000 shares and 40,000 shares, respectively, of the Corporation’s common stock, par value $0.0001 per share. This transaction resulted in no gain or loss as the conversion feature was in the original convertible promissory notes agreements. Messrs. Rosenfeld and Sgro each exchanged such Convertible Debt Warrants for common stock, at a ratio of ten warrants for one share, in the Corporation’s Warrant Exchange described in Note 7.

Senior Secured Notes due 2019

On July 2, 2014, the Corporation issued $150,000 of 10% senior secured notes due 2019 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. A portion of the proceeds of the senior secured notes were used to repay the amounts outstanding under the 2012 Credit Agreement and the notes payable to Former SAE stockholders. See the discussion of the senior secured notes in Note 11, Subsequent Events.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 5 — INCOME TAXES

Income before income taxes attributable to U.S. (including its foreign branches) and foreign operations, tax provision, and effective tax rate for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pre-tax (loss) income - U.S.	$3,259	$(3,012)	$7,648	$(3,428)
Pre-tax (loss) income - Foreign	(3,048)	110	(2,141)	8,753
Total	$211	$(2,902)	$5,507	$5,325
Tax (benefit) provision	$(550)	$(1,583)	$3,262	$782
Effective tax rate	-261%	55%	59%	15%

The Corporation’s income tax provision increased $1,033 and $2,480 for the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013, respectively, primarily due to the impact of the valuation allowance recorded against the U.S. net deferred tax assets. While there was consolidated pre-tax U.S. income for the three and six months ended June 30, 2014 attributable primarily to its branches in Latin America, the offsetting of U.S. sourced taxable losses against the branches’ foreign sourced income did not allow the Corporation to fully benefit from the foreign tax credits generated in the three and six months ended June 30, 2014.

The Corporation believes that without positive evidence, it is more likely than not that the benefit from certain net operating losses (“NOL”) carryforwards and foreign tax credits may not be realized. In recognition of this risk, the Corporation has maintained a full valuation allowance for the deferred tax assets relating to these NOL carryforwards and foreign tax credits, which has caused the unusually high effective tax rate.

NOTE 6 — FORMER SAE CONVERTIBLE PREFERRED STOCK

Prior to the Merger, holders of Series A Convertible Preferred Stock of Former SAE were entitled to receive cumulative dividends at the rate of 10.5% per annum on the face value of the Preferred Stock, which were payable monthly. The distributions to holders of Former SAE Preferred Stock were required to be paid prior to any distributions to the other shares in Former SAE and the shares of Preferred Stock had limited voting rights. The total face value of the Preferred Stock in the Former SAE was $1.00 per share, or $5,000 in aggregate. The Former SAE Preferred Stock was retired as a result of the Merger on June 24, 2013, but not all dividends were paid. As of June 30, 2014 and 2013, the Corporation had $1,072 in accrued unpaid dividends for Former SAE Preferred Stock.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Corporation is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights, and preferences as may be determined from time to time by the Corporation’s Board of Directors. As of June 30, 2014, there were no shares of preferred stock issued or outstanding.

Common Stock

The Corporation is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2014, a total of 14,870,549 shares were issued and outstanding.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

Warrants

On January 7, 2014, the Corporation commenced an offer to exchange warrants for up to 1,500,000 shares of its common stock (the “Warrant Exchange”). Each warrant holder had the opportunity to receive one share of the Corporation’s common stock in exchange for every ten outstanding warrants tendered by the holder and exchanged pursuant to the Warrant Exchange. In lieu of issuing fractional shares of common stock, the Corporation paid cash to each holder of warrants who would otherwise have been entitled to receive fractional shares. On February 14, 2014, the Corporation issued 1,441,813 shares and paid a total of $.05 cash in lieu of fractional shares in exchange for 14,418,193 warrants tendered in the Warrant Exchange. The Warrant Exchange was accounted for as a capital transaction involving an exchange of equity with no recognition of gain or loss. New shares of common stock were issued and the par value amount associated with that common stock of $.14 was added to additional paid in capital. The following table shows the roll forward of total public and private warrants for December 31, 2013 to June 30, 2014:

Total warrants outstanding at December 31, 2013	15,000,000
Less: warrants converted to common shares	(14,418,193	)(1)
Total warrants outstanding at June 30, 2014	581,807

_____________

(1) Includes conversion of the Convertible Debt Warrants.

Conversion of Convertible Notes

On January 8, 2014, Eric S. Rosenfeld and David D. Sgro, two of the Corporation’s current directors, elected to convert promissory notes in the aggregate principal amounts of $300 and $200, respectively, into Convertible Debt Warrants exercisable for an aggregate of 60,000 and 40,000 shares, respectively, of the Corporation’s common stock, par value $0.0001 per share. Mr. Rosenfeld and Mr. Sgro each exchanged such warrants for common stock, at a ratio of ten warrants for one share (1,000,000 warrants for a total of 100,000 shares of common stock), which warrants were included in the 14,418,193 warrants tendered in the Warrant Exchange.

Conversion of Exchangeable Shares

On March 7, 2014, the holders of the common shares issued by 1623753 Alberta Ltd., a wholly-owned Canadian subsidiary of the Corporation, elected to exchange those shares for their allocable portion of the consideration issued to the Former SAE stockholders in the Merger, which included 254,558 shares of the Corporation’s common stock that were released from the escrow in which the Corporation’s shares were held pending the exchange. The exchanged shares of 1623753 Alberta Ltd. are no longer outstanding.

Share-Based Compensation

Share-based compensation was expensed and additional paid-in capital increased by $1,100 for the period ended June 30, 2013, as a result of the accelerated vesting of restricted stock grants made by Former SAE in 2012.

On June 21, 2013, the stockholders approved the Corporation’s 2013 Long-Term Incentive Compensation Plan for the benefit of certain employees performing services for the Corporation. The plan reserves up to 792,513 shares of the Corporation’s common stock for issuance in accordance with the plan’s terms including a maximum of up to 396,256 shares that may be issued pursuant to awards of restricted stock. As of June 30, 2014, no shares have been issued under the plan.

On November 1, 2013, the Corporation’s non-employee director share incentive plan became effective, which provides for discretionary grants of stock awards to the Corporation’s independent non-employee directors, as determined by the Corporation’s board of directors from time to time. The awards may take the form of unrestricted or restricted shares of the Corporation’s common stock or options to purchase shares of the Corporation’s common stock. The Corporation has reserved 400,000 shares of common stock for issuance under the 2013 Non-Employee Director Plan. As of December 31, 2013, 26,072 shares were issued under the plan. These shares vested immediately at issuance and the Corporation recorded share-based compensation of $200. No shares were issued under the plan during the first six months of 2014.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis.

		Fair Value
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Notes payable to Former SAE stockholders as of June 30, 2014	$17,500	—	—	$17,500

Fair values of the notes payable to Former SAE stockholders were derived using a probability weighted approach based upon the risk of the refinancing discussed in Note 11. Based on the available information as of June 30, 2014, the refinancing was expected to close on July 2, 2014 subject to customary closing conditions. As a result, the Corporation determined that the payoff amount represented the fair value of the notes payable as of June 30, 2014.

The following table summarizes the change in fair value of the notes payable to Former SAE stockholders for the respective periods:

Notes payable to Former SAE Stockholders
December 31, 2013	$12,406
Unrealized loss	5,094
June 30, 2014	$17,500

The Corporation recorded its 2012 Credit Agreement at a carrying amount, net of discount, of $81,384 and $80,688, respectively, and estimated its fair value to be $81,759 and $78,721, respectively, as of June 30, 2014 and December 31, 2013. Fair value of the 2012 Credit Agreement was derived using a probability weighted approach based upon the risk of the refinancing discussed in Note 11 as of June 30, 2014 and the net present value of expected cash flow discounted based on yield curves for similar U.S. Dollar debt instruments adjusted for the specific terms of the 2012 Credit Agreement and other factors as of December 31, 2013. Based on the available information as of June 30, 2014, the refinancing was expected to close on July 2, 2014 subject to customary closing conditions. As a result, the Corporation determined the amount outstanding under the 2012 Credit Agreement to represent the fair value as of June 30, 2014.

At June 30, 2014, and December 31, 2013, the Corporation was in compliance with all covenants of the 2012 Credit Agreement, except that the Corporation’s entry into the purchase agreement for the senior secured notes on June 25, 2014, constituted a technical default under the 2012 Credit Agreement, requiring the use of the proceeds of the issuance of the senior secured notes to repay all amounts outstanding under the 2012 Credit Agreement. The Corporation notes that it had an obligation under the 2012 Credit Agreement to deliver annual audited consolidated financial statements within 90 days following the end of the Corporation’s fiscal year. The Corporation was not able to deliver such financial statements until the completion of its 2013 financial statement audit and the filing of the Corporation’s Form 10-K on April 3, 2014. The failure to timely deliver such financial statements resulted in a technical event of default under the 2012 Credit Agreement. The remedies provided to the lenders in the 2012 Credit Agreement for an event of default were only available if the event of default was continuing. The default ceased to be continuing upon delivery of the annual audited financials on April 3, 2014. All amounts outstanding under the 2012 Credit Agreement were repaid on July 2, 2014 from the proceeds of the issuance of the senior secured notes, and the 2012 Credit Agreement was terminated.

NOTE 9 — JOINT VENTURE

Effective November 19, 2012, an agreement was entered into between the Corporation and a village corporation in the north slope of Alaska (“Village Corp”) to form a separate legal entity (“Joint Venture”) for the purpose of performing contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the north slope of Alaska (onshore or offshore), for a period of five years. The Corporation and Village Corp’s percentage ownership interest in the Joint Venture are 49.0% and 51.0%, respectively, based on consideration provided of $490 and $510, respectively. The Joint Venture’s sole source of revenue is the Corporation. Based on the Corporation’s power to influence the significant business activities of the Joint Venture, it is determined to be the primary beneficiary and as such consolidates the Joint Venture. The results of the Joint Venture are presented gross and all intercompany transactions are eliminated upon consolidation. For the three and six month periods ended June 30, 2014 and 2013, respectively, the Corporation recorded income of $907 and $1,693, respectively, and $0 and $0, respectively. As of June 30, 2014 and December 31, 2013, the Corporation had accounts payable to Village Corp. of $1,693 and $45, respectively.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

As a result of the Merger, the Former SAE common stockholders have the right to receive up to 992,108 additional shares (which includes 44 shares that may be issued in lieu of fractional shares) of the Corporation’s common stock after the closing of the Merger based on the achievement of specified earnings targets by the Corporation for the 2013 and the 2014 fiscal years. The target was not met for the fiscal year ended December 31, 2013, so no shares were issued for 2013. However, the Former SAE common stockholders still have the right to receive up to the full 992,108 additional shares depending on the Corporation’s performance in 2014. Since the contingent consideration is considered to be equity, it did not impact the net assets recorded by the Corporation.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Corporation is involved in various legal proceedings involving contractual and employment relationships, liability claims, and a variety of other matters. The outcome of these legal proceedings and other matters is not expected to have, either individually or in the aggregate, a material adverse effect on the Corporation’s financial position, results of operations, or cash flows.

On July 24, 2014, the Corporation entered into an agreement to settle disputed fees with a former financial advisor to the Corporation. As of June 30, 2014, the Corporation recorded a liability of $657 related to this matter.

NOTE 11 — SUBSEQUENT EVENTS

On July 2, 2014, the Corporation issued $150,000 of 10% senior secured notes due 2019 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. The senior secured notes will mature on July 15, 2019. The senior secured notes carry an annual interest rate of 10% and are payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. The senior secured notes are guaranteed on a senior secured basis by each of the Corporation’s existing and future domestic restricted subsidiaries, except for any immaterial subsidiaries. The Corporation’s foreign subsidiaries will not guarantee the notes. The senior secured notes are collateralized by certain assets of the Corporation and the guarantors. The proceeds from the senior secured notes were used to repay the 2012 Credit Agreement and the notes payable to the Former SAE stockholders, pay related fees and expenses, and will be used to fund the purchase of equipment related to the Corporation’s Alaska operations and for general corporate purposes.

Had the issuance of the senior secured notes and the repayment of the 2012 Credit Agreement and the notes payable to Former SAE stockholders been consummated as of June 30, 2014, the Corporation would have recorded a net increase in cash of approximately $35,000, a reduction in deferred loan issuance costs of approximately $900, a reduction in notes payable to Former SAE stockholders of $17,500, and an increase in net notes payable of $68,616. The retirement of the 2012 Credit Agreement would have also resulted in the Corporation recording a loss on early extinguishment of debt of approximately $17,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes to those statements included in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please see the sections entitled “Forward-Looking Statements” in this Form 10-Q, the section entitled “Risk Factors” in our Form 10-K filed with the SEC on April 3, 2014, and the section entitled “Item 1A. Risk Factors” in this Form 10-Q. Amounts are in thousands, except for share amounts and as otherwise noted.

Introduction

We are an internationally-focused oilfield services company offering a full range of vertically-integrated seismic data acquisition and logistical support services in Alaska, Canada, South America, Southeast Asia and Africa to our customers in the oil and natural gas industry. We were initially formed on February 2, 2011 as a blank check company in order to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more business entities. On June 24, 2013, the Merger with Former SAE was consummated, at which time our business became the business of Former SAE.

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

Overview

Our services include the acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data on land, in transition zones between land and water and offshore in depths of up to 5,000 feet. In addition, we offer a full suite of logistical support and in-field processing services. Our customers include major integrated oil companies, national oil companies and independent oil and gas exploration and production companies. Our services are primarily used by our customers to identify and analyze drilling prospects and to maximize successful drilling, making demand for such services dependent upon the level of customer spending on exploration, production, development and field management activities, which is influenced by the fluctuation in oil and natural gas commodity prices. Demand for our services is also impacted by long-term supply concerns based on national oil policies and other country-specific economic and geo-political conditions. We have expertise in logistics and focus upon providing a complete service package, particularly in our international operations, which allows efficient movement into remote areas, giving us what we believe to be a strategic advantage over our competitors and providing us with opportunities for growth. Many of the areas of the world where we work have limited seasons for seismic data acquisition, requiring high utilization of key personnel and redeployment of equipment from one part of the world to another. All of our remote area camps, drills and support equipment are easily containerized and made for easy transport to locations anywhere in the world. As a result, if conditions deteriorate in a current location or demand rises in another location, we are able to quickly redeploy our crews and equipment to other parts of the world. By contrast, we tend to subcontract out more of our services in North America than in other regions, and our North American revenues tend to be more dependent upon data acquisition services rather than our full line of services.

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

Our contracts are either term (variable pricing) or turnkey (fixed price). Revenue is recognized on the term contracts at the rate provided in the particular contract. As related to turnkey contracts, we recognize revenue based upon measurable outputs from the project. Generally, these outputs are verified by a customer representative in the field on a daily or weekly basis. Once the progress from the field is acknowledged by the customer representative, the information is then used to assemble the monthly invoices.

Generally the choice of whether to subcontract out services depends on the expertise available in a certain region and whether that expertise is more efficiently obtained through subcontractors or by using our own labor force. For the most part, services are subcontracted within North America and our personnel are used in other regions where we operate. When subcontractors are used, we manage them and require that they comply with our work policies and QHSE objectives.

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

How We Generate Revenues

We provide a full range of seismic data acquisition services, including infield processing services, and related logistics services. We currently provide our services on only a proprietary basis to our customers and the seismic data acquired is owned by our customers once acquired.

Our seismic data acquisition and logistics services include the following:

Program Design, Planning and Permitting. A seismic survey is initiated at the time the customer requests a proposal to acquire seismic data on its behalf. We employ an experienced design team, including geophysicists with extensive experience in 2D, 3D and time-lapse 4D survey design, to recommend acquisition parameters and technologies to best meet the customer’s exploration objectives. Our design team analyzes the request and works with the customer to put an operational, personnel and capital resource plan in place to execute the project.

Once a seismic program is designed, we assist the customer in obtaining the necessary permits from governmental authorities and access rights of way from surface and mineral estate owners or lessees where the survey is to be conducted. It is usually our permitting crew that is first to engage with the local residents and authorities. We believe our knowledge of the local environment, cultural norms and excellent QHSE track record enable us to engender trust and goodwill with the local communities, which our customers are able to leverage over the longer exploration cycle in the area.

Camp Services. We have developed efficient processes for assembling, operating and disassembling field camps in challenging and remote project locations. We operate our camps to ensure the safety, comfort and productivity of the team working on each project and to minimize our environmental impact through the use of wastewater treatment, trash management, water purification, generators with full noise isolation and recycling areas.

In areas like South America and Papua New Guinea, logistical support needs to be in place to establish supply lines for remote jungle camps. To insure the quality of services delivered to these remote camps, we own ten supply and personnel river vessels to gain access to remote jungle areas. We also have five jungle camps and a series of 40 fly camps that act as advance camps from the main project camp. Each of these jungle base camps contains a full service medical facility complete with doctors and nurses in the remote chance we need to stabilize any potential injuries for medical transport. The camps are equipped with full meal kitchens held to high standards of cleanliness, sleeping and recreational quarters, power supply, communications links, air support, water purification systems, black water purification systems, offices, repair garages, fuel storage and many more support services.

Survey and Drilling. In a typical seismic recording program, the first two stages of the program are survey and drilling. Once the permitting is completed, our survey crews enter the project areas and begin establishing the source and receiver placements in accordance with the survey design agreed to by the customer. The survey crew lays out the line locations to be recorded and, if explosives are being used, identifies the sites for shot-hole placement. The drilling crew creates the holes for the explosive charges that produce the necessary acoustical impulse.

The surveying and drilling crews are usually employed by us but may be third party contractors depending on the nature of the project and its location. Generally the choice of whether to subcontract out services depends on the expertise available in a certain region and whether that expertise is more efficiently obtained through subcontractors or by using our own labor force. For the most part, services are subcontracted within Alaska and Canada and our personnel are used in other regions where we operate. When subcontractors are used, we manage them and require that they comply with our work policies and QHSE objectives. In Alaska and Canada, the surveying and drilling crews are typically provided by third party contractors but are supervised by our personnel. In Alaska and Canada, our vibroseis source units consist of the latest source technology, including eight AHV IV 364 Commander Vibrators and six environmentally friendly IVI mini vibrators, complete with the latest Pelton DR electronics. In South America and Southeast Asia, we perform our own surveying and drilling, which is supported by up to 200 drilling units, including people portable, low impact self-propelled walk behind, track driven and heli-portable deployed drilling rigs. Our senior drilling staff has a combined work experience of over 50 years in some of the most challenging environments in the world. On most programs there are multiple survey and drilling crews that work at a coordinated pace to remain ahead of the data recording crews.

Recording. We use equipment capable of collecting 2D, 3D, time-lapse 4D and multi-component seismic data. We utilize vibrator energy sources or explosives depending on the nature of the program and measure the reflected signals with strategically placed sensors. Onshore, geophones are manually buried, or partially buried, to ensure good coupling with the surface and to reduce wind noise. Offshore, the reflected signals are recorded by either hydrophones towed behind a survey vessel or by geophones placed directly on the seabed. We increasingly employ ocean bottom nodes positioned by remote operated vehicles on the seafloor in our marine acquisition operations. We have available over 29,500 owned land and marine seismic recording channels with the ability to access additional equipment through rental or long-term leasing sources. All of our systems record equivalent seismic information but vary in the manner by which seismic data is transferred to the central recording unit, as well as their operational flexibility and channel count expandability. We utilize 11,500 channels of Sercel 428/408 equipment, 6,000 channels of Fairfield Land Nodal equipment and 2,000 units of Fairfield Ocean Bottom Nodal equipment and 10,000 channels of Oyo GSR equipment.

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

Reclamation. We have experienced teams responsible for reclamation of the areas where work has been performed so as to minimize the environmental footprint from the seismic program. These programs can include reforestation or other activities to restore the natural landscape at our worksites.

In-field Processing. Our knowledgeable and experienced team provides our customers with superior quality in-field processing. We believe that our strict quality control processes meet or surpass industry-established standards, including identifying and analyzing ambient noise, evaluating field parameters and employing obstacle-recovery strategies. Using the latest technology, our technical and field teams electronically manage customer data from the field to the processing office, minimizing time between field production and processing. All of the steps employed in our in-field processing sequence are tailored to the particular customer project and objectives.

Results of Operations

Overview

The following discussion is intended to assist in understanding our financial position at June 30, 2014, and our results of operations for the three and six months ended June 30, 2014. Financial and operating results for the three months ended June 30, 2014 include:

•	Revenues from services for the three months ended June 30, 2014 of $103,141 compared to $42,380 in 2013.

•	Gross margin for the three months ended June 30, 2014 decreased to 17.8% from 22.9% in 2013.

•	Operating income for the three months ended June 30, 2014 was $7,900 compared to operating income of $2,675 in 2013.

•	Net income for the three months ended June 30, 2014 of $761 compared to net loss of $(1,319) in 2013.

•	Adjusted EBITDA for the three months ended June 30, 2014 increased to $13,014 compared to $7,877 for 2013.

•	Cash and cash equivalents totaled $13,363 as of June 30, 2014 compared to $28,521 as of June 30, 2013.

Three months ended June 30, 2014, compared to three months ended June 30, 2013

Our operating results for the three months ended June 30, 2014 and 2013 are highlighted below (amounts in thousands):

	Three Months Ended
	June 30,
	2014	% of Revenue	2013	% of Revenue
Revenue from services:
North America	$48,342	46.9%	$12,078	28.5%
South America	54,799	53.1%	23,668	55.8%
South East Asia	—	0.0%	6,634	15.7%
Total revenue	103,141	100.0%	42,380	100.0%
Gross profit	18,381	17.8%	9,684	22.9%
Selling, general and administrative expenses	9,956	9.7%	6,127	14.5%
Depreciation and amortization	259	0.3%	257	0.6%
Other	266	0.3%	625	1.5%
Income from operations	$7,900	7.7%	$2,675	6.3%

Six months ended June 30, 2014, compared to six months ended June 30, 2013

Our operating results for the six months ended June 30, 2014 and 2013 are highlighted below (amounts in thousands):

	Six Months Ended
	June 30,
	2014	% of Revenue	2013	% of Revenue
Revenue from services:
North America	$79,941	41.9%	$53,389	42.0%
South America	110,112	57.7%	55,227	43.4%
South East Asia	750	0.4%	18,530	14.6%
Total revenue	190,803	100.0%	127,146	100.0%
Gross profit	38,089	20.0%	29,682	23.3%
Selling, general and administrative expenses	19,336	10.1%	13,593	10.7%
Depreciation and amortization	586	0.3%	522	0.4%
Other	288	0.2%	686	0.5%
Income from operations	$17,879	9.4%	$14,881	11.7%

Revenue from services.

North America: Revenues in North America for the three and six months ended June 30, 2014 increased by $36,264 or 300.2% and $26,552 or 49.7%, respectively, compared to $12,078 and $53,389, respectively, for three and six months ended June 30, 2013. The increase in revenues was due mainly to increased revenues in Alaska during 2014 resulting from an overall increase in seismic activity and market share in the North Slope region compared to 2013. The addressable market in the North Slope region of Alaska experienced significant growth during the 2014 winter season as a result of favorable market and regulatory conditions for oil and gas producers.

South America: Revenues in South America for the three and six months ended June 30, 2014 increased by $31,131 or 131.5% and $54,885 or 99.4%, respectively, compared to $23,668 and $55,227, respectively, for three and six months ended June 30, 2013. The increase in revenues during 2014 was due mainly to a major project in Bolivia and overall increased exploration activity within complex regions of South America.

Southeast Asia: Revenues in Southeast Asia for the three and six months ended June 30, 2014 decreased by $6,634 or 100.0% and $17,780 or 96.0%, respectively, compared to $6,634 and $18,530, respectively, for three and six months ended June 30, 2013. The decrease in revenue for Southeast Asia was due primarily to Papua New Guinea and Malaysia, which had major projects during 2013 compared to no activity in 2014. Southeast Asia remains a burgeoning, yet competitive market for shallow-water seismic activity.

Gross profit.   Gross profit was $18,381, or 17.8% of revenues, for the three months ended June 30, 2014, compared to gross profit of $9,684, or 22.9% of revenues, for the three months ended June 30, 2013. For the six months ended June 30, 2014, gross profit was $38,089, or 20.0% of revenues, compared to gross profit of $29,682, or 23.3% of revenues, for the six months ended June 30, 2013. Factors contributing to the reduction of gross profit as a percentage of revenue during the three and six month periods were:

•	The low level of seismic activity in Canada during the three months ended March 31, 2014, which inflicted adverse pressure on margins for the period;
•	The timing of the completion of certain projects in South America during the three months ended June 30, 2014; and
•

Unfavorable conditions during the three months ended June 30, 2014 on the most complex seismic project the Corporation has completed in Bolivia, which was successfully performed during the six months ended June 30, 2014.

Selling, general and administrative expenses. For the three months ended June 30, 2014, selling, general and administrative (“SG&A”) expenses increased by $3,829 to $9,956 or 9.7% of revenues compared to $6,127 or 14.5% of revenues for the three months ended June 30, 2013. For the six months ended June 30, 2014, SG&A increased by $5,743 to $19,336 or 10.1% of revenues compared to $13,593 or 10.7% of revenues for the six months ended June 30, 2013. The decrease in SG&A expenses as a percentage of revenues was due to the overall increase in revenue and the benefits from our previously planned scaling of internal infrastructure built to manage our continuing growth. Additional costs were incurred during the first six months of 2014 as a result of being a public company, including hiring additional accounting and financial staff, the fees and expenses related to making public filings during the three and six months ended June 30, 2014, and the additional costs of outside consultants, attorneys and auditors to satisfy our increased obligations as a public company and to offer our senior secured notes.

Interest expense. Interest expense, net, increased to $4,141 for the three months ended June 30, 2014, versus $3,427 for the three months ended June 30, 2013. For the six months ended June 30, 2014, interest expense, net, increased to $8,171, compared to $6,812 for the six months ended June 30, 2013. This increase was as a result of the amortization of additional deferred financing costs associated with Amendment No. 2 and Amendment No. 3 dated June 24, 2013 and October 31, 2013, respectively, related to our 2012 Credit Agreement and interest related to the notes payable to Former SAE stockholders.

Change in fair value of notes payable to Former SAE stockholders. As of June 30, 2014, the fair values of the notes payable to Former SAE stockholders were derived using a probability weighted approach based upon the risk of the refinancing discussed in Note 11. Based on the available information as of June 30, 2014, the refinancing was expected to close on July 2, 2014 subject to customary closing conditions. As a result, we determined that the payoff amount represented the fair value as of June 30, 2014. The total change in the fair value of the Former SAE stockholders’ notes for the three and six months ended June 30, 2014 was $4,587 and $5,094, respectively.

Net income (loss) attributable to the Corporation. Net income (loss) attributable to the Corporation for the three months ended June 30, 2014 was a net loss of $(146) compared to net loss of $(1,319) for the three months ended June 30, 2013. For the six months ended June 30, 2014, net income attributable to the Corporation was $552 compared to $4,543 for the six months ended June 30, 2013.

The increase in net income for the three months ended June 30, 2014 was due to a number of factors including:

•	Foreign exchange gains for the three months ended June 30, 2014 of $494 compared to foreign exchange losses of $842 for the three months ended June 30, 2013; and

•	Other income for the three months ended June 30, 2014 of $545 compared to other expense of $1,308 for the three months ended June 30, 2013. Due primarily to the fact that the Corporation incurred approximately $1,000 in third-party debt-related fees for the three months ended June 30, 2013 and no compatible cost in the three months ended June 30, 2014.

The decline in net income for the six months ended June 30, 2014 was due to a number of factors including:

•	Higher tax provision due to the impact of the valuation allowance recorded against the U.S. net deferred tax assets;
•	Higher operating expenses due to reasons cited above;
•	Unrealized loss on the change in the fair value of the notes payable to Former SAE stockholders resulting from the pending retirement of the notes in connection with the senior secured notes offering;
•	Higher interest expense for the three and six months ended June 30, 2014; and
•	Higher income attributable to joint venture.

Adjusted EBITDA. For the three months ended June 30, 2014, adjusted EBITDA was $13,014 compared to $7,877 for the three months ended June 30, 2013. For the six months ended June 30, 2014, adjusted EBITDA was $26,994 compared to $23,721 for the six months ended June 30, 2013. The increase was due mainly to higher revenue earned during the periods in conjunction with better cost control at the corporate level.

Working capital. At June 30, 2014, working capital was $39,202 compared to $50,263 at June 30, 2013.

Liquidity and Capital Resources

Cash Flows.   Cash provided by operations for the first six months of 2014 was $828, compared to cash provided by operations of $1,719 for the first six months of 2013, a decrease of $891. This decrease was due mainly to a decrease in total net income from $4,543 for the six months ended June 30 2013 to $2,245 for the six months ended June 30 2014. Changes in operating assets and liabilities were cash uses of $(16,917) for the six months ended June 30, 2014 and cash uses of $(13,638) for the six months ended June 30, 2013.

Working Capital.   Working capital as of June 30, 2014 was $39,202 compared to $27,111 as of December 31, 2013. The increase in working capital in the first half of 2014 was principally the result of an increase in accounts receivable of $30,452 partially offset by an increase in accounts payable of $19,608.

Capital Expenditures.  Our focus on providing leading edge technology will be at the forefront of our capital expenditure plans in the coming years, which investments will continue to strengthen our position and growth in the global oil and gas exploration services market.

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

For the three and six months ended June 30, 2014, our capital expenditures totaled $2,281 and $4,406, respectively. These capital expenditures consisted primarily of camp and drilling equipment purchases in Peru and Colombia in line with our focus on South American operations and a combination of mechanical equipment, computer equipment and electronics associated with our wireless strategy in Southeast Asia and North and South America. Total capital investment for equipment in the three and six months ended June 30, 2013 was $939 and $2,688, respectively.

Financing. In connection with the Merger, we executed a Joinder to the 2012 Credit Agreement, pursuant to which we joined, in the same capacity as Former SAE, the 2012 Credit Agreement.

The 2012 Credit Agreement interest rate was 13.5%, of which 2.5% could be paid-in-kind (“PIK”), at our election, by adding interest back to the principal amount under the 2012 Credit Agreement. Our management exercised the PIK option in 2013 and first half of 2014. At June 30, 2014 and December 31, 2013, we had cumulative PIK interest obligations of $1,022 and $2,040, respectively. Repayment of the 2012 Credit Agreement began on December 31, 2012, with a payment of $100, and additional principal payments of $200 are due at the end of every calendar quarter through September 30, 2016, with the remaining balance due on November 28, 2016. The 2012 Credit Agreement provided for certain prepayment penalties if we prepaid any portion of the outstanding principal balance prior to its due date that decline over the term of the agreement.

At June 30, 2014, and December 31, 2013, we had $81,759 and $81,137, respectively, outstanding under the 2012 Credit Agreement. At June 30, 2014, and December 31, 2013, we were in compliance with all covenants under the 2012 Credit Agreement, except that our entry into the purchase agreement for the senior secured notes on June 25, 2014, constituted a technical default under the 2012 Credit Agreement, requiring the use of the proceeds of the issuance of the senior secured notes to repay all amounts due under the 2012 Credit Agreement. We also note that we had an obligation under our 2012 Credit Agreement to deliver annual audited consolidated financial statements within 90 days following the end of our fiscal year. We were not able to deliver such financial statements until the completion of our 2013 financial statement audit and the filing of our Annual Report on Form 10-K on April 3, 2014. The failure to timely deliver such financial statements resulted in a technical event of default under our 2012 Credit Agreement. The remedies provided to the lenders in the 2012 Credit Agreement for an event of default were only available if the event of default was continuing. The default ceased to be continuing upon delivery of our annual audited financials on April 3, 2014. All amounts outstanding under the 2012 Credit Agreement were repaid on July 2, 2014 from the proceeds of the issuance of the senior secured notes, and the 2012 Credit Agreement was terminated.

At the Closing of the Merger, we issued a promissory note in the principal amount of $17,500 to CLCH, as a representative of the Former SAE stockholders, as Merger consideration to the Former SAE stockholders. The note is unsecured, is subordinate to the borrowings outstanding under the 2012 Credit Agreement, carries an annual interest rate of 10% and is due and payable in full on June 24, 2023. Interest payments are due semi-annually under the note, subject to certain restrictions under the 2012 Credit Agreement. In the third quarter of 2013, CLCH, Seismic Management Holdings Inc. and Brent Whiteley agreed to allow us to withhold the interest payments payable to them under the note in respect of their individual interests as stockholders of Former SAE until such payments are permitted to be made under the 2012 Credit Agreement, which is expected to be in the fourth quarter of 2014. On July 2, 2014, the amount owed under the 2012 Credit Agreement was paid as described below. As a result, the above restrictions are no longer in place.

On July 2, 2014, we issued senior secured notes totaling $150,000 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. The proceeds of these senior secured notes were used to repay the amounts owed under the 2012 Credit Agreement and the notes payable to Former SAE stockholders and will also be used to pay related fees and expenses and for general corporate purposes. See discussion of the senior secured notes in Note 11, Subsequent Events, to the consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Use of EBITDA (Non-GAAP measure) as a Performance Measure

We use an adjusted form of EBITDA to measure period over period performance, which is not derived in accordance with GAAP. Adjusted EBITDA is defined as net income (loss) plus interest expense, less interest income, plus unrealized loss on change in fair value of notes payable to Former SAE stockholders, plus income taxes, plus depreciation and amortization, plus non-recurring major expenses outside of operations, plus non-recurring one-time expenses and unrealized foreign exchange gain or loss. Our management uses adjusted EBITDA as a supplemental financial measure to assess:

•	the financial performance of our assets without regard to financing methods, capital structures, taxes, historical cost basis or non-recurring expenses;
•	our liquidity and operating performance over time in relation to other companies that own similar assets and calculate EBITDA in a similar manner; and
•	the ability of our assets to generate cash sufficient to pay potential interest cost.

We consider adjusted EBITDA as presented below to be the primary measure of period-over-period changes in our operational cash flow performance.

The terms EBITDA and adjusted EBITDA are not defined under GAAP, and we acknowledge that these are not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. When assessing our operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net income (loss), cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our calculation of adjusted EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner. Further, the results presented by adjusted EBITDA cannot be achieved without incurring the costs that the measure excludes.

The computation of our adjusted EBITDA (a non-GAAP measure) from net income (loss), the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014		2013	2014		2013
Net income (loss)	$761		$(1,319)	$2,245		$4,543
Depreciation, amortization	3,693		3,683	7,546		7,458
Interest expense, net	4,141		3,427	8,171		6,812
Unrealized loss on change in fair value of notes payable to Former SAE stockholders	4,587	(1)	—	5,094	(1)	—
Provision (benefit) for income taxes	(550)		(1,583)	3,262		782
Foreign exchange (gain) loss, net	(494)		842	(200)		1,299
Non-recurring expense	876	(3)	2,827 (2)	876	(3)	2,827	(2)
Adjusted EBITDA	$13,014		$7,877	$26,994		$23,721

(1)	As of June 30, 2014, the fair values of the notes payable to Former SAE stockholders were derived using a probability weighted approach based upon the risk of the refinancing discussed in Note 11. Based on the available information as of June 30, 2014, the refinancing was expected to close on July 2, 2014 subject to customary closing conditions. As a result, we determined that the payoff amount represented the fair value as of June 30, 2014. The total change in the fair value of the Former SAE stockholders’ notes for the three and six months ended June 30, 2014 was $4,587 and $5,094, respectively.

(2)	Principally third-party financing costs, share-based compensation expense related to the accelerated vesting of Former SAE’s restricted shares in connection with the Merger, costs associated with the Merger, and one-time severance costs related to the reduction of staff in Colombia.

(3)	Principally the settlement of disputed fees with a former financial advisor to the Corporation. As of June 30, 2014, the Corporation recorded a liability of $657 related to this settlement.

A reconciliation of adjusted EBITDA to net cash (used in) provided by operating activities and the three components of cash flows are provided in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Adjusted EBITDA	$13,014	$7,877	$26,994	$23,721
Adjustments to adjusted EBITDA which were not adjustments to net cash (used in) provided by operating activities:
Interest (expense) income, net	(4,141)	(3,427)	(8,171)	(6,812)
Unrealized loss on change in fair value of notes payable to Former SAE stockholders	(4,587)	—	(5,094)	—
Foreign exchange gain (loss), net	494	(842)	200	(1,299)
Income tax benefit (expense)	550	1,583	(3,262)	(782)
Non-recurring expense	(876)	(2,827)	(876)	(2,827)
Adjustments to net cash (used in) provided by operating activities which were not adjustments to adjusted EBITDA:
Deferred income taxes	(60)	71	48	66
Changes in operating assets and liabilities	(8,279)	(12,284)	(16,917)	(13,638)
Unrealized loss on change in fair value of notes payable to Former SAE stockholders	4,587	—	5,094	—
Payment-in-kind interest	515	507	1,022	995
Share-based compensation	—	1,043	—	1,100
Amortization of loan issuance costs	751	472	1,502	1,092
Loss on disposal of property and equipment	266	42	288	103
Net cash (used in) provided by operating activities	$2,234	$(7,785)	$828	$1,719
Net cash (used in) provided by investing activities	$(2,209)	$(939)	$(4,334)	$(2,688)
Net cash (used in) provided by financing activities	$(276)	$14,557	$(699)	$14,049

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

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment, which updated guidance in ASC Topic 360, Property, Plant and Equipment –Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The updated guidance is effective prospectively for years beginning on or after December 15, 2014, with early application permitted. The amendments in this update change the requirements for reporting discontinued operations in Subtopic 205-20. Under this updated guidance, a discontinued operation will include a disposal of a major part of an entity’s operations and financial results such as a separate major line of business or a separate major geographical area of operations. The guidance raises the threshold to be a major operation but no longer precludes discontinued operations presentation where there is significant continuing involvement or cash flows with a disposed component of an entity. The guidance expands disclosures to include cash flows where there is significant continuing involvement with a discontinued operation and the pre-tax profit or loss of disposal transactions not reported as discontinued operations. The adoption of ASU 2014-08 is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016, using one of two retrospective application methods. Early adoption is not permitted. We are currently reviewing this standard to assess the impact of adoption on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The amendments in this Update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  An illustration has been added to Topic 275 to illustrate how an entity that has not commenced planned principal operations may comply with the disclosure required by paragraph 275-10-50-2. Finally, the amendments also remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity (VIE) if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. Under the amendments, all entities within the scope of the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation—Overall, would be required to evaluate whether the total equity investment at risk is sufficient using the guidance provided in paragraphs 810-10-25-45 through 25-47, which requires both qualitative and quantitative evaluations. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-320—Development Stage Entities (Topic 915), which has been deleted. The adoption of ASU 2014-10 is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No.2014-11, “Transfers and Servicing (Topic 860) – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. The amendments in this Update require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-210—Transfers and Servicing (Topic 860), which has been deleted. The adoption of ASU 2014-11 is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation”, which updated the guidance in ASC Topic 718, “Compensation – Stock Compensation”. The update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The adoption of ASU 2014-12 is not expected to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the quarter ended June 30, 2014, due to the fact that there were material weaknesses in our internal control over financial reporting as discussed in more detail in our Annual Report on Form 10-K for fiscal year 2013 under Part II Item 9A.

Remediation Plan

Management has been actively engaged in developing remediation plans to address the above material weaknesses. The remediation efforts in process or will be implemented include the following:

•	Creating new accounting, finance and tax positions, including a chief accounting officer, a manager for financial reporting and a tax director, as well as developing an internal audit function within the Corporation;
•	Shifting supervision of the accounting for Papua New Guinea and Southeast Asia division to our office in Calgary, Alberta;
•	Fortifying the accounting staff in our foreign offices to include controllers that are more experienced and more familiar with the reporting requirements of a public company;
•	Implementing weekly, monthly, and quarterly calls between executive management, all regional operations management and financial controllers to review the operations and financial results for the applicable period and address any questions or issues that may arise regarding financial reporting;
•	Reviewing the individuals within our organization with system administrator access to our information systems to ensure only appropriate individuals have access and that the access is appropriate for their respective job functions;
•	Implementing a formal internal reporting calendar to assist in ensuring that we make timely filings of our periodic reports with the SEC; and
•	Retaining an international public accounting firm to assist us in the evaluation and implementation of our internal control policies and procedures.

Management believes that the foregoing efforts will effectively remediate the material weaknesses. In addition, management has developed a detailed plan and timetable for the implementation of the foregoing remediation efforts and will monitor the implementation. In addition, under the direction of the chairman of the audit committee of our board of directors and with the assistance of the international public accounting firm, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as our policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Other than set forth below, there have been no material changes in the significant risk factors that may affect our business, financial position, results of operations or liquidity as described in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on April 3, 2014.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our senior secured notes.

As of June 30, 2014, after giving effect to the offering of our $150,000,000 of 10% senior secured notes due 2019, we had $150,844,000 of total debt outstanding (including our senior secured notes and $844,000 of existing capital leases). Our high level of indebtedness could have significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

•	increase the risk that we may default on our debt obligations;

•	prevent us from raising the funds necessary to repurchase senior secured notes tendered to us if there is a change of control (as defined in the indenture governing our senior secured notes) or other event requiring such a repurchase, and any failure to repurchase senior secured notes tendered for repurchase would constitute a default under the indenture governing our senior secured notes and may constitute a default under other debt instruments;

•	require us to use a substantial portion of our cash flow from operations to pay interest and principal on our senior secured notes and other debt, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments, or general corporate purposes particularly in light of the fact that a substantial portion of our assets have been pledged to secure our senior secured notes and will be pledged to secure our obligations under any future credit facility, which may limit the ability to execute our business strategy;

•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;

•	place us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt;

•	limit management’s discretion in operating our business;

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy; and

•	result in higher interest expense if interest rates increase and we have outstanding floating rate borrowings.

Each of these factors may have a material adverse effect on our business, financial condition and results of operations. Our ability to make payments with respect to our senior secured notes and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by a broad range of factors, including prevailing economic conditions and financial, business and other factors affecting our company and industry, many of which are beyond our control.

Despite existing debt levels, we may still be able to incur substantially more debt, which would increase the risks associated with our leverage.

Even with our existing debt levels, we and our subsidiaries may be able to incur substantial amounts of additional debt in the future, including debt under a proposed new credit facility. Although the terms of our senior secured notes will, and the terms of any future credit facilities or other debt instruments (if any) we enter into may, limit our ability to incur additional debt, these terms may not prevent us from incurring substantial amounts of additional debt. If new debt is added to our current debt levels, the risks associated with our leverage may intensify.

The indenture governing our senior secured notes imposes, and any future credit facility may impose, significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The indenture governing our senior secured notes will contain covenants that restrict our and our restricted subsidiaries’ ability to take various actions, such as:

•	transferring or selling certain assets;

•	paying dividends or distributions, repaying subordinated indebtedness (if any) or making certain investments or other restricted payments;

•	incurring or guaranteeing additional indebtedness or, with respect to our restricted subsidiaries, issuing preferred stock;

•	creating or incurring liens securing indebtedness;

•	incurring dividend or similar payment restrictions affecting restricted subsidiaries;

•	consummating a merger, consolidation or sale of all or substantially all our and our restricted subsidiaries’ assets;

•	entering into transactions with affiliates; and

•	engaging in a business other than our current business and businesses related, ancillary or complementary, to our current businesses or immaterial businesses.

In addition, the security documents executed pursuant to the indenture restrict us and our restricted subsidiaries from taking or omitting to take certain actions that would adversely affect or impair in any material respect the collateral securing our senior secured notes. Any future credit facility or other debt instruments may also require us to comply with a number of affirmative and negative covenants, including specified financial ratios such as a fixed charge coverage ratio, in addition to the covenants listed above.

We may be prevented from taking advantage of business opportunities that arise if we fail to meet certain financial ratios or because of the limitations imposed on us by the restrictive covenants under these agreements. In addition, the restrictions contained in the indenture governing our senior secured notes and any future credit facilities or other debt instruments may also limit our ability to plan for or react to market conditions or meet capital needs, or may otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may incur other debt obligations that might subject us to additional and different restrictive covenants that could also adversely affect our financial and operational flexibility. In the event that we default under any of these financial or other covenants, we would be required to seek waivers or amendments to the applicable agreements or to refinance the applicable indebtedness, and we cannot assure you that we would be able to do so on terms we deem acceptable, or at all. Failure to comply with applicable covenants would constitute a default under the applicable debt instrument and would generally allow the applicable lenders or other debt holders to demand immediate repayment of all indebtedness outstanding thereunder and, in the case of secured indebtedness and subject to the intercreditor agreement, if applicable, to seize and sell the collateral and to apply the proceeds from those sales to satisfy such indebtedness, any of which could have a material adverse impact on our results of operations and financial condition. These events would likely in turn trigger cross-acceleration and cross-default rights under other debt instruments, which would allow the applicable lenders or other debt holders to exercise similar rights and remedies. If the amounts outstanding under any future credit facility, our senior secured notes or any other indebtedness were to be accelerated or if the applicable lenders or other debt holders were to foreclose upon the collateral securing any such indebtedness, we cannot assure you that our assets would be sufficient to repay the money owed to our lenders. We have in the past failed to comply with financial and other covenants in debt instruments and have therefore been required to obtain waivers and amendments from prior lenders, and there can be no assurance that we will not experience similar defaults in the future or that any waivers or amendments will be obtained.

We intend to enter into a new credit facility, but there can be no assurance that we will be successful in doing so.

We are in the process of soliciting proposals for a new credit facility, but there can be no assurance that we will be able to do so on favorable terms or at all. If we cannot secure a new credit facility on favorable terms or at all, we may not be able to meet our future working capital needs, which could have a material adverse effect on our business, results of operations and financial condition. The indenture governing our senior secured notes restricts the size of the credit facility, which could limit our ability to finance the growth of our business. The indenture governing our senior secured notes provides that the entering into an intercreditor agreement by us on terms that are materially worse, when taken as a whole, for the noteholder collateral agent for our senior secured notes, when compared to those contemplated by the Indenture will require the consent of holders of at least a majority in aggregate principal amount of our senior secured notes then outstanding, which we may not be able to obtain.

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
Brent Whiteley
Chief Financial Officer, General
Counsel and Secretary (Duly
Authorized Officer and Principal
Financial Officer)

Date: August 8, 2014

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date

2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the SAExploration Holdings, Inc. formerly named Trio Merger Corp. (“the Registrant”), Trio Merger Sub, Inc., the entity formerly named SAExploration Holdings, Inc. (“Former SAE”) and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Registrant, Trio Merger Sub, Inc., Former SAE and CLCH, LLC.	By Reference	8-K	May 28, 2013

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	June 28, 2013

3.2	Amended and Restated Bylaws.	By Reference	8-K	June 28, 2013

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Specimen Warrant Certificate.	By Reference	8-K	June 28, 2013

4.3	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.4	Amendment to Warrant Agreement dated June 24, 2013, by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	June 28, 2013

4.5	Indenture, dated July 2, 2014, by and among the Registrant, the guarantors named therein and U.S. Bank National Association, as trustee and noteholder collateral agent.	By Reference	8-K	July 9, 2014

4.6	Form of 10.000% Senior Secured Notes due 2019.	By Reference	8-K	July 9, 2014

4.7	Notation of Guarantee executed July 2, 2014, among the Registrant, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, and NES, LLC.	By Reference	8-K	July 9, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text*	Herewith

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

