Form 10-K/A
period 2013-12-31
SAExploration Holdings, Inc.
filed 2014-10-09
CIK 1514732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

Number of shares of Common Stock, $0.0001 par value, outstanding as of March 31, 2014: 14,870,549

DOCUMENTS INCORPORATED BY REFERENCE

None.

Exhibit Index Located on Page 9

EXPLANATORY NOTE

This Form 10-K/A is being filed as an amendment (“Amendment No. 3”) to the Annual Report on Form 10-K filed by SAExploration Holdings, Inc. with the Securities and Exchange Commission (the “SEC”) on April 3, 2014 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 14, 2014 (“Amendment No. 1”), and as amended by Amendment No. 2 on Form 10-K/A filed with the SEC on April 28, 2014 (“Amendment No. 2”), to amend our previous disclosure in Item 1 of the Original Filing to name our two significant customers for the fiscal year ended December 31, 2013. Item 1 of the Original Filing, as so amended, is restated in its entirety below. We are also including as Exhibits 10.28 and 10.29 hereto copies of the master service agreement with those significant customers. In addition, with this Amendment No. 3, we are including currently dated certifications by our chief executive officer and chief financial officer as Exhibits 31.1 and 31.2 under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. We are not including updated certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as there are no financial statements included in this Amendment No. 3.

Except as described above, no other sections of the Original Filing, as amended by Amendment No. 1 and Amendment No. 2, have been amended. This Amendment No. 3 is presented as of April 3, 2014, the filing date of the Original Filing, and has not been updated to reflect other events, occurring after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. More current information is contained in our other filings with the Securities and Exchange Commission.

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

Customers

Our customers include national and international oil companies and independent oil and gas exploration and production companies. Our revenues are derived from a concentrated customer base. During the year ended December 31, 2013, we had two customers, Talisman Sasol Montney Partnership and Pacific Rubiales Energy, that represented 52% of our consolidated revenue for the period. We conduct services for these customers pursuant to master service agreements between them and our operating subsidiaries. During the year ended December 31, 2012, we had three customers that individually exceeded 10% of our consolidated revenue and in the aggregate represented 56% of consolidated revenue for the period. Based on the nature of our contracts and customer projects, our significant customers can change from year to year and the significant customers in any year may not be indicative of the largest customers in any subsequent year. However, we had a significant customer in 2012 and in 2013. In 2012, our significant customer represented 33% of our consolidated revenue for the year ended December 31, 2012. In 2013, our significant customer represented 32% of our consolidated revenue for the year ended December 31, 2013.

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

SAEXPLORATION HOLDINGS, INC.

Date: October 9, 2014	By:	/s/ Brent Whiteley
Brent Whiteley Chief Financial Officer, General Counsel and Secretary

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeff Hastings	Executive Chairman and Director	October 9, 2014
Jeff Hastings
/s/ Brian A. Beatty	Chief Executive Officer, President and Director	October 9, 2014
Brian A. Beatty	(Principal Executive Officer)
/s/ Brent Whiteley	Chief Financial Officer, General Counsel,	October 9, 2014
Brent Whiteley	Secretary, and Director (Principal Financial Officer)
/s/ Trisha M. Gerber	Chief Accounting Officer	October 9, 2014
Trisha M. Gerber	(Principal Accounting Officer)
*	Director	October 9, 2014
Eric S. Rosenfeld
*	Director	October 9, 2014
David D. Sgro
*	Director	October 9, 2014
Gary Dalton
*	Director	October 9, 2014
Gregory R. Monahan

*By:	/s/ Brent Whiteley
Brent Whiteley (Attorney-in-Fact)

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date
1.1	Form of Underwriting Agreement.	By Reference	S-1/A	April 28, 2011

2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the Registrant, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Registrant, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	May 28, 2013

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	June 28, 2013

3.2	Amended and Restated Bylaws.	By Reference	8-K	June 28, 2013

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Specimen Warrant Certificate.	By Reference	8-K	June 28, 2013

4.3	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.4	Amendment to Warrant Agreement dated June 24, 2013, by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	June 28, 2013

10.1	Credit Agreement dated as of November 28, 2012, by and among SAExploration Holdings, Inc., as parent, SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC, as borrowers, the lenders party thereto, and CP Admin Co LLC, as Administrative Agent.	By Reference	8-K/A	October 10, 2013

10.2	Amendment No. 1 to Credit Agreement dated as of December 5, 2012, by and among SAExploration Holdings, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, NES, LLC, the lenders party thereto, and CP Admin Co LLC, as Administrative Agent.	By Reference	8-K/A	October 10, 2013

10.3	Amendment No. 2 and Consent to Credit Agreement dated as of June 24, 2013, by and among SAExploration Holdings, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, NES, LLC, the lenders party thereto, and MC Admin Co LLC, as Administrative Agent.	By Reference	8-K/A	October 10, 2013

10.4	Joinder to Credit Agreement dated as of June 24, 2013, between the Registrant and MC Admin Co LLC.	By Reference	8-K	June 28, 2013

10.5	Amendment No. 3 to Credit Agreement dated as of October 31, 2013, by and among the Registrant, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, NES, LLC, the lenders party thereto, and MC Admin Co LLC, as Administrative Agent.	By Reference	8-K	November 1, 2013

10.6	Waiver Agreement dated as of October 31, 2013, among the Registrant, CLCH, LLC, Seismic Management Holdings Inc. and Brent Whiteley.	By Reference	S-4	November 1, 2013

10.7	Indemnity Escrow Agreement dated as of June 24, 2013, by and among SAExploration Holdings, Inc., CLCH, LLC, and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.8	Merger Consideration Escrow Agreement dated as of June 24, 2013, by and among SAExploration Holdings, Inc., CLCH, LLC, and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.9	Registration Rights Agreement dated June 24, 2013 by and between SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	June 28, 2013

10.10	Form of Indemnification Agreement.	By Reference	8-K	June 28, 2013

10.11	Unsecured Promissory Note in the amount of $17,500,000 by SAExploration Holdings, Inc. for the benefit of CLCH, LLC, as representative.	By Reference	8-K	June 28, 2013

10.12	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Jeff Hastings.	By Reference(*)	8-K	June 28, 2013

10.13	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Brian Beatty.	By Reference(*)	8-K	June 28, 2013

10.14	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Brent Whiteley.	By Reference(*)	8-K	June 28, 2013

10.15	Form of Non-Disclosure Agreement between the Registrant and each of Jeff Hastings, Brian Beatty and Brent Whiteley.	By Reference	8-K	June 28, 2013

10.16	Form of Lock-Up Agreement between the Registrant and each of the former stockholders of SAExploration Holdings, Inc.	By Reference	8-K	June 28, 2013

10.17	Employment Agreement dated July 1, 2011, by and between SAExploration, Inc. (f/k/a South American Exploration LLC) and Mike Scott.	By Reference(*)	8-K	June 28, 2013

10.18	Employment Agreement dated July 15, 2011, by and between SAExploration, Inc. (f/k/a South American Exploration LLC) and Darin Silvernagle.	By Reference(*)	8-K	June 28, 2013

10.19	SAExploration Holdings, Inc. 2013 Long-Term Incentive Plan.	By Reference(*)	8-K	June 28, 2013

10.20	SAExploration Holdings, Inc. 2013 Non-Employee Director Share Incentive Plan.	By Reference(*)	8-K	August 19, 2013

10.21	Form of Notice of Stock Award and Agreement under the SAExploration Holdings, Inc. 2013 Non-Employee Director Share Incentive Plan between the Registrant and each of Gary Dalton, Gregory R. Monahan, Eric S. Rosenfeld and David D. Sgro.	By Reference(*)	S-4/A	December 10, 2013

10.22	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of the Registrant’s Officers, Directors and Initial Stockholders.	By Reference	S-1/A	April 28, 2011

10.23	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	May 23, 2011

10.24	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	By Reference	S-1/A	April 28, 2011

10.25	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders and EarlyBirdCapital, Inc.	By Reference	S-1/A	April 28, 2011

10.26	Form of Subscription Agreements among the Registrant, Graubard Miller and the Purchasers of Insider Warrants and EBC Warrants.	By Reference	S-1/A	April 28, 2011

10.27	Form of Warrant Consent and Support Agreement.	By Reference	8-K	December 11, 2012

10.28	Master Contract for Seismic Acquisition Services in Western Canada dated as of April 14, 2013, by and between Talisman Sasol Montney Partnership and SAExploration (Canada) Ltd.	Herewith(**)

10.29	Contract No. 5500003014 for the Provision of Recording Service of 500 KM2 of 3D Seismic Survey at North Quifa dated June 20, 2013, between Meta Petroleum Corp. (a subsidiary of Pacific Rubiales Energy) and SAExploration Inc. Sucursal Colombia.	Herewith(**)

14.1	Code of Ethics.	By Reference	S-1/A	April 28, 2011

21.1	List of subsidiaries.	By Reference	10-K	April 3, 2014

23.1	Consent of Grant Thornton LLP.	By Reference	10-K/A	April 14, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	By Reference	10-K/A	April 14, 2014

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	By Reference	10-K/A	April 14, 2014

101.IN	XBRL Instance Document.	By Reference(***)	10-K	April 3, 2014

101.SCH	XBRL Taxonomy Extension Scheme Document.	By Reference(***)	10-K	April 3, 2014

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	By Reference(***)	10-K	April 3, 2014

101.DEF	XBRL Taxonomy Extension Definition Document.	By Reference(***)	10-K	April 3, 2014

101.LAB	XBRL Taxonomy Label Linkbase Document.	By Reference(***)	10-K	April 3, 2014

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	By Reference(***)	10-K	April 3, 2014

(*)	Denotes compensation arrangement.

(**)	Portions of this exhibit have been omitted and filed separately with the Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

(***)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

