Form 10-Q
period 2014-09-30
SAExploration Holdings, Inc.
filed 2014-11-07
CIK 1514732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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

Number of shares of common stock, $0.0001 par value, outstanding as of October 31, 2014: 14,870,549

SAEXPLORATION HOLDINGS, INC.
INDEX TO FORM 10-Q
September 30, 2014

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SAExploration Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,380	$17,351
Restricted cash	627	638
Accounts receivable, net of allowance for doubtful accounts of $0 and $254	76,975	40,928
Deferred costs on contracts	8,945	3,190
Prepaid expenses and other current assets	12,864	4,619
Deferred income tax assets	794	1,371
Total current assets	128,585	68,097
Property and equipment, net of accumulated depreciation and amortization of $42,925 and $31,871	67,103	64,572
Intangible assets, net of accumulated amortization of $383 and $311	1,122	1,260
Goodwill	2,060	2,150
Deferred loan issuance costs, net	6,521	9,115
Deferred income tax assets	714	743
Other assets	—	13
Total assets	$206,105	$145,950
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$32,511	$16,511
Accrued liabilities	12,012	3,124
Income and other taxes payable	5,528	7,073
Accrued payroll liabilities	11,034	4,497
Current portion of notes payable under credit agreement	—	800
Current portion of capital leases	339	485
Notes payable to related parties	—	500
Deferred revenue	1,420	7,927
Deferred income tax liabilities	69	69
Total current liabilities	62,913	40,986
Senior secured notes	150,000	—
Long-term portion of notes payable under credit agreement, net	—	79,888
Notes payable to Former SAE stockholders, at fair value	—	12,406
Long-term portion of capital leases	404	618
Deferred income tax liabilities	1,076	1,114
Total liabilities	214,393	135,012
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 55,000,000 shares authorized, 14,870,549 and 13,428,736 issued and outstanding at September 30, 2014 and December 31, 2013	2	2
Additional paid-in capital	27,985	27,485
Accumulated deficit	(37,367)	(14,511)
Accumulated other comprehensive loss	(2,508)	(2,083)
Total stockholders’ equity (deficit) attributable to the Corporation	(11,888)	10,893
Noncontrolling interest	3,600	45
Total stockholders’ equity (deficit)	(8,288)	10,938
Total liabilities and stockholders’ equity (deficit)	$206,105	$145,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue from services	$107,812	$47,429	$298,615	$174,575
Cost of services excluding depreciation and amortization expense	90,333	48,303	236,087	138,831
Depreciation and amortization expense included in cost of services	4,276	3,442	11,236	10,378
Gross profit (loss)	13,203	(4,316)	51,292	25,366
Selling, general and administrative expenses	10,057	7,951	30,267	22,169
Merger costs	—	591	—	1,174
Income (loss) from operations	3,146	(12,858)	21,025	2,023
Other income (expense):
Loss on early extinguishment of debt	(17,157)	—	(17,157)	—
Change in fair value of notes payable to Former SAE stockholders	—	(492)	(5,094)	(492)
Interest expense, net	(4,196)	(4,185)	(12,367)	(10,997)
Foreign exchange gain (loss), net	(1,252)	120	(1,052)	(1,179)
Other, net	(181)	151	512	(1,294)
Total other expense	(22,786)	(4,406)	(35,158)	(13,962)
Loss before income taxes	(19,640)	(17,264)	(14,133)	(11,939)
Provision for income taxes	1,906	12,838	5,168	13,620
Net loss	(21,546)	(30,102)	(19,301)	(25,559)
Less: net income attributable to noncontrolling interest	1,862	—	3,555	—
Net loss attributable to the Corporation	$(23,408)	$(30,102)	$(22,856)	$(25,559)

Net loss attributable to the Corporation per common share:
Basic	$(1.57)	$(2.25)	$(1.56)	$(2.88)
Diluted	$(1.57)	$(2.25)	$(1.56)	$(2.88)

Weighted average shares:
Basic	14,870,549	13,402,664	14,632,888	8,861,612
Diluted	14,870,549	13,402,664	14,632,888	8,861,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(21,546)	$(30,102)	$(19,301)	$(25,559)
Foreign currency translation loss	(638)	(47)	(425)	(2,337)
Total comprehensive loss	(22,184)	(30,149)	(19,726)	(27,896)
Less: comprehensive income attributable to noncontrolling interest	1,862	—	3,555	—
Comprehensive loss attributable to the Corporation	$(24,046)	$(30,149)	$(23,281)	$(27,896)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Shares Issued and Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) - Foreign Currency Translation	Total Corporation Stockholders’ Equity (Deficit)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2014	13,428,736	$2	$27,485	$(14,511)	$(2,083)	$10,893	$45	$10,938
Conversion - notes payable	—	—	500	—	—	500	—	500
Warrant exchange for common shares	1,441,813	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	(425)	(425)	—	(425)
Net income (loss)	—	—	—	(22,856)	—	(22,856)	3,555	(19,301)
Balance at September 30, 2014	14,870,549	$2	$27,985	$(37,367)	$(2,508)	$(11,888)	$3,600	$(8,288)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss attributable to the Corporation	$(22,856)	$(25,559)
Net income attributable to noncontrolling interest	3,555	—
Net loss	(19,301)	(25,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,125	11,159
Loss on early extinguishment of debt	17,157	—
Amortization of loan costs and debt discounts	1,836	1,985
Payment in kind interest	1,022	1,520
Deferred income taxes	568	1,812
Loss on disposal/sale of property and equipment	504	121
Notes payable early repayment penalty and fees to advisors	(9,174)	—
Change in the fair value of notes payable to Former SAE stockholders	5,094	492
Share-based compensation	—	1,100
Changes in operating assets and liabilities:
Accounts receivable	(36,047)	(18,679)
Accounts payable	15,920	18,773
Other assets and liabilities, net	(5,649)	143
Net cash used in operating activities	(15,945)	(7,133)
Investing activities:
Purchase of property and equipment	(15,828)	(3,906)
Proceeds from sale of property and equipment	72	—
Net cash used in investing activities	(15,756)	(3,906)
Financing activities:
Proceeds from issuance of senior secured notes	150,000	—
Net proceeds from Merger	—	35,277
Repayments of notes payable	(99,659)	(653)
Payment of loan issuance costs	(6,658)	(1,500)
Merger costs	—	(5,027)
Repayments of capital lease obligations	(396)	(637)
Dividend payments on Former SAE common shares	—	(10,000)
Dividend payments on Former SAE preferred shares	(1,072)	(5,084)
Net cash provided by financing activities	42,215	12,376
Effects of exchange rate changes on cash and cash equivalents	515	(296)
Net change in cash and cash equivalents	11,029	1,041
Cash and cash equivalents at the beginning of period	17,351	15,721
Cash and cash equivalents at the end of period	$28,380	$16,762

Supplemental disclosures of cash flow information:
Interest paid	$11,085	$6,871
Income taxes paid	$4,223	$3,299

Supplemental disclosures of cash flow information -- non-cash investing and financing activities:
Dividends accrued but unpaid on Former SAE preferred shares	$—	$1,072
Capital assets acquired under capital lease	$50	$98
Capital assets acquired included in accounts payable	$360	$287
Cash flow impact of merger	$—	$40,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

SAExploration Holdings, Inc. and its Subsidiaries (collectively, the “Corporation”) is an internationally-focused oilfield services company offering seismic data acquisition and logistical support services in Alaska, Canada, South America, and Southeast Asia to its customers in the oil and natural gas industry. In addition to the acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data on land, in transition zones and offshore in depths to 5,000 feet, the Corporation offers a full-suite of logistical support and in-field processing services. The Corporation operates crews around the world that utilize over 29,500 owned land and marine channels of seismic data acquisition equipment and other leased equipment as needed to complete particular projects. Seismic data is used by its customers, including major integrated oil companies, national oil companies and large international independent oil and gas exploration and production companies, to identify and analyze drilling prospects and maximize successful drilling. The results of the seismic surveys the Corporation conducts belong to its customers and are proprietary in nature; the Corporation does not acquire data for its own account or for future sale or maintain multi-client data libraries.
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
Basis of Presentation
The unaudited interim condensed consolidated financial statements of the Corporation as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of December 31, 2013. Although the financial statements and related information included herein have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, the Corporation believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s audited consolidated financial statements and the notes thereto included in the Corporation's 2013 Annual Report on Form 10-K/A. In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Corporation’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.
Certain amounts in the statements of operations for the three and nine months ended September 30, 2013 and statement of cash flows for the nine months ended September 30, 2013 presented herein have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss, stockholders' equity, or cash flows.
Significant Accounting Policies
There have been no changes to the significant accounting policies of the Corporation from the information provided in Note 3 of the Notes to Consolidated Financial Statements in the Corporation’s 2013 Annual Report on Form 10-K/A.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” ASU 2014-09 establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Corporation is currently reviewing this standard to assess

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

the impact of adoption on its consolidated financial statements and, if the effect of implementation is material, which of the two retrospective application methods provided in ASU 2014-09 will be applied.

NOTE 2 — MERGER BETWEEN TRIO MERGER CORP. AND SAEXPLORATION HOLDINGS, INC.

The Corporation was initially formed on February 2, 2011 under the name Trio Merger Corp. as a blank check company in order to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more business entities. On June 24, 2013 (the "Closing"), a wholly-owned subsidiary of the Corporation completed a merger ("Merger") under an Agreement and Plan of Reorganization, as amended ("Merger Agreement") with the entity formerly known as SAExploration Holdings, Inc. (“Former SAE”), at which time the business of Former SAE became the Corporation’s business.
The Merger was accounted for as a reverse acquisition in accordance with U.S. GAAP. Under this method of accounting, the Corporation was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former SAE issuing stock for the Corporation’s net assets, accompanied by a recapitalization. The Corporation’s net assets were stated at fair value, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Former SAE. The equity structure after the Merger reflects the Corporation’s equity structure. The accompanying condensed consolidated financial statements present the financial position, results of operations, and cash flows of Former SAE as if the Merger had been effective beginning with the earliest period presented.
As consideration for all Former SAE common and preferred shares held by Former SAE stockholders, and for shares they had the right to acquire, the Corporation issued common stock, cash, and a promissory note as further detailed in Note 2 of Notes to Consolidated Financial Statements as included in the Corporation's 2013 Annual Report on Form 10-K/A. An aggregate of 545,635 shares of the Corporation common stock issued to Former SAE stockholders at Closing were deposited in escrow to secure the indemnification obligations under the Merger Agreement. On June 24, 2014, 272,818 of the escrow shares were released to the Former SAE stockholders. The remaining 272,817 escrow shares will be released 30 days after the Corporation files its annual report on Form 10-K for its 2015 fiscal year, less any shares reserved to satisfy tax or environmental indemnification claims made prior to such date.
Additional purchase consideration of up to 992,064 shares of Corporation common stock may be earned by the Former SAE common stockholders based on achieving the Corporation earnings targets specified in the Merger Agreement for the 2013, 2014, or combined 2013 and 2014 fiscal years. The potential additional purchase consideration was valued at zero as of Closing and classified as an equity obligation. Common stock shares issued, if any, will be recorded in equity in the period the earnings target is achieved. The earnings target for 2013 was not achieved and no additional purchase consideration was issued. Additional purchase consideration of between zero and 496,032 shares of common stock can be earned for the 2014 fiscal year. Additional purchase consideration of between zero and 992,064 shares can be earned for achieving the combined 2013 and 2014 earnings target, but in no event can the total additional purchase consideration earned for all periods exceed 992,064 shares of common stock.
A portion of the merger consideration payable at Closing was allocable to holders of certain derivative securities of Former SAE that were not converted or exchanged prior to the Merger. As of September 30, 2014, a total of 97,075 shares of common stock were held in escrow pending the conversion or exercise of those derivative securities (the “Merger Consideration Escrow”). The escrow agreement provides that CLCH, LLC ("CLCH"), as nominee of the Corporation, will have voting control over all shares of Corporation common stock held in the Merger Consideration Escrow.
Expenses of $591 and $1,174 incurred for the Merger and not directly related to the issuance of equity were reported under merger costs in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2013.

NOTE 3     — EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to the Corporation by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to the Corporation by the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the exercise proceeds using the average market price of the Corporation's common stock for each of the periods presented.

The computation of basic and diluted net loss per share for the three and nine months ended September 30, 2014 and 2013 is as follows:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

	Three Months Ended			Nine Months Ended
	Net Loss Attributable to Corporation	Shares	Per Share	Net Loss Attributable to Corporation	Shares	Per Share
September 30, 2014
Basic loss per share	$(23,408)	14,870,549	$(1.57)	$(22,856)	14,632,888	$(1.56)
Effect of dilutive securities	—	—	—	—	—	—
Diluted loss per share	$(23,408)	14,870,549	$(1.57)	$(22,856)	14,632,888	$(1.56)

September 30, 2013
Basic loss per share	$(30,102)	13,402,664	$(2.25)	$(25,559)	8,861,612	$(2.88)
Effect of dilutive securities	—	—	—	—	—	—
Diluted loss per share	$(30,102)	13,402,664	$(2.25)	$(25,559)	8,861,612	$(2.88)

Warrants to purchase 581,807 shares of common stock have been excluded from the calculation of diluted net loss per share in the three and nine month periods ended September 30, 2014, since the $12.00 warrant exercise price was higher than the $8.31 per share price on September 30, 2014. For the three and nine month periods ended September 30, 2013, 130,644 shares attributable to the warrants of Former SAE, which were convertible into its common stock as a result of the Merger, were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

The common shares that may be earned as additional purchase consideration under the Merger Agreement will not be included in the calculation of earnings per share unless the related earnings targets are achieved.

NOTE 4 — SENIOR SECURED NOTES

On July 2, 2014, the Corporation entered into an Indenture ("Indenture") under which it issued $150,000 of senior secured notes ("Notes") due July 15, 2019, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. The senior secured notes bear interest at the annual rate of 10.0% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. The senior secured notes are guaranteed on a senior secured basis with a lien on substantially all assets of SAExploration Holdings, Inc. and each of the Corporation’s existing and future domestic subsidiaries, except for any immaterial subsidiaries ("Guarantors"). The liens securing the senior secured notes are subject to certain exceptions and permitted liens, which are contractually subordinated to a first priority lien on certain assets should the Corporation enter into a new credit facility in the future.
The proceeds from the senior secured notes were used to pay the amounts outstanding under the 2012 Credit Agreement and the notes payable to the Former SAE stockholders discussed further in Note 5, pay related fees and expenses, fund the purchase of equipment related to the Corporation’s Alaska operations, and for general corporate purposes. The Corporation has the right to redeem some or all of the Notes at a redemption price equal to the principal amount plus accrued and unpaid interest and a premium determined in accordance with the Indenture. The Indenture contains customary covenants including limitations on the transfer or sale of assets, payment of dividends, additional indebtedness or liens on assets, and entering into a merger or sale of substantially all of a subsidiaries’ assets.

In connection with the issuance of the Notes, the Corporation entered into a registration rights agreement in which the Corporation agreed to use its best efforts to register with the SEC a new series of freely tradable notes (“Exchange Notes”), which will be exchanged for the current Notes. The Corporation and the Guarantors further agreed to use best efforts to: (i) file a registration statement for the Exchange Notes with the SEC within 300 days after the issuance of the Notes; (ii) cause the registration statement to be declared effective within 390 days after the issue date of the Notes; and (iii) close the exchange offer 30 days after such registration statement is declared effective. In certain circumstances, the Corporation may be required to file a shelf registration statement to cover resale of the Notes. If the Corporation and the Guarantors do not meet the deadlines set forth above, additional interest as defined in the Indenture will be payable until the obligations described above are fulfilled.

NOTE 5 — NOTES PAYABLE

Notes Payable under Credit Agreement
On November 28, 2012, Former SAE entered into a four year term Credit Agreement for $80,000 (as amended, the “2012 Credit Agreement”), bearing interest at 13.5%. The 2012 Credit Agreement was collateralized by all the assets of Former SAE. The Corporation joined the 2012 Credit Agreement in the same capacity as Former SAE upon consummation of the Merger. The 2012 Credit Agreement required quarterly principal payments of $200 plus 0.25% of any additional amounts borrowed, with the remaining unpaid balance due at maturity in 2016.
All amounts outstanding under the 2012 Credit Agreement were repaid on July 2, 2014 from proceeds of the issuance of senior secured notes (see Note 4), and the 2012 Credit Agreement was terminated. The repayment and termination of the 2012 Credit Agreement resulted in a $17,157 charge to loss on early extinguishment of debt in the three and nine month periods ended September 30, 2014. The charge consisted of prepayment penalties of $8,877, write-off of unamortized loan discount and issuance costs totaling $7,983, and legal fees of $297.
Notes Payable to Former SAE Stockholders
On June 24, 2013, as Merger consideration to the Former SAE stockholders, the Corporation issued a $17,500 promissory note due June 24, 2023 and bearing interest of 10.0% to CLCH, the Former SAE stockholders' representative. At the date of issuance, the Corporation elected the fair value option for recording the note. As of the issuance date, the fair value of the promissory note was determined to be $11,775, utilizing a net present value approach based on a discount rate of 17.6%. In calculating the net present value, the Corporation used the average yield for similar instruments to determine the discount rate. The resulting change in fair value is reported in the results of operations under change in fair value of notes payable to Former SAE stockholders. The change in fair value reported for the three months ended September 30, 2014 and 2013 was $0 and $492 and for the nine months ended September 30, 2014 and 2013 was $5,094 and $492. All amounts outstanding under the notes payable to Former SAE stockholders were repaid on July 2, 2014 from proceeds of the issuance of senior secured notes, and the promissory note was terminated.
In October 2013, CLCH, Seismic Management Holdings Inc. and Brent Whiteley entered into a waiver agreement with the Corporation, pursuant to which each agreed to allow the Corporation to defer payment of interest on the notes payable to Former SAE stockholders until such payments were permitted to be made under the 2012 Credit Agreement. Cumulative deferred interest payments totaling $2,007 were recorded in accrued liabilities at June 30, 2014 and paid on July 2, 2014.
Notes Payable to Related Parties
At December 31, 2013, convertible promissory notes issued to Eric S. Rosenfeld and David D. Sgro, directors and founding stockholders of the Corporation ("Founders"), were outstanding in the amounts of $300 and $200, respectively. The Corporation recorded these notes payable at a combined carrying amount of $500 and estimated their combined fair value to be $886 as of December 31, 2013. When initially issued, the promissory notes were convertible into 1,000,000 warrants with an exercise price of $12 per share (the “Convertible Debt Warrants”).  On January 8, 2014, the Founders elected to convert these promissory notes in the aggregate principal amounts of $300 and $200, respectively, into Convertible Debt Warrants to exchange for an aggregate of 60,000 shares and 40,000 shares, respectively, of the Corporation’s common stock, par value $0.0001 per share. This transaction resulted in no gain or loss as the conversion feature was in the original convertible promissory notes agreements. Messrs. Rosenfeld and Sgro each exchanged such Convertible Debt Warrants for common stock, at a ratio of ten warrants for one share, in the Corporation’s Warrant Exchange described in Note 8.
NOTE 6 — INCOME TAXES

The Corporation records income tax expense for interim periods on the basis of an estimated annual effective tax rate.  The estimated annual effective tax rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, and changes to actual or forecasted permanent book to tax differences.  In addition, the Corporation reflects the tax effect of discrete items such as merger expenses, specific capital issuance expenses and accelerated finance charges in the quarter these events occur.

For the three month period ended September 30, 2014, the effective tax rate was negative 9.7%.  The primary reason the tax rate differs from the 35% Federal statutory corporate rate is the impact of increased valuation allowances and permanent tax differences including non-deductible financing costs and foreign tax expense.  For the three month period ended September 30, 2013, the effective tax rate was negative 74.4%.  The primary reason the tax rate differs from the 35% Federal statutory corporate rate is the impact of permanent tax differences including non-deductible merger and financing costs and foreign tax expense.

For the nine month period ended September 30, 2014, the effective tax rate was negative 36.6%.  The primary reason the tax rate differs from the 35% Federal statutory corporate rate is the impact of the full valuation allowance recorded and permanent tax differences including non-deductible financing costs and foreign tax expense. For the nine month period ended September 30, 2013, the effective tax rate was negative 114.1%.  The primary reason the tax rate differs from the 35% federal statutory corporate rate is the impact of permanent tax differences including non-deductible merger and financing costs and foreign tax expense.

The Corporation believes that without positive evidence, it is more likely than not that the benefit from certain net operating losses (“NOL”) carryforwards and foreign tax credits may not be realized. In recognition of this risk, the Corporation has maintained a full valuation allowance for the deferred tax assets relating to these NOL carryforwards and foreign tax credits of certain countries, which had caused the unusually high effective tax rate.

NOTE 7 — DIVIDENDS ON FORMER SAE CONVERTIBLE PREFERRED STOCK

Former SAE issued an aggregate of $5,000 in Series A Convertible Preferred Stock with cumulative dividends, payable monthly, at the rate of 10.5% per annum. In connection with the Merger, the Series A Convertible Preferred Stock were retired on June 24, 2013. Cumulative dividends of $1,072 remained unpaid until July 2, 2014, when they were paid upon retirement of the 2012 Credit Agreement.

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Corporation is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights, and preferences as may be determined from time to time by the Corporation’s Board of Directors. As of September 30, 2014, there were no shares of preferred stock issued or outstanding.

Common Stock

The Corporation is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2014, a total of 14,870,549 shares were issued and outstanding.

Warrants

On January 7, 2014, the Corporation commenced an offer to exchange warrants for up to 1,500,000 shares of its common stock (the “Warrant Exchange”). Each warrant holder had the opportunity to receive one share of the Corporation’s common stock in exchange for every ten outstanding warrants tendered by the holder and exchanged pursuant to the Warrant Exchange. In lieu of issuing fractional shares of common stock, the Corporation paid cash to each holder of warrants who would otherwise have been entitled to receive fractional shares. On February 14, 2014, the Corporation issued 1,441,813 shares and paid a total of $0.05 cash in lieu of fractional shares in exchange for 14,418,193 warrants tendered in the Warrant Exchange. The Warrant Exchange was accounted for as a capital transaction involving an exchange of equity with no recognition of gain or loss. New shares of common stock were issued and the par value amount associated with that common stock of $0.14 was added to additional paid in capital. The following table shows the roll forward of total public and private warrants for December 31, 2013 to September 30, 2014:

Total warrants outstanding at December 31, 2013	15,000,000
Less: warrants converted to common shares	(14,418,193)	(1)
Total warrants outstanding at September 30, 2014	581,807

(1) Includes conversion of the Convertible Debt Warrants.

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

Share-Based Compensation

Share-based compensation was expensed and additional paid-in capital increased by $1,100 for the nine months ended September 30, 2013, as a result of the accelerated vesting of Former SAE restricted stock grants due to the Merger.
On June 21, 2013, the stockholders approved the Corporation’s 2013 Long-Term Incentive Compensation Plan for the benefit of certain employees performing services for the Corporation. The plan reserves up to 792,513 shares of the Corporation’s common stock for issuance in accordance with the plan’s terms including a maximum of up to 396,256 shares that may be issued pursuant to awards of restricted stock. As of September 30, 2014, no shares have been issued under the plan.

On November 1, 2013, the Corporation’s non-employee director share incentive plan became effective, which provides for discretionary grants of stock awards to the Corporation’s independent non-employee directors, as determined by the Corporation’s board of directors from time to time. The awards may take the form of unrestricted or restricted shares of the Corporation’s common stock or options to purchase shares of the Corporation’s common stock. The Corporation has reserved 400,000 shares of common stock for issuance under the 2013 Non-Employee Director Plan. As of December 31, 2013, 26,072 shares were issued under the plan. These shares vested immediately at issuance and the Corporation recorded share-based compensation of $200. No shares were issued under the plan during the nine months ended September 30, 2014.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Corporation has certain assets and liabilities that are required to be measured and disclosed at fair value in accordance with GAAP. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. When an asset or liability is required to be measured at fair value, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs using a fair value hierarchy as follows:

Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2: Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions. Measurement is based on prices or valuation models requiring inputs that are both significant to the fair value measurement and supported by little or no market activity.

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses are a reasonable estimate of their fair values due to their short duration.

Corporation financial instruments measured at fair value on a recurring basis are as follows:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

		Fair Value
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Notes payable to Former SAE stockholders:
Balance at December 31, 2013	$12,406	$—	$—	$12,406
Realized loss	5,094	—	—	5,094
Repayment of notes	(17,500)	—	—	(17,500)
Balance at September 30, 2014	$—	$—	$—	$—

Balance at June 24, 2013	$11,775	$—	$—	$11,775
Unrealized loss	492	—	—	492
Balance at September 30, 2013	$12,267	$—	$—	$12,267

At June 30, 2014, the fair value of notes payable to Former SAE stockholders was derived based on a probability weighted approach including consideration of the risk of refinancing, resulting in an unrealized loss of $5,094 reported under change in fair value of notes payable to Former SAE stockholders for the nine months ended September 30, 2014. On July 2, 2014, the notes payable to Former SAE stockholders were refinanced, resulting in their repayment and termination, and the realization of the loss previously recorded. During 2013, the fair value of the note payable to Former SAE stockholders was derived using the net present value of expected cash flow discounted using a rate based on yield curves for similar U.S. Dollar debt instruments adjusted for the specific terms of the note payable to the Former SAE stockholders and other factors such as the Corporation’s own cost of capital in recent financing transactions. An unrealized loss of $492 was reported under change in fair value of notes payable to Former SAE stockholders for the three and nine months ended September 30, 2013.

Corporation financial instruments not recorded at fair value consist of the senior secured notes and notes payable under credit agreement. The senior secured notes were issued on July 2, 2014. At September 30, 2014, the carrying value of the senior secured notes was $150,000 and the estimated fair value was $148,875. The fair value is determined by a market approach using dealer quoted period-end bond prices. This instrument is classified as Level 2 as valuation inputs for fair value measurements are dealer quoted market prices at September 30, 2014 obtained from independent third party sources. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

At December 31, 2013, the carrying value of notes payable under credit agreement, net of discount, was $80,688 and the estimated fair value was $78,721. The fair value as of December 31, 2013 was derived using the net present value of expected cash flow discounted based on yields for similar U.S. Dollar debt instruments adjusted for the specific terms of the credit agreement and other factors. This instrument is classified as Level 3 since the fair value is principally based on a valuation model supported by little market activity. On July 2, 2014, the notes payable under credit agreement were repaid with proceeds from issuance of the senior secured notes.

The Corporation's non-financial assets include goodwill, property and equipment, and other intangible assets, which are classified as Level 3 assets. These assets are measured at fair value on a nonrecurring basis as part of the Corporation's impairment assessments and as circumstances require. Goodwill is subjected to an annual review for impairment or more frequently as required. The Corporation's 2014 evaluation of goodwill concluded that it was not impaired.

NOTE 10 — NONCONTROLLING INTEREST

Effective November 19, 2012, an agreement was entered into between a subsidiary of the Corporation and Kuukpik Corporation (“Kuukpik”) to form a separate legal entity (“Joint Venture”) for the purpose of performing contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the north slope of Alaska (onshore or offshore) for a period of five years. The Corporation and Kuukpik’s percentage ownership interest in the Joint Venture are 49.0% and 51.0%, respectively. The sole source of revenue of the Joint Venture is contracts performed by the Corporation. Pre-award costs incurred on potential contracts by Kuukpik and the Corporation are absorbed by each party and not by the Joint Venture. The Joint Venture receives 10% of gross revenues of all contracts performed by the Corporation, which is distributed to Kuukpik and the Corporation based on their relative ownership percentages. Risk of loss on a contract, including credit risk, is the Corporation's sole responsibility. Based on its power to influence the significant business activities of the Joint Venture and its responsibility to absorb contract losses, the Corporation was determined to be the primary beneficiary under ASC Topic 810 and as such consolidates the Joint Venture. The results of the Joint Venture are combined with the Corporation and all intercompany transactions are eliminated upon consolidation. Amounts reflected for the Joint Venture in the unaudited condensed consolidated financial statements consist of the balances reported under net income attributable to noncontrolling interest for the three and nine month periods ended September 30, 2014 and 2013 and noncontrolling interest on the September 30, 2014 and December 31, 2013 balance sheets.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

As of September 30, 2014, the Corporation has entered into commitments for the purchase of equipment to be utilized in its Alaska operations totaling approximately $26,830, of which $9,741 has been deposited with the equipment vendors and reported under property and equipment in the September 30, 2014 balance sheet.

On August 14, 2013, a former investment banker for the Corporation filed a lawsuit in Canada seeking damages for alleged entitlement to a success fee. On July 24, 2014, the Corporation entered into an agreement to settle the disputed fees resulting in a charge of $657 to selling, general and administrative expenses for the nine months ended September 30, 2014. The settlement was accrued as of June 30, 2014 and paid during the third quarter of 2014.

The Corporation is involved in various legal proceedings involving contractual and employment relationships, liability claims, and a variety of other matters. The outcome of these legal proceedings and other matters is not expected to have, either individually or in the aggregate, a material adverse effect on the Corporation’s financial position, results of operations, or cash flows.
NOTE 12 — SUBSEQUENT EVENT

On November 6, 2014, the Corporation entered into a credit and security agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) for a $20,000 secured revolving line of credit (“Credit Facility”), maturing November 6, 2017. The Credit Facility will be used for working capital purposes and includes an accordion feature that allows for an increase in the line of credit of up to an additional $10,000 with approval and a sub facility for letters of credit, as needed. The Credit Facility bears interest at the daily three month LIBOR plus 3.0%.

Borrowings under the Credit Facility are subject to borrowing base availability and shall not exceed 85% of the amount of eligible accounts receivable, as defined, plus the lesser of $20,000 or 85% of the orderly net liquidation value of existing eligible equipment per appraisal and 85% of hard costs of acquired eligible equipment, less the aggregate amount of any reserves established by Wells Fargo. If borrowings under the Credit Facility exceed $5,000, the Corporation is subject to minimum monthly EBITDA requirements on a consolidated basis and on the Corporation’s United States operations. The Credit Facility contains customary covenants including limitations on the transfer or sale of assets, payment of dividends, permitting a change in control, and additional indebtedness or liens on assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Part I, Item 1A of our 2013 Annual Report on Form 10-K, as amended, and in Part II, Item 1A in this Form 10-Q. See “Forward-Looking Statements” below. Amounts are in thousands, except for share amounts and as otherwise noted.

Highlights

The following discussion is intended to assist in understanding our financial position at September 30, 2014, and our results of operations for the three and nine months ended September 30, 2014. Financial and operating results for the three months ended September 30, 2014 include:

•	Revenues from services for the three months ended September 30, 2014 increased to $107,812 from $47,429 in 2013.

•	Gross profit for the three months ended September 30, 2014 increased to 12.2% from a negative gross profit of (9.1)% in 2013.

•	Operating income for the three months ended September 30, 2014 was $3,146 compared to an operating loss of $(12,858) in 2013.

•	Net loss for the three months ended September 30, 2014 was $(21,546) compared to net loss of $(30,102) in 2013.

•	Adjusted EBITDA for the three months ended September 30, 2014 increased to $7,429 compared to $(8,327) for 2013.

•	Cash and cash equivalents totaled $28,380 as of September 30, 2014 compared to $16,762 as of September 30, 2013.

Overview

We are an internationally-focused oilfield services company offering a full range of seismic data acquisition and logistical support services in Alaska, Canada, South America, and Southeast Asia to our customers in the oil and natural gas industry. We were initially formed on February 2, 2011 as a blank check company in order to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more business entities. On June 24, 2013, the Merger with Former SAE was consummated, at which time our business became the business of Former SAE.

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

Our contracts are either term (variable pricing) or turnkey (fixed price). Revenue is recognized on the term contracts at the rate provided in the particular contract. Under turnkey contracts, we recognize revenue based upon measurable outputs from the project. Generally, these outputs are verified by a customer representative in the field on a daily or weekly basis. Once the progress from the field is acknowledged by the customer representative, the information is then used to assemble the monthly invoices.

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

Our customers continue to request increased recording channel capacity on a per crew or project basis in order to produce higher resolution images, to increase crew efficiencies and to allow us to undertake larger scale projects. In order to meet these demands, we routinely deploy a variable number of land and marine channels through various sources with multiple crews in an effort to maximize asset utilization and meet customer needs. We believe that increased channel counts and more flexibility of deployment will result in increased crew efficiencies, which we believe should translate into higher revenues and margins.

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
During the past three years, we dedicated a significant portion of our capital investment to purchasing and leasing wireless recording systems rather than the traditional wired systems. We utilize this equipment as primarily stand-alone recording systems, but on occasion it is used in conjunction with cable-based systems. The wireless recording systems allow us to gain further efficiencies in data recording and provide greater flexibility in the complex environments in which we operate. In addition, we have realized increased crew efficiencies and lessened the environmental impact of our seismic programs due to the wireless recording systems because they require the presence of fewer personnel and less equipment in the field. We believe we will experience continued demand for wireless recording systems in the future.

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
Results of Operations

The following tables set forth, for the periods indicated, certain financial data derived from our unaudited condensed consolidated statements of operations. Percentages shown in the table below are percentages of total revenue.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Our operating results for the three months ended September 30, 2014 and 2013 are highlighted below (amounts in thousands):

	Three Months Ended September 30,
	2014	% of Revenue	2013	% of Revenue
Revenue from services:
North America	$39,856	37.0%	$32,545	68.6%
South America	67,956	63.0%	9,463	20.0%
Southeast Asia	—	—%	5,421	11.4%
Total revenue	107,812	100.0%	47,429	100.0%
Gross profit (loss)	13,203	12.2%	(4,316)	(9.1)%
Selling, general and administrative expenses	10,057	9.3%	7,951	16.8%
Merger costs	—	—%	591	1.2%
Income (loss) from operations	3,146	2.9%	(12,858)	(27.1)%
Other income (expense)	(22,786)	(21.1)%	(4,406)	(9.3)%
Provision for income taxes	1,906	1.8%	12,838	27.1%
Less net income attributable to noncontrolling interest	1,862	1.7%	—	—%
Net loss attributable to the Corporation	$(23,408)	(21.7)%	$(30,102)	(63.5)%

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Our operating results for the nine months ended September 30, 2014 and 2013 are highlighted below (amounts in thousands):

	Nine Months Ended September 30,
	2014	% of Revenue	2013	% of Revenue
Revenue from services:
North America	$119,797	40.1%	$85,934	49.2%
South America	178,068	59.6%	64,690	37.1%
Southeast Asia	750	0.3%	23,951	13.7%
Total revenue	298,615	100.0%	174,575	100.0%
Gross profit	51,292	17.2%	25,366	14.5%
Selling, general and administrative expenses	30,267	10.2%	22,169	12.7%
Merger costs	—	—%	1,174	0.6%
Income from operations	21,025	7.0%	2,023	1.2%
Other income (expense)	(35,158)	(11.8)%	(13,962)	(8.0)%
Provision for income taxes	5,168	1.7%	13,620	7.8%
Less net income attributable to noncontrolling interest	3,555	1.2%	—	—%
Net loss attributable to the Corporation	$(22,856)	(7.7)%	$(25,559)	(14.6)%

Revenue from Services.

North America: Revenues in North America for the three and nine months ended September 30, 2014 increased by $7,311 or 22.5% and $33,863 or 39.4%, respectively, compared to $32,545 and $85,934, respectively, for the three and nine months ended September 30, 2013. The increase in revenues was due principally to increased 2014 revenues in Alaska resulting from an overall increase in seismic activity and market share in the North Slope region compared to 2013, partially offset by significantly reduced revenues in Canada. The market in the North Slope region of Alaska experienced significant growth during the 2014 winter season as a result of favorable market and regulatory conditions for oil and gas producers. In 2014, the Canadian market was adversely impacted by regulatory issues that slowed the government approval process, which resulted in cancelled and delayed projects.

South America: Revenues in South America for the three and nine months ended September 30, 2014 increased by $58,493 or 618.1% and $113,378 or 175.3%, respectively, compared to $9,463 and $64,690, respectively, for three and nine months ended September 30, 2013. The increase in revenues during 2014 was due mainly to major projects in Peru and Bolivia and overall increased exploration activity in South America.

Southeast Asia: Revenues in Southeast Asia for the three and nine months ended September 30, 2014 decreased by $(5,421) or (100.0)% and $(23,201) or (96.9)%, respectively, compared to $5,421 and $23,951, respectively, for three and nine months ended September 30, 2013. The decrease in revenue for Southeast Asia was due primarily to Papua New Guinea and Malaysia, which had major projects during 2013 compared to no activity in 2014. Southeast Asia remains a burgeoning, yet competitive market for shallow-water seismic activity.

Gross Profit.  Gross profit was $13,203, or 12.2% of revenues for the three months ended September 30, 2014 compared to a negative gross profit of $(4,316), or a negative (9.1)% of revenues, for the three months ended September 30, 2013. Factors contributing to the improvement in gross profit as a percentage of revenue during the three month period were:

•
In 2013, costs were incurred on a shallow-water fixed-fee project in Malaysia as a result of a lead vessel experiencing more than a week’s downtime for repair. The downtime in Malaysia resulted in the entire seismic acquisition crew being placed on stand-by for the duration of the repairs. These costs amounted to approximately $6,300.

•	In 2013, 52% of our revenues were in Canada during its off-season. Canada experiences a more competitive market during this time than is typical of its winter operations, resulting in lower margins.

For the nine months ended September 30, 2014, gross profit was $51,292, or 17.2% of revenues, compared to gross profit of $25,366, or 14.5% of revenues, for the nine months ended September 30, 2013. The lower 2013 gross profit as a percentage of revenues was primarily due to costs incurred on the shallow-water fixed-fee project in Malaysia discussed above.

Within the seismic data services industry, gross profit is presented both with or without depreciation and amortization expense on equipment used in operations. Our gross profit is presented after reduction for depreciation and amortization expense on equipment used in operations. The following table discloses gross profit on both bases:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	% of Revenue	2013	% of Revenue	2014	% of Revenue	2013	% of Revenue
Gross profit (loss) as presented	$13,203	12.2%	$(4,316)	(9.1)%	$51,292	17.2%	$25,366	14.5%
Depreciation and amortization expense included in cost of services	4,276	4.0%	3,442	7.3%	11,236	3.7%	10,378	6.0%
Gross profit (loss) excluding depreciation and amortization expense included in cost of services	$17,479	16.2%	$(874)	(1.8)%	$62,528	20.9%	$35,744	20.5%

Selling, General and Administrative Expenses. For the three months ended September 30, 2014, selling, general and administrative (“SG&A”) expenses increased by $2,106 to $10,057 or 9.3% of revenues compared to $7,951 or 16.8% of revenues for the three months ended September 30, 2013. For the nine months ended September 30, 2014, SG&A increased by $8,098 to $30,267 or 10.2% of revenues compared to $22,169 or 12.7% of revenues for the nine months ended September 30, 2013. The decrease in SG&A expenses as a percentage of revenues was due to the overall increase in revenue and the benefits from our previously planned scaling of internal infrastructure we are building to manage our continuing growth. The increase in 2014 SG&A expenses was due to higher administrative costs to support our continued growth in South America, higher compensation expenses, and expenses related to additional accounting and financial staff and outside consultants, attorneys and auditors to satisfy our increased obligations as a public company.

Merger Costs. Expenses of $591 and $1,174 were incurred during the three and nine months ended September 30, 2013 in connection with the merger of Trio Merger Corp. and SAExploration Holdings, Inc. as discussed in Note 2 to the unaudited condensed consolidated financial statements.

Other Income (Expense). Other income (expense) increased by expense of $(18,380) for the three months ended September 30, 2014 and by expense of $(21,196) for the nine months ended September 30, 2014. The increase in expense in the three and nine month periods was primarily due to the loss on early extinguishment of debt recorded in the three and nine months ended September 30, 2014 of $17,157, which resulted from the repayment and termination of the 2012 Credit Agreement on July 2, 2014 as discussed further in Note 5 to the unaudited condensed consolidated financial statements. Additionally, for the nine months ended September 30, 2014, expense of $5,094 was recorded to reflect the change in the fair value of notes payable to Former SAE stockholders to the amount repaid with the proceeds of the senior secured notes compared to expense of $492 for the three and nine months ended September 30, 2013.

Provision for Income Taxes. For the three months ended September 30, 2014, the provision for income taxes was $1,906 representing a negative 9.7% effective tax rate compared to the provision for income taxes of $12,838 for the three months ended September 30, 2013 at a negative 74.4% effective tax rate. The decrease in the provision for income taxes of $10,932 was primarily due to the larger increase in the valuation allowance recorded in 2013. For the nine months ended September 30, 2014, the provision for income taxes was $5,168 representing a negative 36.6% effective tax rate compared to the provision for income taxes of $13,620 for the nine months ended September 30, 2013 at a negative 114.1% effective tax rate.  The decrease in the provision for income taxes of $8,452 was primarily due to the larger increase in the valuation allowance recorded in 2013.

We record income tax expense for interim periods on the basis of an estimated annual effective tax rate.  The estimated annual effective tax rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, and changes to actual or forecasted permanent book to tax differences.  In addition, we reflect the tax effect of discrete items such as merger expenses, specific capital issuance expenses and accelerated finance charges in the quarter these events occur. We believe that without positive evidence, it is more likely than not that the benefit from certain net operating losses (“NOL”) carryforwards and foreign tax credits may not be realized. In recognition of this risk, we maintain a full valuation allowance for the deferred tax assets relating to these NOL carryforwards and foreign tax credits of certain countries, which caused the unusually high effective tax rate.

Net Loss Attributable to the Corporation. For the three months ended September 30, 2014, net loss attributable to the Corporation was $23,408 compared to $30,102 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, net loss attributable to the Corporation was $22,856 compared to $25,559 for the nine months ended September 30, 2013.

The decrease in net loss for the three months ended September 30, 2014 was primarily due to the following factors:

•	Higher revenues, primarily in Peru and Alaska;

•	Higher gross profit, and lower SG&A expenses as a percentage of revenues; and

•	Proportionately lower provision for income taxes; partially offset by

•	Loss on early extinguishment of debt resulting from the repayment of notes in connection with the issuance of the senior secured notes.

The decrease in net loss for the nine months ended September 30, 2014 was primarily due to the following factors:

•	Higher revenues, primarily in Alaska, Peru and Bolivia;

•	Higher gross profit, and lower SG&A expenses as a percentage of revenues; and

•	Proportionately lower provision for income taxes; partially offset by

•	Loss on early extinguishment of debt and change in fair value of notes payable to Former SAE stockholders resulting from the repayment of notes in connection with the issuance of senior secured notes.

Adjusted EBITDA. For the three months ended September 30, 2014, adjusted EBITDA was $7,429 compared to $(8,327) for the three months ended September 30, 2013. For the nine months ended September 30, 2014, adjusted EBITDA was $34,423 compared to $15,394 for the nine months ended September 30, 2013. The increase was due primarily to higher revenue earned during the 2014 periods, improved gross profit due in part to the downtime costs incurred in 2013 of approximately $6,300 on the shallow-water fixed-fee project in Malaysia, and lower 2014 SG&A as a percentage of revenue resulting from the scaling of internal infrastructure we are building to manage our continuing growth.

Liquidity and Capital Resources

Cash Flows.   Cash used in operations for the first nine months of 2014 was $15,945, compared to cash used in operations of $7,133 for the first nine months of 2013, an increase in cash used in operations of $8,812. Cash provided by net loss and net cash adjustments to net loss increased to $9,831 for the nine months ended September 30, 2014 compared to cash used by net loss and net cash adjustments to net loss of $7,370 for the nine months ended September 30, 2013 as a result of higher income from operations in 2014. Net changes in operating assets and liabilities resulted in cash used of $25,776 for the nine months ended September 30, 2014 compared to cash provided of $237 for the nine months ended September 30, 2013, primarily due to higher accounts receivable from increased revenues and longer contractual payment terms in accordance with standard business practices for South American customers.

Working Capital.   Working capital as of September 30, 2014 was $65,672 compared to $27,111 as of December 31, 2013. The increase in working capital during 2014 was principally the result of the increase in income from operations and the cash proceeds from the issuance of senior secured notes in July 2014.

Capital Expenditures.  Cash used in investing activities for the first nine months of 2014 was $15,756, compared to cash used in investing activities of $3,906 for the first nine months of 2013, an increase in cash used of $11,850. The increase was due to higher capital expenditures for the nine months ended September 30, 2014 of $15,828 compared to $3,906 for the nine months ended September 30, 2013. The increased capital expenditures consisted primarily of deposits on equipment for the Alaska operations, camp and drilling equipment purchases in Peru and Colombia in line with our focus on South American operations, and a combination of mechanical equipment, computer equipment and electronics associated with our wireless strategy in Southeast Asia and North and South America. Utilizing the proceeds of the senior secured notes discussed below, we intend to expend an additional $20 million on equipment for the Alaska market during the fourth quarter of 2014 .

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

Financing. Cash provided by financing activities for the first nine months of 2014 was $42,215, compared to cash provided by financing activities of $12,376 for the first nine months of 2013, an increase in cash provided of $29,839. The increase in cash provided in the first nine months of 2014 was primarily due to the issuance of the senior secured notes discussed further below, less debt repaid with the proceeds and loan issuance costs incurred on the transaction. The increase in cash provided in the first nine months of 2013 was primarily from the net proceeds of the Merger, less Merger costs and dividends paid to Former SAE common and preferred stockholders.

On July 2, 2014, we issued senior secured notes ("Notes") totaling $150,000 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. The proceeds of these Notes were used to pay the amounts owed under the 2012 Credit Agreement, the notes payable to Former SAE stockholders, and related professional fees and expenses, and will be used to fund the purchase of equipment for our Alaska operations and for general corporate purposes.

The Notes bear interest at the annual rate of 10.0% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. The Notes are guaranteed on a senior secured basis with a lien on substantially all assets of SAExploration Holdings, Inc. and each of our existing and future domestic subsidiaries, except for any immaterial subsidiaries ("Guarantors"). The liens securing the senior secured notes are subject to certain exceptions and permitted liens, which are contractually subordinated to a first priority lien on certain assets should we enter into a new credit facility in the future.

We have the right to redeem some or all of the Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, together with accrued and unpaid interest to, but not including, the redemption date, if redeemed on or after January 15, 2017 as indicated:

Period	Percentage
On or after January 15, 2017 and prior to July 15, 2017	107.50%
On or after July 15, 2017 and prior to July 15, 2018	105.00%
On and after July 15, 2018	100.00%

We also have the right to redeem some or all of the Notes at any time or from time to time prior to January 15, 2017, at a redemption price equal to 100% of the principal amount thereof plus an applicable premium determined in accordance with the Indenture and accrued and unpaid interest to, but not including, the redemption date. In addition, we have the right to redeem from time to time up to 35% of the aggregate outstanding principal amount of the Notes before January 15, 2017, with the net proceeds of an equity offering at a redemption price equal to 110% of the principal amount thereof, plus accrued but unpaid interest to, but not including, the redemption date.

Subject to certain exceptions, upon the occurrence of a Change of Control (as defined in the Indenture), each holder of Notes will have the right to require us to purchase that holder’s Notes for a cash price equal to 101% of the principal amounts to be purchased, plus accrued and unpaid interest to the date of purchase. Upon the occurrence of an Asset Sale (as defined in the Indenture), each holder of Notes will have the right to require us to purchase that holder’s Notes for a cash price equal to 100% of the principal amounts to be purchased, plus accrued and unpaid interest to the date of purchase, prepayment or redemption, from any proceeds from the Asset Sale in excess of $7.5 million that are not otherwise used by us to either reduce our debt, reinvest in assets or acquire a permitted business.

The Indenture contains various covenants, including, but not limited to, covenants that, subject to certain exceptions, limit our ability and our restricted subsidiaries, including the Guarantors, to, among other things: (i) transfer or sell assets; (ii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iii) incur or guarantee additional indebtedness or, with respect to our restricted subsidiaries, issue preferred stock; (iv) create or incur liens; (v) incur dividend or other payment restrictions affecting its restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of its or its subsidiaries’ assets; (vii) enter into transactions with affiliates; (viii) engage in business other than its current business and reasonably related extensions thereof; and (ix) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Notes.

In connection with the issuance of the Notes, we entered into a registration rights agreement in which we agreed to use our best efforts to register with the SEC a new series of freely tradable notes (“Exchange Notes”), which will be exchanged for the current Notes. We and the Guarantors further agreed to use best efforts to: (i) file a registration statement for the Exchange Notes with the SEC within 300 days after the issuance of the Notes; (ii) cause the registration statement to be declared effective within 390 days after the issue date of the Notes; and (iii) close the exchange offer 30 days after such registration statement is declared effective. In certain circumstances, we may be required to file a shelf registration statement to cover resale of the Notes. If the deadlines set forth above are not met, additional interest as defined in the Indenture will be payable until the obligations described above are fulfilled.

Use of EBITDA (Non-GAAP measure) as a Performance Measure

We use an adjusted form of EBITDA to measure period over period performance, which is not derived in accordance with U.S. GAAP. Adjusted EBITDA is defined as net income (loss) plus interest expense, less interest income, plus loss on early extinguishment of debt, plus unrealized loss on change in fair value of notes payable to Former SAE stockholders, plus income taxes, plus depreciation and amortization, plus non-recurring major expenses outside of operations, plus non-recurring one-time expenses and unrealized foreign exchange gain or loss. Our management uses adjusted EBITDA as a supplemental financial measure to assess:

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

The terms EBITDA and adjusted EBITDA are not defined under U.S. GAAP, and we acknowledge that these are not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. When assessing our operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net income (loss), cash flow from operating activities or other cash flow data calculated in accordance with U.S. GAAP. In addition, our calculation of adjusted EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner. Further, the results presented by adjusted EBITDA cannot be achieved without incurring the costs that the measure excludes.

The computation of our adjusted EBITDA (a non-GAAP measure) from net income (loss), the most directly comparable U.S. GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Net loss	$(21,546)		$(30,102)		$(19,301)		$(25,559)
Depreciation and amortization	4,579	(1)	3,701		12,125	(1)	11,159
Interest expense, net	4,196		4,185		12,367		10,997
Loss on early extinguishment of debt	17,157	(2)	—		17,157	(2)	—
Unrealized loss on change in fair value of notes payable to Former SAE stockholders	—	(3)	492		5,094	(3)	492
Provision for income taxes	1,906		12,838		5,168		13,620
Foreign exchange (gain) loss, net	1,252		(120)		1,052		1,179
Non-recurring expense	(115)	(5)	679	(4)	761	(5)	3,506	(4)
Adjusted EBITDA	$7,429		$(8,327)		$34,423		$15,394

(1)	Depreciation and amortization expense was charged to the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2014	2014	2013
Cost of services	$4,276	$3,442	$11,236	$10,378
Selling, general and administrative expenses	303	259	889	781
Total depreciation and amortization	$4,579	$3,701	$12,125	$11,159

(2)
The repayment and termination of the 2012 Credit Agreement on July 2, 2014 resulted in a $17,157 charge to loss on early extinguishment of debt in the three and nine month periods ended September 30, 2014. The charge consisted of prepayment penalties of $8,877, write-off of unamortized loan discount and issuance costs totaling $7,983, and legal fees of $297.

(3)
The notes payable to Former SAE stockholders were recorded at fair value as discussed in Note 5 to the condensed consolidated financial statements. All amounts outstanding under the notes payable to Former SAE stockholders were repaid on July 2, 2014 from proceeds of the issuance of the senior secured notes and the promissory note terminated.

(4)
2013 non-recurring expenses primarily consist of third-party financing costs, share-based compensation expense related to the accelerated vesting of Former SAE’s restricted shares in connection with the Merger, costs associated with the Merger, and one-time severance costs related to the reduction of staff in Colombia.

(5)
2014 non-recurring expenses primarily consist of the settlement of disputed fees with a former financial advisor to the Corporation. As of June 30, 2014, we recorded a liability of $657 related to this settlement which was paid during the third quarter of 2014. During the three months ended September 30, 2014, legal expenses of $120 were reclassified to loss on early extinguishment of debt.

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of critical accounting policies see the section entitled “SAE’s Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K, as amended.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” ASU 2014-09 establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016, using one of two retrospective application methods. Early adoption is not permitted. We are currently reviewing this standard to assess the impact of adoption on our consolidated financial statements.

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

You should refer to our other periodic and current reports filed with the SEC and the risk factors from our 2013 Annual Report on Form 10-K, as amended, for specific risks which would cause actual results to be significantly different from those expressed or implied by any of our forward-looking statements. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, readers of this report are cautioned not to place undue reliance on the forward-looking statements.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the quarter ended September 30, 2014, due to the fact that there were material weaknesses in our internal control over financial reporting as discussed in more detail in our 2013 Annual Report on Form 10-K, as amended, under Part II Item 9A.

Remediation Plan

Management has been actively engaged in developing remediation plans to address the above material weaknesses. The remediation efforts in process or that will be implemented include the following:

•	Creating new accounting, finance and tax positions, including a chief accounting officer, a manager for financial reporting and a tax director, as well as developing an internal audit function;

•	Shifting supervision of the accounting for Papua New Guinea and Southeast Asia division to our office in Calgary, Alberta;

•	Fortifying the accounting staff in our foreign offices to include controllers that are more experienced and more familiar with the reporting requirements of a public company;

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 11 to unaudited condensed consolidated financial statements in Part I, Item 1, which is incorporated herein by reference.
Item 1A. Risk Factors
Other than set forth below, there have been no material changes in the significant risk factors that may affect our business, financial position, results of operations or liquidity as described in the section entitled “Risk Factors” in our 2013 Annual Report on Form 10-K, as amended. Amounts are presented in thousands unless otherwise stated.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our senior secured notes.

As of September 30, 2014, after giving effect to the offering of our $150,000 of 10% senior secured notes due 2019, we had $150,743 of total debt outstanding (including our senior secured notes and $743 of existing capital leases). Our high level of indebtedness could have significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

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

The indenture governing our senior secured notes contains covenants that restrict our and our restricted subsidiaries’ ability to take various actions, such as:

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

We are in the process of negotiating a new credit facility, but there can be no assurance that we will be able to do so on favorable terms or at all. If we cannot secure a new credit facility on favorable terms or at all, we may not be able to meet our future working capital needs, which could have a material adverse effect on our business, results of operations and financial condition. The indenture governing our senior secured notes restricts the size of the credit facility, which could limit our ability to finance the growth of our business. The indenture governing our senior secured notes provides that the entering into an intercreditor agreement by us on terms that are materially worse, when taken as a whole, for the noteholder collateral agent for our senior secured notes, when compared to those contemplated by the Indenture will require the consent of holders of at least a majority in aggregate principal amount of our senior secured notes then outstanding, which we may not be able to obtain.

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

Date: November 7, 2014

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date

2.1
Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the SAExploration Holdings, Inc. formerly named Trio Merger Corp. (“the Registrant”), Trio Merger Sub, Inc., the entity formerly named SAExploration Holdings, Inc. (“Former SAE”) and CLCH, LLC.
		By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Registrant, Trio Merger Sub, Inc., Former SAE and CLCH, LLC.	By Reference	8-K	May 28, 2013

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	June 28, 2013

3.2	Amended and Restated Bylaws.	By Reference	8-K	June 28, 2013

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Specimen Warrant Certificate.	By Reference	8-K	June 28, 2013

4.3	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.4	Amendment to Warrant Agreement dated June 24, 2013, by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	June 28, 2013

4.5	Indenture, dated July 2, 2014, by and among the Registrant, the guarantors named therein and U.S. Bank National Association, as trustee and noteholder collateral agent.	By Reference	8-K	July 9, 2014

4.6	Form of 10.000% Senior Secured Notes due 2019.	By Reference	8-K	July 9, 2014

4.7	Notation of Guarantee executed July 2, 2014, among the Registrant, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, and NES, LLC.	By Reference	8-K	July 9, 2014

10.1	Security Agreement, dated July 2, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as noteholder collateral agent.	By Reference	8-K	July 9, 2014

10.2	Registration Rights Agreement, dated July 2, 2014, by and among the Company, the guarantors named therein and Jefferies LLC, as initial purchaser.	By Reference	8-K	July 9, 2014

10.3	Employment Agreement dated as of September 29, 2014, between the Registrant and Trisha M. Gerber.	Herewith

10.4	Non-Disclosure Agreement dated as of September 29, 2014, between the Registrant and Trisha M. Gerber.	Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text*
Herewith
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