Form 10-K
period 2014-12-31
SAExploration Holdings, Inc.
filed 2015-03-25
CIK 1514732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter was $51,236,171, calculated by reference to the closing price of $8.46 for the registrant’s common stock on The Nasdaq Global Market on that date.
Number of shares of Common Stock, $0.0001 par value, outstanding as of March 18, 2015: 14,922,497
 DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 2015 Annual Meeting of Stockholders -- Referenced in Part III of this Report

i

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
Factors that could cause actual results to vary materially from our expectations include the following:

•	fluctuations in the levels of exploration and development activity in the oil and gas industry;

•	intense industry competition;

•	limited number of customers;

•	credit risk related to our customers;

•	the availability of capital resources;

•	need to manage rapid growth;

•	delays, reductions or cancellations of service contracts;

•	operational disruptions due to seasonality, weather and other external factors;

•	crew availability and productivity;

•	whether we enter into turnkey or term contracts;

•	high fixed costs of operations;

•	substantial international business exposing us to currency fluctuations and global factors, including economic, political and military uncertainties;

•	ability to retain key executives; and

•	need to comply with diverse and complex laws and regulations.
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

PART I

ITEM 1. Business.

Overview

SAExploration Holdings, Inc. and its Subsidiaries (collectively, the “Corporation”, "we", or "our") is an internationally-focused oilfield services company offering seismic data acquisition and logistical support services in Alaska, Canada, South America, and Southeast Asia to our customers in the oil and natural gas industry. In addition to the acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data on land, in transition zones and offshore in depths up to 5,000 feet, we offer a full-suite of logistical support and in-field processing services.

We operate crews around the world that utilize over 29,500 owned channels of land and marine seismic data acquisition equipment and other leased equipment as needed to complete particular projects. Seismic data is used by our customers, including major integrated oil companies, national oil companies and large international independent oil and gas exploration and production companies, to identify and analyze drilling prospects and maximize successful drilling. The results of the seismic surveys we conduct belong to our customers and are proprietary in nature; we do not acquire data for our own account or maintain multi-client data libraries.

We were incorporated in Delaware on February 2, 2011, under the name Trio Merger Corp. as a blank check company in order to serve as a vehicle for the acquisition of a target business. On June 24, 2013, we completed a business combination in which the entity formerly known as SAExploration Holdings, Inc. (“Former SAE”) merged with and into our wholly-owned subsidiary Trio Merger Sub, Inc. (“Merger Sub”), with Merger Sub surviving (the “Merger”), and we operate the business of Former SAE.

Our principal headquarters are located in Houston, Texas at 1160 Dairy Ashford, Suite 160, Houston, Texas, 77079, Telephone: (281) 258-4400, and our web address is www.saexploration.com. We do not intend for information contained in our website to be a part of this report.

Our operations in our various geographic locations are conducted through our subsidiary SAExploration, Inc. and its wholly-owned subsidiaries and branch offices in the United States (primarily Alaska), Canada, Peru, Colombia, Brazil, Bolivia, Papua New Guinea, Malaysia, and New Zealand.

Seismic Data Acquisition Services

We provide a full range of seismic data acquisition and infield processing services. We currently provide our services on a proprietary basis to our customers and the seismic data acquired is owned by our customers once acquired.

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
Camp Services. We have developed efficient processes for setting up, operating and dismantling field camps in challenging and remote locations. We operate our camps to ensure the safety, comfort and productivity for the team working on each project and to minimize the environmental impact through the use of wastewater treatment facilities, trash management, water purification, generators with full noise isolation and recycling areas.
In areas like South America and Southeast Asia, logistical support needs to be in place to establish supply lines for remote jungle camps. To ensure the quality of services delivered to these remote camps, we own 10 supply and personnel river boats to gain access to remote jungle areas. We also have five jungle camps and a series of 40 fly camps that act as advance camps from the main project camp. Each of these jungle base camps contains a full service medical facility complete with doctors and nurses in the remote chance it needs to stabilize any potential injuries for medical transport. The camps are equipped with full meal kitchens held to high standards of cleanliness, sleeping and recreational quarters, power supply, communications links, air support, water purification systems, black water purification systems, offices, repair garages, fuel storage and many more support services.
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
Recording. We use equipment capable of collecting 2D, 3D, time-lapse 4D and multi-component seismic data. We utilize vibrator energy sources or explosives depending on the nature of the program. In addition, we have over 29,500 land and marine seismic channels and other equipment available through rental or long-term leasing sources. All of our systems record equivalent seismic information but vary in the manner by which seismic data is transferred to the central recording unit, as well as their operational flexibility and channel count expandability. We utilize 11,500 channels of Sercel 428/408 equipment, 6,000 channels of Fairfield Land Nodal equipment, 2,000 units Fairfield Ocean Bottom Nodal equipment and 10,000 channels of Geospace GSR equipment.
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
During the past three years, we dedicated a significant portion of our capital investment to purchasing and leasing wireless recording systems rather than the traditional wired systems. We utilize this equipment as primarily stand-alone recording systems, but on occasion it is used in conjunction with cable-based systems. The wireless recording systems allow us to gain further efficiencies in data recording and provide greater flexibility in the complex environments in which we operate. In addition, we have realized increased crew efficiencies and lessened the environmental impact of our seismic programs due to the presence of fewer personnel and less equipment in the field. We believe we will experience continued demand for wireless recording systems in the future.
We also utilize multi-component recording equipment on certain projects to further enhance the quality of data acquired and help our customers enhance their development of producing reservoirs. Multi-component recording involves the collection of different seismic waves, including shear waves, which aids in reservoir analysis such as fracture orientation and intensity in shale formations and allows for more descriptive rock properties. We maintain a surplus of equipment, and augment our needs with leased equipment from time to time, to provide additional operational flexibility and to allow us to quickly deploy additional recording channels and energy source units as needed to respond to customer demand.
Reclamation. We have experienced teams responsible for reclamation in the areas where work has been performed so as to minimize the environmental footprint from the seismic program. These programs can include reforestation or other activities to restore the natural landscape at our worksites.
In-field Processing. Our knowledgeable and experienced team provides our customers with superior quality field processing. Our quality control applications are appropriate for identifying and analyzing ambient noise, evaluating field parameters and supporting obstacle-recovery strategies. Using the latest hardware and software, our technical and field teams electronically manage customer data from the field to the processing office, minimizing time between field production and processing. For full seismic processing, we use software from a variety of global suppliers. All the steps employed in our basic processing sequence are tailored to the particular project and customer objectives. We implement strict quality control processes to meet or surpass industry-established standards. Currently, we do not acquire data for our own account or for future sale, maintain multi-client data libraries or participate in oil and gas drilling ventures. The results of a seismic survey conducted for a customer belong to that customer. All of our customers’ proprietary information is maintained in confidence.
Markets and Trends

North America
The North American market is a stabilized and sustained market for 3D seismic data acquisition. Use of 3D technology is the norm in the United States and Canada as international oil companies seek to maximize the efficiency of their reservoirs and reduce exploration risk.
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
South America
The economies in South American countries continue to expand and develop, demanding significantly more energy to fuel their growth. As the political environments stabilize, oil companies are increasing operations in the market and are seeking experienced seismic service providers with complex environment know-how, strong quality, health, safety and environmental ("QHSE") records and excellent relations with local communities to satisfy their exploration needs.
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
Strengths
Extensive experience in challenging environments. We specialize in seismic data acquisition services in logistically challenging environments on land, in transition zones and in shallow water. We believe that our extensive experience operating in such complex locations, including our expertise in logistics management and deploying personnel and equipment customized for the applicable environments, provides us with a significant competitive advantage.
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

Global operations with expansion in high-growth markets. We operate in markets within key high growth regions around the world and continue to expand our presence in those markets. Our experience includes projects in Alaska, Bolivia, Brazil, Colombia, Peru, Canada, Malaysia, Papua New Guinea and New Zealand, where exploration activity is increasing due to governmental incentives and the stabilization of regulatory and financial environments.
Strong QHSE performance record. Stringent QHSE processes are the foundation of all our projects. Our highly trained and qualified QHSE team has extensive experience working in diverse ecosystems and complex cultural environments. This experience allows us to deliver high quality data and efficient operations through systems and processes designed to minimize health and safety risk and overall environmental impact. Due to our customers’ stringent QHSE requirements, this experience further permits us to qualify for certain project opportunities when smaller service providers or local contractors may not be able to do so.
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
Highly experienced management team with significant ongoing ownership. Our senior executive management team has an average of over 30 years of experience in seismic services. The experience, knowledge base and relationships that our management team has built over the years enhance our operating and marketing capabilities and underlie our strong reputation in the industry. Our services are marketed by supervisory and executive personnel who contact customers to determine exploration needs and respond to customer inquiries regarding the availability of crews or processing schedules.
Our senior executive management team currently owns approximately one-third of our outstanding equity and has voting control over a majority of our outstanding equity, which qualifies us as a “controlled company.” This provides a strong alignment of the financial interests of our executives and stockholders.
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

We enable this strategy by continuing to pursue excellence in the following activities:

•	Building and maintaining mutually beneficial, long-term relationships with customers;

•	Aggressively marketing our capabilities and customer-value added proposition;

•	Continually monitoring technological developments in the industry, and implementing cutting-edge techniques that can give us a competitive advantage;

•	Sharing best practices across regions to ensure the consistent delivery of high quality service; and

•	Continuing to seek innovative ideas to further increase our equipment utilization rates.
Seasonal Variation in Business
Seismic data acquisition services are performed outdoors and, consequently, are subject to weather and seasonality. Particularly in Canada and Alaska, the primary season for seismic data acquisition is during the winter, from approximately December to April, since much of the terrain for seismic data acquisition cannot be accessed until the ground has frozen. The weather conditions during this time of year can affect the timing and efficiency of operations. However, this prime season can be shortened by warmer weather conditions.
In South America and Southeast Asia, our operations are affected by the periods of heavy rain in the areas where seismic operations are conducted. Specifically, the jungle areas of Peru, Bolivia and Colombia are affected by heavy rain during certain parts of the year causing us to either avoid taking projects during these time periods or limit the weather risk in a particular customer contract. Many of the heavy rain periods in South America, though, are during the high season for Canada and Alaska so there are opportunities to maximize the utilization of equipment and personnel by moving them between these regions to take advantage of the different high seasons.
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
Contracts

We conduct seismic data acquisition services under master service agreements with our customers that set forth certain obligations of our customers and us. A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party on short notice, is entered into for every data acquisition project. The supplemental agreements are either “turnkey” agreements that provide for a fixed fee to be paid to us for each unit of data acquired, or “term” agreements that provide for a fixed hourly, daily or monthly fee during the term of the project.
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
Customers

Our customers include national and international oil companies and independent oil and gas exploration and production companies. Our revenues are derived from a concentrated customer base; however, we are not substantially dependent on any one customer. Based on the nature of our contracts and customer projects, our significant customers can and typically do change from year to year and the largest customers in any one year may not be indicative of the largest customers in the future. During the year ended December 31, 2014, we had two customers, Repsol and Pluspetrol, that individually exceeded 10% of our consolidated revenue and represented 47% of consolidated revenue for the period. During the year ended December 31, 2013, we had two customers, Talisman Sasol Montney Partnership and Pacific Rubiales Energy, that individually exceeded 10% of our consolidated revenue and represented 52% of our consolidated revenue for the period.

Competition

The acquisition of seismic data for the oil and gas industry is a highly competitive business. Factors such as price, experience, asset availability and capacity, technological expertise and reputation for dependability and safety of a crew significantly affect a potential customer’s decision to award a contract to us or one of our competitors.
Our competitors include much larger companies with greater financial resources, more available equipment and more crews, as well as companies of comparable and smaller sizes. Our primary competitors are Compagnie Générale de Géophysique (CGG), Geokinetics, Inc., Global Geophysical Services, Inc., BGP, Inc. and ION Geophysical Corporation. In addition to those companies, we also compete for projects from time to time with smaller seismic companies that operate in local markets.
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

Equipment Purchases and Capital Expenditures

We funded most of our capital expenditures and working capital needs within the past year with cash from operations and with proceeds from the July 2014 issuance of $150 million in our 10% senior secured notes due 2019 ("Notes"). We commit capital funds to purchase or lease the equipment we deem most effective to conduct our operations and implement our business strategy. Purchasing new assets and upgrading existing capital assets requires a commitment to capital spending. During 2014, we made capital expenditures of approximately $28.2 million, which included purchases of non-seismic recording equipment necessary to outfit a second crew on the North Slope in Alaska and to acquire other seismic acquisition and logistics equipment. During 2013, we made capital expenditures of approximately $11.1 million, which included mostly seismic acquisition and logistics equipment.

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
The costs of acquiring permits and remaining in compliance with environmental laws and regulations, title research, environmental studies and surveys are generally borne by our customers. Although our direct costs of complying with applicable laws and regulations have historically not been material, the changing nature of such laws and regulations makes it impossible to predict the cost or impact of such laws and regulations on future operations. Additional U.S. or foreign government laws or regulations would likely increase the compliance and insurance costs associated with our customers’ operations. Significant increases in compliance expenses for customers could have a material adverse effect on customers’ operating results and cash flows, which could also negatively impact the demand for our services.
Employees and Subcontractors

As of February 28, 2015, we had 1,138 employees, 337 of whom were located in the United States. From time to time and on an as-needed basis, we supplement our regular workforce with individuals that we hire temporarily or as independent contractors in order to meet certain business needs. Our U.S. employees are not represented by any collective bargaining agreement, and we believe that our employee relations are good.
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

Risks Relating to Our Business

Our business largely depends on the levels of exploration and development activity in the oil and natural gas industry, a historically cyclical industry. A decrease in this activity caused by low oil and natural gas prices, reduced demand or other factors will have an adverse effect on our business, liquidity and results of operations.

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

•	weather conditions, including large-scale weather events such as hurricanes that affect oil and natural gas operations over a wide area or affect prices.
In recent months, crude oil prices have dropped significantly as the non-U.S. economic outlook continues to weaken and North American production continues to expand. The weakening economic outlook for non-U.S. oil demand, especially in Europe, has put more downward pressure on prices. Thus, the bottom-end of the price range for crude oil has decreased significantly beginning in the fourth quarter of 2014 compared to 2013.

As a result of recent decreases in crude oil prices, many E&P companies have announced that they are reducing their capital expenditures, which could result in diminished demand for our services and products and could cause downward pressure on the prices we charge or the level of work we do for our customers.

We cannot assure you that the exploration and development activities by our customers will be maintained at current levels. Any significant decline in exploration or production-related spending by our customers, whether due to a decrease in the market prices for oil and natural gas or otherwise, would have a material adverse effect on our results of operations. Additionally, increases in oil and natural gas prices may not increase demand for our products and services or otherwise have a positive effect on our results of operations or financial condition.

Our revenues are subject to fluctuations that are beyond our control, which may be significant and could adversely affect our results of operations in any financial period.

Our operating results may vary in material respects from quarter to quarter. Factors that cause variations include the timing of the receipt and commencement of contracts for seismic data acquisition, processing or interpretation and customers’ budgetary cycles, all of which are beyond our control. In addition, in any given period, we could have idle crews which result in a significant portion of our revenues, cash flows and earnings coming from a relatively small number of crews. Lower crew utilization rates can be caused by land access permit and weather delays, seasonal factors such as holiday schedules, shorter winter days or agricultural or hunting seasons, and crew repositioning and crew utilization and productivity. Additionally, due to location, type of service or particular project, some of our individual crews may achieve results that constitute a significant percentage of our consolidated operating results. Should any of our crews experience changes in timing or delays due to one or more of these factors, our financial results could be subject to significant variations from period to period. Combined with our fixed costs, these revenue fluctuations could also produce unexpected adverse results of operations in any fiscal period.
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
Our projects are performed on both a turnkey basis where a defined amount and scope of work is provided by us for a fixed price and additional work, which is subject to customer approval, is billed separately, and on a term basis where work is provided by us for a fixed hourly, daily or monthly fee. Our current projects are operated under a close to even mix of turnkey and term agreements but the relative mix of turnkey and term agreements can vary widely from time to time. The revenue, cost and gross profit realized on a turnkey contract can vary from our estimated amount because of changes in job conditions, variations in labor and equipment productivity from the original estimates, and the performance of subcontractors. In addition, if conditions exist on a particular project that were not anticipated in the customer contract such as excessive weather delays, community issues, governmental issues or equipment failure, then the revenue timing and amount from a project can be affected substantially. Turnkey contracts may also cause us to bear substantially all of the risks of business interruption caused by weather delays and other hazards. Those variations, delays and risks inherent in billing customers at a fixed price may result in us experiencing reduced profitability or losses on projects.
The significant fixed costs of our operations could result in operating losses.

We are subject to significant fixed operating costs, which primarily consist of depreciation and maintenance expenses associated with our equipment, certain crew costs and interest expense under our Notes. Extended periods of significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays or other causes could negatively affect our results and have a material adverse effect on our financial condition and results of operations because we will not be able to reduce our fixed costs as fast as revenues decline.

Our results of operations could be adversely affected by asset impairments.

We periodically review our portfolio of equipment for impairment. A prolonged downturn could affect the carrying value of our equipment or other assets and require us to recognize a loss. We may be required to write down the value of our equipment if the present value of future cash flows anticipated to be generated from the related equipment falls below net book value. A decline in oil and natural gas prices, if sustained, can result in future impairments. Because the impairment of long-lived assets or goodwill would be recorded as an operating expense, such a write-down would negatively affect our net income and may result in a breach of certain of our financial covenants under the credit and security agreement with Wells Fargo Bank, N.A. (the "Credit Agreement"), which provides for our $20 million revolving credit facility ("Revolving Credit Facility").

Our working capital needs are difficult to forecast and may vary significantly, which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all.

Our working capital needs are difficult to predict with certainty. Our available cash varies in material respects as a result of, among other things, the timing of our projects, our customers’ budgetary cycles and our receipt of payment. Our working capital requirements may continue to increase, primarily due to expansion of our infrastructure that may be required to continue growth of our business and the need to keep pace with technological advances. In order to remain competitive, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. In addition, some of our larger projects require significant upfront costs. We therefore may be subject to significant and rapid increases in our working capital needs that could require us to seek additional financing sources. While we have a revolving line of credit, restrictions in our debt agreements may impair our ability to obtain other sources of financing, and access to additional sources of financing may not be available on terms acceptable to us, or at all.
 Our operations are subject to weather and seasonality, which may affect our ability to timely complete projects.

Our seismic data acquisition services are performed outdoors and often in difficult or harsh climate conditions, and are therefore subject to weather and seasonality. In Canada and Alaska, the primary season for seismic data acquisition is during the winter, from December to April, as many areas are only accessible when the ground is frozen. The weather conditions during this time of year can affect the timing and efficiency of operations. In addition, this prime season can be shortened by warmer weather conditions.
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

Our backlog estimates represent those projects for which a customer has executed a contract or signed a binding letter of award . Our backlog can vary significantly from time to time, particularly if the backlog is made up of multi-year contracts with some of our more significant customers. Backlog estimates are based on a number of assumptions and estimates including assumptions related to foreign exchange rates and proportionate performance of contracts. The realization of our backlog estimates is further affected by our performance under term rate contracts, as the early or late completion of a project under term rate contracts will generally result in decreased or increased, as the case may be, revenues derived from those projects. Contracts for services are also occasionally modified by mutual consent and often can be terminated for convenience by the customer. Because of potential changes in the scope or schedule of our customers’ projects, and the possibility of early termination of customer contracts, we cannot predict with certainty when or if our backlog will be realized. Material delays, payment defaults or cancellations on the underlying contracts could reduce the amount of backlog currently reported and, consequently, could inhibit the conversion of that backlog into revenues. In addition, worsening overall market conditions could result in further reductions of backlog which will impact our financial performance.
We face intense competition in our business that could result in downward pricing pressure and the loss of market share.

Competition among seismic contractors historically has been, and likely will continue to be, intense. Competitive factors have in recent years included price, crew experience, asset availability and capacity, technological expertise and reputation for quality and dependability. We also face increasing competition from nationally owned companies in various international jurisdictions that operate under less significant financial constraints than those we experience. Many of our competitors have greater financial and other resources, more customers, greater market recognition and more established relationships and alliances in the industry than we do. They and other competitors may be better positioned to withstand and adjust more quickly to volatile market conditions, such as fluctuations in oil and natural gas prices and production levels, as well as changes in government regulations. Additionally, the seismic data acquisition business is extremely price competitive and has a history of protracted periods of months or years where seismic contractors under financial duress bid jobs at unattractive pricing levels and therefore adversely affect industry pricing. Competition from those and other competitors could result in downward pricing pressure, which could adversely affect our margins, and could result in the loss of market share.
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
Our capital requirements, which are primarily the cost of equipment, are significant. We attempt to minimize our capital expenditures by restricting our purchase of equipment to equipment that we believe will remain highly utilized, and we strategically rent equipment utilizing the most current technology to cover peak periods in equipment demands. We may not be able to finance all of our capital requirements, however, when and if needed, to acquire new equipment. If we are unable to do so, there may be a material negative impact on our operations and financial condition.
Our revenues are generated by a concentrated number of customers.

We derive our revenues from a concentrated customer base in the international oil and natural gas industry, however, we are not substantially dependent on any one customer. Our largest customers can and typically do change from year to year and our largest customers in any one year may not be indicative of our largest customers in the future. During the year ended December 31, 2014, two customers aggregated 47% of our consolidated revenue for the period, with our most significant customer representing 34% of our consolidated revenue for the period. During the year ended December 31, 2013, two other customers aggregated 52% of our consolidated revenue for the period, with our most significant customer representing 32% of our consolidated revenue for the period. Many of our customer contracts may be terminated at any time for convenience. If any of our customers were to terminate their contract with us on a large project or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties or for any other reason, and we were not able to replace their business with business from other customers, our business, financial condition and results of operations could be materially and adversely affected.

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
Although we maintain insurance, our insurance contains certain coverage exclusions and policy limits. There can be no assurance that our insurance will be sufficient or adequate to cover all losses or liabilities or that insurance will continue to be available to us on acceptable terms, or at all. Further, we may experience difficulties in collecting from insurers as such insurers may deny all or a portion of our claims for insurance coverage. A claim for which we are not fully insured, or which is excluded from coverage or exceeds the policy limits of our applicable insurance, could have a material adverse effect on our financial condition.
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

Our agreements with our customers may not adequately protect us from unforeseen events or address all issues that could arise with our customers. The occurrence of unforeseen events or disputes with customers could result in increased liability, costs and expenses for our projects.

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

Our operations, and those of our customers, are subject to a variety of federal, provincial, state and local laws and regulations in the United States and foreign jurisdictions, including stringent laws and regulations relating to protection of the environment, particularly those relating to emissions to air, discharges to water, treatment, storage and disposal of regulated materials and remediation of soil and groundwater contamination. Those laws and regulations may impose numerous obligations that are applicable to our operations including:

•	the acquisition of permits before commencing regulated activities; and

•	the limitation or prohibition of seismic activities in environmentally sensitive or protected areas such as wetlands or wilderness areas.
Numerous governmental authorities, such as the U.S. Environmental Protection Agency (the “EPA”) and analogous state agencies in the United States and governmental bodies with control over environmental matters in foreign jurisdictions, have the power to enforce compliance with those laws and regulations and any permits issued under them, oftentimes requiring difficult and costly actions. We may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs and natural resource damage claims, or experience interruptions in our operations for violations or liabilities arising under these laws and regulations. Further, we may become liable for damages against which we cannot adequately insure or against which we may elect not to insure because of high costs or other reasons. Our customers are subject to similar environmental laws and regulations.

We expend financial and managerial resources to comply with all the laws and regulations applicable to our operations. Any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly regulations, or that change waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our results of operations and financial position. The fact that such laws or regulations change frequently makes it impossible for us to predict the cost or impact of such laws and regulations on our future operations. The costs of complying with applicable environmental laws and regulations are likely to increase over time and we cannot provide any assurance that we will be able to remain in compliance with respect to existing or new laws and regulations or that such compliance will not have a material adverse effect on our business, financial condition and results of operations, or on the operations of our customers which could affect demand for our services. Although regulatory developments that may occur in subsequent years could have the effect of reducing industry activity, we cannot predict the nature of any new restrictions or regulations that may be imposed. We may be required to increase operating expenses or capital expenditures in order to comply with any new restrictions or regulations.

In addition, as a result of the mobility of our equipment, operations in foreign jurisdictions and the utilization of a multi-national work force, we and our customers are subject to various federal, provincial, state and local laws and regulations in the United States and foreign jurisdictions relating to the import or export of equipment and the immigration and employment of non-citizen employees or sub-contractors. Numerous governmental authorities, such as the U.S. Customs and Border Protection, the Bureau of Industry and Security and the Office of Foreign Assets Control, and analogous governmental bodies in foreign jurisdictions have laws and regulations which prohibit or restrict operations in certain jurisdictions and doing business with certain persons in such jurisdictions, and we and our customers may be required to obtain and maintain licenses, permits, visas and similar documentation for operations. We may incur substantial costs, including fines and damages, criminal or civil sanctions for violations or liabilities arising under these laws and regulations.

Our operations outside of the United States are subject to additional political, economic, and other risks and uncertainties that could adversely affect our business, financial condition, results of operations, or cash flows, and our exposure to such risks will increase as we expand our international operations.

Our operations outside of North America accounted for approximately 67% of our consolidated revenue in 2014 and 58% of our consolidated revenue in 2013. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, and especially those with emerging markets. As we continue to increase our presence in those countries, our operations will continue to encounter the following risks, among others:

•
government instability or armed conflict, which can cause our potential customers to withdraw or delay investment in capital projects, thereby reducing or eliminating the viability of some markets for our services;

•	potential expropriation, seizure, nationalization or detention of assets;

•	risks relating to foreign currency, as described below;

•	import/export quotas or unexpected changes in regulatory environments and trade barriers;

•	civil uprisings, riots and war, which can make it unsafe to continue operations, adversely affect both budgets and schedules and expose us to losses;

•
availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy, which limit the importation of qualified crew members or specialized equipment in areas where local resources are insufficient, and legal restrictions or other limitations on our ability to dismiss employees;

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

A portion of our revenues is derived in the local currencies of the foreign jurisdictions in which we operate. Accordingly, we are subject to risks relating to fluctuations in currency exchange rates. In the future, and especially as we further expand our operations in international markets, our customers may increasingly make payments in non-U.S. currencies. Fluctuations in foreign currency exchange rates could affect our revenues, operating costs and operating margins. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not actively traded. We cannot predict the effect of future exchange rate fluctuations on our operating results.
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

Economic and political conditions in Latin America pose numerous risks to our operations.

Our business operations in the Latin American region constitute a material portion of our business. As events in the region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political instability elsewhere in the region. Furthermore, events in recent years in other developing markets have placed pressures on the stability of the currencies of a number of countries in Latin America in which we operate, including Brazil, Colombia and Peru. While certain areas in the Latin American region have experienced economic growth, this recovery remains fragile.

Certain Latin American economies have experienced shortages in foreign currency reserves and have adopted restrictions on the use of certain mechanisms to expatriate local earnings and convert local currencies into U.S. Dollars. Any such shortages or restrictions may limit or impede our ability to transfer or to convert such currencies into U.S. Dollars and to expatriate such funds for the purpose of making timely payments of interest and principal on our indebtedness. In addition, currency devaluations in one country may have adverse effects in another country. Some Latin American countries have historically experienced high rates of inflation. Inflation and some measures implemented to curb inflation have had significant negative effects on the economies of these countries. Governmental actions taken in an effort to curb inflation, coupled with speculation about possible future actions, have contributed to economic uncertainty at times in most Latin American countries. These countries may experience high levels of inflation in the future that could lead to further government intervention in the economy, including the introduction of government policies that could adversely affect our results of operations. In addition, if any of these countries experience high rates of inflation, we may not be able to adjust the price of our services sufficiently to offset the effects of inflation on our cost structures. A high inflation environment would also have negative effects on the level of economic activity and employment and adversely affect our business, results of operations and financial condition.

Current and future legislation or regulation relating to climate change and hydraulic fracturing could negatively affect the exploration and production of oil and gas and adversely affect demand for our services.

In response to concerns suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHG”) (including carbon dioxide and methane), may be contributing to global climate change, legislative and regulatory measures to address the concerns are in various phases of discussion or implementation at the federal, state and international levels. Many states, either individually or through multi-state regional initiatives, have already taken legal measures intended to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap and trade programs.
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
This increasing focus on global warming may result in new environmental laws or regulations that may negatively affect us and our customers. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers incurring additional compliance costs that get passed on to us. Moreover, passage of climate change legislation or other legislative or regulatory initiatives that regulate or restrict emissions of GHG may curtail production and demand for fossil fuels such as oil and natural gas in areas where our customers operate and thus adversely affect future demand for our services. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial position, results of operations and prospects.
Hydraulic fracturing is an important and commonly used process in the completion of oil and natural gas wells. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate natural gas production. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to require or make more stringent the permitting, reporting and compliance requirements for hydraulic fracturing operations. These legislative and regulatory initiatives imposing additional reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult or costly to complete natural gas wells. Shale gas cannot be economically produced without extensive fracturing. In the event such initiatives are successful, demand for our seismic acquisition services may be adversely affected.

As a company subject to compliance with the Foreign Corrupt Practices Act (the “FCPA”), our business may suffer because our efforts to comply with U.S. laws could restrict our ability to do business in foreign markets relative to our competitors who are not subject to U.S. law. Any determination that we or our foreign agents have violated the FCPA may adversely affect our business, operations and reputation.

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
As a U.S. corporation, we are subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and which imposes stringent recordkeeping requirements. In particular, we may be held liable for actions taken by our strategic or local partners even though our partners are not subject to the FCPA. Any such violations could result in substantial civil and/or criminal penalties and might adversely affect our results of operations and our ability to continue to work in those countries.

The enactment of legislation implementing changes in U.S. or foreign tax laws affecting the taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.

Changes to U.S. or foreign tax laws could impact the tax treatment of our foreign earnings. Due to the scope of our international business operations, any changes in the U.S. or foreign taxation of these operations may increase our worldwide effective tax rate and adversely affect our financial condition and operating results. The international scope of our operations and our corporate and financing structure may expose us to potentially adverse tax consequences. We are subject to taxation in and to the tax laws and regulations of multiple jurisdictions as a result of the international scope of our operations and our corporate and financing structure. We are also subject to intercompany pricing laws, including those relating to the flow of funds between our companies. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation of these laws or regulations in any applicable jurisdiction, could have a material adverse effect on our business, financial condition and results of operations. In addition, the tax authorities in any applicable jurisdiction, including the United States, may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions, including the tax treatment or characterization of our indebtedness, intercompany loans and guarantees. If any applicable tax authorities, including the U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could result in the disallowance of deductions and the imposition of withholding.

We may be unable to attract and retain executive officers and skilled and technically knowledgeable employees, which could adversely affect our business.

Our continued success depends upon retaining and attracting executive officers and highly skilled employees. A number of our executive officers and employees possess many years of industry experience and are highly skilled, and members of our management team also have relationships with oil and gas companies and others in the industry that are integral to our ability to market and sell our services. Our inability to retain such individuals could adversely affect our ability to compete in the seismic service industry. We may face significant competition for such skilled personnel, particularly during periods of increased demand for seismic services. Although we utilize employment agreements and other incentives to retain certain of our key employees, there is no guarantee that we will be able to retain those personnel.

If we do not manage our growth effectively, our results of operations could be adversely affected.

We have experienced significant growth to date. Our growth has placed, and is expected to continue to place, significant demands on our personnel, management, infrastructure and support mechanisms and other resources. We must continue to improve our operational, financial, management, legal compliance and information systems to keep pace with the growth of our business. We may also expand through the strategic acquisition of companies and assets. We must plan and manage any acquisitions effectively to achieve revenue growth and maintain profitability in our evolving market. If we fail to manage our growth effectively, our ability to provide services could be adversely affected, which could negatively affect our operating results.

The requirements of being a public company increase our operating expenses and divert management’s attention.

As a public company, we are subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations, to which Former SAE was not subject prior to the Merger. Compliance with these rules and regulations since the Merger has increased demand on our systems and resources and caused us to incur significant additional legal, accounting and other expenses.

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act and the rules subsequently implemented by the SEC and the national securities exchanges, establish certain requirements for the corporate governance practices of public companies. For example, as a result of becoming a public company, we have additional board committees and are required to maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required. As a result, management’s attention has been and will continue to be diverted from other business concerns, which could harm our business and operating results.

Because we are a smaller reporting company, to date our independent auditor has not been required to issue an attestation report regarding our internal control over financial reporting in the annual reports on Form 10-K that we file with the SEC, and we have been subject to scaled disclosure requirements. We will remain a smaller reporting company as long as the market value of our securities held by non-affiliates is below $75 million, as of the end of our second fiscal quarter each year. If we cease to be a smaller reporting company, our expenses will further increase and additional time will be required of our management as we seek to comply with those additional requirements.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our financial obligations.

As of December 31, 2014, we had $152.3 million of total debt outstanding (including $150 million our Notes, an equipment note payable of $1.7 million, and $645 thousand of existing capital leases). Our high level of indebtedness could have significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

•	increase the risk that we may default on our debt obligations;

•
prevent us from raising the funds necessary to repurchase Notes tendered to us if there is a change of control (as defined in the Indenture) or other event requiring such a repurchase, and any failure to repurchase Notes tendered for repurchase would constitute a default under the Indenture and may constitute a default under other debt instruments;

•
require us to use a substantial portion of our cash flow from operations to pay interest and principal on our Notes and other debt, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes;

•
limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments, or general corporate purposes particularly in light of the fact that a substantial portion of our assets have been pledged to secure our Notes and our Revolving Credit Facility, which may limit the ability to execute our business strategy;

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
Each of these factors may have a material adverse effect on our business, financial condition and results of operations. Our ability to make payments with respect to our Notes, our Revolving Credit Facility and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by a broad range of factors, including prevailing economic conditions and financial, business and other factors affecting us and our industry, many of which are beyond our control.

Despite existing debt levels, we may still be able to incur substantially more debt, which would increase the risks associated with our leverage.

Even with our existing debt levels, we and our subsidiaries may be able to incur substantial amounts of additional debt in the future, including debt under our line of credit pursuant to our Revolving Credit Facility. Although the terms of the indenture for our Notes (the "Indenture") and the Credit Agreement for our Revolving Credit Facility will limit our ability to incur additional debt, these terms may not prevent us from incurring substantial amounts of additional debt. If new debt is added to our current debt levels, the risks associated with our leverage may intensify.

The Indenture for our Notes and Credit Agreement for our Revolving Credit Facility impose significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The Indenture and the Credit Agreement contain covenants that restrict our and our restricted subsidiaries’ ability to take various actions, such as:

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
In addition, the security documents executed pursuant to the Indenture and the Credit Agreement restrict us and our restricted subsidiaries from taking or omitting to take certain actions that would adversely affect or impair in any material respect the collateral securing those obligations. Any future debt instruments may also require us to comply with a number of affirmative and negative covenants in addition to the covenants listed above.

We may be prevented from taking advantage of business opportunities that arise if we fail to meet certain financial ratios or because of the limitations imposed on us by the restrictive covenants under these agreements. In addition, the restrictions contained in the Indenture and Credit Agreement or other debt instruments may also limit our ability to plan for or react to market conditions or meet capital needs, or may otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may incur other debt obligations that might subject us to additional and different restrictive covenants that could also adversely affect our financial and operational flexibility. In the event that we default under any of these financial or other covenants, we would be required to seek waivers or amendments to the applicable agreements or to refinance the applicable indebtedness, and we cannot assure you that we would be able to do so on terms we deem acceptable, or at all. Failure to comply with applicable covenants would constitute a default under the applicable debt instrument and would generally allow the applicable lenders or other debt holders to demand immediate repayment of all indebtedness outstanding thereunder and, in the case of secured indebtedness and subject to the intercreditor agreement, if applicable, to seize and sell the collateral and to apply the proceeds from those sales to satisfy such indebtedness, any of which could have a material adverse impact on our results of operations and financial condition. These events would likely in turn trigger cross-acceleration and cross-default rights under other debt instruments, which would allow the applicable lenders or other debt holders to exercise similar rights and remedies. If the amounts outstanding under any future credit facility, our Notes, the Credit Agreement or any other indebtedness were to be accelerated or if the applicable lenders or other debt holders were to foreclose upon the collateral securing any such indebtedness, we cannot assure you that our assets would be sufficient to repay the money owed to our lenders. We have in the past failed to comply with financial and other covenants in debt instruments and have therefore been required to obtain waivers and amendments from prior lenders, and there can be no assurance that we will not experience similar defaults in the future or that waivers or amendments will be obtained.

Our debt agreements contain restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

The Indenture for our Notes and the Credit Agreement for our Revolving Credit Facility contain restrictive covenants that limit our ability to, among other things:

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

If we are unable to comply with the restrictions and covenants in the Indenture for our Notes and the Credit Agreement for our Revolving Credit Facility, there could be a default under the terms of those agreements. In the event of a default under those agreements, lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions, may also be accelerated and become due and payable. In addition, our obligations under the Indenture and the Credit Agreement are secured by a lien on substantially all of our U.S. assets and certain of our foreign assets, including 65% of the equity interests in our first-tier foreign subsidiaries. In the event of foreclosure, liquidation, bankruptcy or other insolvency proceeding relating to us or to our subsidiaries that have guaranteed our debt, holders of our secured indebtedness and our other lenders will have prior claims on our assets. If any of those events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend our debt agreements or obtain needed waivers on satisfactory terms or without incurring substantial costs. Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity and financial position.

We have had and in the future may have material weaknesses in our internal control over financial reporting.

On June 24, 2013, we completed the Merger with Former SAE. Former SAE was not a public reporting company and had limited accounting personnel and systems to adequately execute accounting process and limited other supervisory resources with which to address internal control over financial reporting, especially in its early years. We and our independent registered public accounting firm identified material weaknesses during the preparation of our financial statements as of and for the year ended December 31, 2013 and quarterly periods within 2013 that resulted in restatements of the first and second quarterly periods within 2013. During 2014 we have taken substantial steps in improving and fortifying our internal controls and have remediated the material weaknesses in internal control over financial reporting identified in 2013. While these measures correct the material weaknesses identified by us or our independent public accounting firm, we cannot assure that there will not be other material weaknesses that we or our independent registered public accounting firm will identify. If additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize, and report financial information timely and accurately.
Risks Relating to Our Securities

Future resales of our common stock issued to the Former SAE common stockholders may cause the market price of our securities to drop significantly, even if our business is doing well.
In connection with the Merger, the Former SAE common stockholders, on a fully-diluted basis, received among other things, an aggregate of 6,448,443 shares (after rounding up for fractional shares) of our common stock. While such shares were initially subject to lock-up agreements, pursuant to which the Former SAE common stockholders could not sell any of the shares of our common stock that they received as a result of the Merger, such restrictions have expired.

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
With the expiration of the applicable lock-up periods, and upon effectiveness of the registration statement we file pursuant to the registration rights agreement or upon satisfaction of the requirements of Rule 144 under the Securities Act, the Former SAE common stockholders may sell large amounts of our common stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our stock.
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
Three of our executive officers and directors, Jeff Hastings, Brian Beatty and Brent Whiteley, currently own approximately one-third of the outstanding shares of our common stock. With voting proxies that have been granted to them, Messrs. Hastings, Beatty and Whiteley together currently have the power to vote a majority of the outstanding shares of our common stock. These stockholders have the power to determine the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. Circumstances may arise in which the interest of Messrs. Hastings, Beatty and Whiteley could be in conflict with the interests of our other stockholders. In addition, such control could have the effect of discouraging others from attempting to purchase or obtain control of our company.

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

ITEM 2. Properties.

Properties

We lease all of the facilities used in our operations. Our principal facilities are summarized in the table below.

Location	Square Footage	Purpose
Houston, Texas, U.S.A.	4,788	Executive offices
Calgary, Alberta, Canada	11,344	Executive offices
Calgary, Alberta, Canada	12,335	Warehouse
Anchorage, Alaska, U.S.A.	4,600	Field Office
Prudhoe Bay, Alaska, U.S.A.	7,524	Warehouse
Lima, Peru	9,905	Field Office
Lima, Peru	15,919	Warehouse
Bogotá, Colombia	4,639	Field Office
Bogotá, Colombia	13,271	Warehouse
Santa Cruz, Bolivia	2,153	Field Office
Santa Cruz, Bolivia	28,000	Warehouse
Rio de Janeiro, Brazil	2,153	Field Office
Bahia, Brazil	2,131	Warehouse
Kuala Lumpur, Malaysia	2,600	Field Office
Kuala Lumpur, Malaysia	28,720	Warehouse

We also maintain other regional offices and warehouses in Brazil, Papua New Guinea, Peru and New Zealand.
The leases expire at various times over the next five years and most contain renewal options for additional one year periods. The leases generally require us to pay all operating costs, such as maintenance and insurance. We believe that our facilities are generally well maintained and adequate to meet our current and foreseeable requirements for the next several years.
ITEM 3. Legal Proceedings.

In the ordinary course of business, we may be subject to legal proceedings involving contractual and employment relationships, liability claims and a variety of other matters. Although the results of these other legal proceedings cannot be predicted with certainty, we do not believe that the final outcome of these matters should have a material adverse effect on our business, results of operations, cash flows or financial condition.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price of Common Stock and Warrants

Our common stock is traded on the Nasdaq Global Market under the symbol “SAEX,” and our warrants are quoted on the Over-the-Counter Bulletin Board under the symbol “SAEXW.” The following table sets forth the high and low sales prices for the common stock and bid prices for the warrants for the periods indicated:

	Common Stock		Warrants
	High	Low	High	Low
Fiscal 2014:
Fourth Quarter	$8.26	$3.20	$0.62	$0.15
Third Quarter	$9.13	$8.15	$0.78	$0.54
Second Quarter	$9.80	$7.95	$1.38	$0.65
First Quarter	$9.98	$7.80	$1.25	$0.78
Fiscal 2013:
Fourth Quarter	$9.95	$6.60	$0.93	$0.66
Third Quarter	$10.39	$8.34	$1.00	$0.87
Second Quarter	$10.55	$9.15	$1.25	$0.37
First Quarter	$10.07	$9.91	$0.49	$0.35

Holders

As of March 18, 2015, there were 64 holders of record of our common stock and 2 holders of record of our warrants. We believe there are more than 450 beneficial owners of our common stock and approximately 5 beneficial owners of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date. Immediately prior to the Merger, Former SAE declared and paid cash dividends of $5.1 million in the aggregate on its preferred stock and $10.0 million in the aggregate on its common stock. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. The payment of dividends will be within the discretion of our board of directors and will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition, the restrictions on dividends contained in the Indenture for our Notes and the Credit Agreement for our Revolving Credit Agreement, and other matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	—	$—	1,114,493
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,114,493

For a description of the material features of our equity compensation plans, see Note 11 of “Notes to Consolidated Financial Statements.”

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

Introduction

We are an internationally-focused oilfield services company offering a full range of vertically-integrated seismic data acquisition and logistical support services in Alaska, Canada, South America and Southeast Asia to our customers in the oil and natural gas industry. We were initially formed on February 2, 2011 as a blank check company in order to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more business entities. On June 24, 2013, our wholly-owned subsidiary completed a merger ("Merger") under an Agreement and Plan of Reorganization, as amended, with the entity formerly known as SAExploration Holdings, Inc. (“Former SAE”), at which time the business of Former SAE became our business.

The Merger was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method of accounting, we were treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Former SAE comprising the ongoing operations of the combined entity, Former SAE senior management comprising the senior management of the combined company, and the Former SAE common stockholders having a majority of the voting power of the combined entity. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former SAE issuing stock for our net assets, accompanied by a recapitalization. Our net assets were stated at fair value, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Former SAE. The equity structure after the Merger reflects our equity structure.
Overview of our Business

Our services include the acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data on land, in transition zones between land and water offshore in depths of up to 5,000 feet. In addition, we offer a full suite of logistical support and in-field processing services. Our customers include major integrated oil companies, national oil companies and independent oil and gas exploration and production companies. Our services are primarily used by our customers to identify and analyze drilling prospects and to maximize successful drilling, making demand for such services dependent upon the level of customer spending on exploration, production, development and field management activities, which is influenced by the fluctuation in oil and natural gas commodity prices. Demand for our services is also impacted by long-term supply concerns based on national oil policies and other country-specific economic and geo-political conditions. We have expertise in logistics and focus upon providing a complete service package, particularly in our international operations, which allows efficient movement into remote areas, giving us what we believe to be a strategic advantage over our competitors and providing us with opportunities for growth. Many of the areas of the world where we work have limited seasons for seismic data acquisition, requiring high utilization of key personnel and redeployment of equipment from one part of the world to another. All of our remote area camps, drills and support equipment are easily containerized and made for easy transport to locations anywhere in the world. As a result, if conditions deteriorate in a current location or demand rises in another location, we are able to quickly redeploy our crews and equipment to other parts of the world. By contrast, we tend to subcontract out more of our services in North America than in other regions, and our North American revenues tend to be more dependent upon data acquisition services rather than our full line of services.
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
Key Accomplishments

Since inception, we have grown at a rapid pace, with operating revenue growing from $23.4 million in 2007, the first full year of operations, to $386.8 million in 2014. We continue to develop our core markets while consistently evaluating opportunities to further expand our geographical footprint, operational capabilities and logistical expertise to provide seismic data acquisition in logistically challenging areas.
Since our progression from providing services exclusively in South America to now operating in North America and Southeast Asia, we are able to achieve better utilization of our personnel through redeployment of key personnel and seismic equipment from off-season areas to in-season areas, helping reduce some of the peaks and valleys in our financial performance. We anticipate future improvement in financial performance and more consistent operating results as a result of reducing the impact of our otherwise highly seasonal business through such redeployments.

Capital Investments and Impact on Operations

Our focus on providing leading edge technology will be at the forefront of our capital expenditure plans in the coming years, which investments will continue to strengthen our position and growth in the global oil and gas exploration services market.
During the last three years, in line with our focus on wireless land data acquisition, we purchased a wireless seismic data acquisition system which allows up to three crews to operate under the system at the same time. Following customer needs for higher density land programs using a single point receiver application and to answer the demand for conventional and unconventional oil and gas exploration, we purchased high sensitivity geophones and two types of vibrators, further strengthening our position as a full solution provider for land data acquisition methods and technologies. Additional equipment investments were made for ongoing operations in Alaska in order to increase efficiency. We also invested in cable equipment in order to provide customers in South America with reliable systems as wireless technology is slower to take hold in that market. Capital expenditures for 2014 and 2013 totaled $28.2 million and $11.1 million, respectively.
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
Fiscal 2014 Summary

The following discussion is intended to assist in understanding our financial position at December 31, 2014, and our results of operations for the year ended December 31, 2014. Financial and operating results for the year ended December 31, 2014 include:

•	Revenues from services were $386.8 million in 2014, an increase of 57.7% from $245.3 million in 2013.

•	Gross profit was $56.2 million in 2014, an increase of $13.3 million, or 30.9%, from $42.9 million in 2013.

•	Operating income was $16.7 million in 2014, an increase of $8.4 million, or 101.9%, from $8.3 million in 2013.

•	Net loss was $38.4 million in 2014, an increase of $17.4 million, or 82.8%, from a net loss of $21.0 million in 2013.

•	Adjusted EBITDA was $34.1 million in 2014, an increase of 27.0% from $26.8 million in 2013.

•	Cash and cash equivalents totaled $12.3 million as of December 31, 2014 compared to $17.4 million as of December 31, 2013.
Results of Operations

The following section sets forth, for the periods indicated, certain financial data derived from our consolidated statements of operations. Amounts are presented in thousands unless otherwise indicated.

Revenues by Geographic Region

The following table is a summary of our revenues by the geographic region in which we provided services for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	Percentage Change
Revenue from services:
North America	$127,804	33.0%	$103,198	42.1%	$24,606	23.8%
South America	258,266	66.8%	112,022	45.7%	146,244	130.5%
Southeast Asia	750	0.2%	30,048	12.2%	(29,298)	(97.5)%
Total revenue	$386,820	100.0%	$245,268	100.0%	$141,552	57.7%

North America: The increase in revenues was due principally to increased 2014 revenues in Alaska resulting from an overall increase in seismic activity and market share in the North Slope region compared to 2013, partially offset by significantly reduced revenues in Canada. The market in the North Slope region of Alaska experienced significant growth during the 2014 winter season as a result of favorable market and regulatory conditions for oil and gas producers. In 2014, the Canadian market was adversely impacted by regulatory issues that slowed the government approval process, which resulted in cancelled and delayed projects.

South America: The increase in revenues during 2014 was primarily due to major projects in Peru and Bolivia, with smaller increases in Brazil and Colombia, reflecting increased exploration activity throughout South America.

Southeast Asia: The decrease in revenue for Southeast Asia was primarily in Papua New Guinea and Malaysia, which had major projects during 2013 compared to no activity in 2014. Southeast Asia remains a burgeoning, yet competitive market for shallow-water seismic activity.

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

The following table is a summary of the results of operations for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	% of Revenue	2013	% of Revenue
Revenue from services	$386,820	100.0%	$245,268	100.0%
Gross profit	56,210	14.5%	42,932	17.5%
Selling, general and administrative expenses	39,543	10.2%	33,489	13.6%
Merger costs	—	—%	1,188	0.5%
Income from operations	16,667	4.3%	8,255	3.4%
Other expense, net	(42,186)	(10.9)%	(18,766)	(7.7)%
Provision for income taxes	12,876	3.3%	10,495	4.3%
Less: net income attributable to noncontrolling interest	3,358	0.9%	45	—%
Net loss attributable to the Corporation	$(41,753)	(10.8)%	$(21,051)	(8.6)%

Revenue from Services. Our revenue from services increased by $141,552 or 57.7%, from $245,268 in 2013 to $386,820 in 2014. As explained above, 2014 revenue increased significantly in Alaska, Peru and Colombia, which was partially offset by decreased 2014 revenue in Canada and Southeast Asia.

Gross Profit. Gross profit increased by $13,278 or 30.9%, from $42,932 in 2013, representing 17.5% of revenue, to $56,210 in 2014, representing 14.5% of revenue. Gross profit as a percentage of revenue decreased in substantially all operations in 2014 compared to 2013. The primary causes of the decrease in Alaska and South America gross profit as a percentage of revenue were weather and permit related delays which resulted in reduced revenue due to lower production and increased operating costs due to the resulting unproductive staff time. Canadian gross profit in both amount and as a percentage of revenue was adversely affected by the regulatory issues discussed above, which resulted in cancelled and delayed projects and increased competition on the remaining projects.

Within the seismic data services industry, gross profit is presented both with or without depreciation and amortization expense on equipment used in operations. Our gross profit is presented after reduction for depreciation and amortization expense on equipment used in operations. The following summary discloses gross profit on both bases:

	Years Ended December 31,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	Percentage Change
Gross profit as presented	$56,210	14.5%	$42,932	17.5%	$13,278	30.9%
Depreciation and amortization expense included in cost of services	15,205	4.0%	14,843	6.1%	362	2.4%
Gross profit excluding depreciation and amortization expense included in cost of services	$71,415	18.5%	$57,775	23.6%	$13,640	23.6%

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased in 2014 by $6,054 to $39,543 or 10.2% of revenues compared to $33,489 or 13.6% of revenues for 2013. The decrease in SG&A expenses as a percentage of revenues was due to the overall increase in revenue and the benefits from our previously planned scaling of internal infrastructure we are building to manage our continuing growth. The increase in 2014 SG&A expenses was due to higher administrative costs to support our continued growth in South America, higher compensation expenses, and expenses related to additional accounting and financial staff and outside consultants, attorneys and auditors to satisfy our increased obligations as a public company.

Merger Costs.   Expenses of $6,215 were incurred during the year ended December 31, 2013 in connection with the merger of Trio Merger Corp. and SAExploration Holdings, Inc. Of this amount, $1,188 was charged to expense and the remaining $5,027 was charged to stockholders’ equity. There was no comparable charge in 2014.

Total Other Income (Expense). Total other income (expense) for 2014 and 2013 was comprised of the following:

	Years Ended December 31,
	2014	2013	Increase (Decrease)
Other income (expense):
Loss on early extinguishment of debt	$(17,157)	$—	$(17,157)
Change in fair value of note payable to Former SAE stockholders	(5,094)	(631)	(4,463)
Interest expense, net	(16,778)	(15,256)	(1,522)
Foreign exchange gain (loss), net	(3,451)	(1,755)	(1,696)
Other, net	294	(1,124)	1,418
Total other expense, net	$(42,186)	$(18,766)	$(23,420)

The increase in total other expense was primarily due to the loss on early extinguishment of debt of $17,157 recorded in 2014 as a result of the repayment and termination of our prior $80,000 senior Credit Agreement (as amended, the "2012 Credit Agreement") on July 2, 2014 with the proceeds of our Notes. The increase in expense for the 2014 change in fair value of the note payable to Former SAE stockholders was due to the adjustment of the note balance to the amount ultimately repaid on July 2, 2014 with the proceeds of our Notes. Interest expense increased in 2014 compared to 2013 primarily due to the higher debt outstanding after issuance of our Notes, partially offset by the lower interest rate of our Notes relative to the previously outstanding debt. The 2014 increase in the loss on foreign currency translation compared to 2013 was primarily due to the strengthening of the U.S. dollar compared to South American currencies.

Income Taxes.   Our income tax provision increased $2,381 in 2014 compared to 2013 primarily as a result of increased pre-tax income in our foreign operations, the recording of a valuation allowance increase of approximately $18,725 attributed to cumulative deferred tax assets, and the effects of differences between U.S. and foreign tax rates. The 2014 pre-tax losses in the U.S. increased primarily due to charges recorded for the loss on early extinguishment of debt related to the 2012 Credit Agreement and the change in fair value of the note payable to Former SAE stockholders.

We also operate in Canada, Bolivia, Brazil, Colombia, Malaysia, Peru, Papua New Guinea and New Zealand through wholly-owned subsidiaries or branches of a U.S. entity (whereby the earnings of the branches are included as U.S. taxable income). These subsidiaries or branches are subject to foreign taxation based on the financial results of the operations under the laws of each tax jurisdictions.

Corporate income taxes are calculated based on GAAP and U.S. and various international tax codes and regulations. The appropriate foreign taxes paid in the country of operations are credited against U.S. corporate taxes subject to the U.S. foreign tax credit limitations. Deferred tax assets and liabilities are recognized using the liability method based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry forwards, as stipulated under GAAP. Where appropriate, valuation allowances are provided to reserve the amount of net operating loss and tax credit carry forwards where it is not more likely than not that they will be realized due to various provisions of both U.S. and foreign tax laws.

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

Our U.S. statutory tax rate was 35% for years ended December 31, 2014 and 2013. For 2014, our effective tax rate was (50.5)% due to the effects of differences between U.S. and foreign tax rates, net of federal benefit. For 2013, our effective tax rate was (99.8)% due principally to permanent differences, the effects of differences between U.S. and foreign tax rates, and the recording of the valuation allowances against the U.S. deferred tax assets.

In June 2014, we initiated a comprehensive plan to normalize our consolidated effective tax rate through the restructuring of our foreign branch offices into subsidiaries. This process has since been completed in South America and we currently expect to begin realizing the benefits from a more efficient tax structure in future years.

Net Income Attributable to Noncontrolling Interest. The $3,313 increase in 2014 compared to 2013 is due to the increased distributions earned by the noncontrolling interest under contracts performed by us on the north slope of Alaska. Under the terms of our agreement with the noncontrolling interest, they receive 51% of the portion of the applicable contracts' gross revenues paid to the joint venture entity as discussed further under Note 12 of "Notes to Consolidated Financial Statements".

Liquidity and Capital Resources

Our principal source of cash is from the seismic data acquisition services we provide to customers, supplemented as necessary by drawing against our revolving line of credit through Wells Fargo Bank, N.A. Our cash is primarily used to provide additional seismic data acquisition services, including the payment of expenses related to operations and the acquisition of new seismic data equipment, and to pay the interest on outstanding debt obligations. Our cash position and revenues depend on the level of demand for our services. Historically, cash generated from operations, along with cash reserves and borrowings from commercial, private, and related parties, have been sufficient to fund our working capital and to acquire or lease seismic data equipment. Amounts in the remainder of this section are presented in thousands unless otherwise indicated.
Working Capital.   Working capital as of December 31, 2014 was $31,859 compared to $27,111 as of December 31, 2013. The increase in working capital during 2014 was principally the result of the increase in income from operations and the cash proceeds, net of debt repayments, from the issuance of our Notes in July 2014.

We currently believe that our existing cash, cash generated from operations and our sources of working capital will be sufficient for us to meet our anticipated cash needs for at least the next 12 months. While we believe that our current level of working capital will be sufficient for us to operate and to continue to implement our business plan, there can be no assurance that our current level of working capital will be adequate to pursue our strategy for growth.

Cash Flows.   Cash used in operations during 2014 was $19,901, compared to cash provided by operations of $2,963 during 2013, an increase in cash used in operations of $22,864. Cash used in net loss and net cash adjustments to net loss increased to $4,522 for 2014 compared to cash provided by net loss and net cash adjustments to net loss of $3,658 for 2013 primarily as a result of the penalty for early repayment of the 2012 Credit Agreement in 2014. Net changes in operating assets and liabilities resulted in cash used of $15,379 for 2014 compared to cash used of $695 for 2013, primarily due to higher accounts receivable from increased revenues and longer contractual payment terms in accordance with standard business practices for South American customers.

Capital Expenditures.  Cash used in investing activities during 2014 was $28,084, compared to cash used in investing activities of $11,110 during 2013, an increase in cash used of $16,974. The increase was due to higher capital expenditures during 2014 of $28,203 compared to $11,110 during 2013. The increased capital expenditures consisted primarily of purchasing equipment for the Alaska operations, camp and drilling equipment in Peru and Colombia in line with our focus on South American operations, and a combination of mechanical equipment, computer equipment and electronics associated with our wireless strategy in Southeast Asia and North and South America.

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

Financing. Cash provided by financing activities during 2014 was $41,188, compared to cash provided by financing activities of $10,766 during 2013, an increase in cash provided of $30,422. The increase in cash provided in 2014 was primarily due to the issuance of our Notes discussed further below, less debt repaid with the proceeds and loan issuance costs incurred on the transaction. The cash provided in 2013 was primarily from the net proceeds of the Merger, less Merger costs and dividends paid to Former SAE common and preferred stockholders. As of December 31, 2014, our total outstanding indebtedness was approximately $152,299, consisting of senior secured notes of $150,000, equipment note payable of $1,654, and capital lease obligations of $645.

Senior Secured Notes. On July 2, 2014, we issued senior secured notes ("Notes") totaling $150,000 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. The proceeds of these Notes were used to pay the amounts owed under the 2012 Credit Agreement, the notes payable to Former SAE stockholders, and related professional fees and expenses, fund the purchase of equipment for our Alaska operations and for general corporate purposes.

The Notes bear interest at the annual rate of 10.0% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. The Notes are guaranteed on a senior secured basis with a lien on substantially all assets of SAExploration Holdings, Inc. and each of our existing and future domestic subsidiaries, except for any immaterial subsidiaries ("Guarantors"). The liens securing our Notes are subject to certain exceptions and permitted liens, some of which are contractually subordinated to a first priority lien on certain assets under the Intercreditor Agreement discussed under "Revolving Credit Facility" below.

We have the right to redeem some or all of the Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, together with accrued and unpaid interest to, but not including, the redemption date, if redeemed on or after January 15, 2017 as indicated:

Period	Percentage
On or after January 15, 2017 and prior to July 15, 2017	107.5%
On or after July 15, 2017 and prior to July 15, 2018	105.0%
On and after July 15, 2018	100.0%

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

Subject to certain exceptions, upon the occurrence of a Change of Control (as defined in the Indenture), each holder of Notes will have the right to require us to purchase that holder’s Notes for a cash price equal to 101% of the principal amounts to be purchased, plus accrued and unpaid interest to the date of purchase. Upon the occurrence of an Asset Sale (as defined in the Indenture), each holder of Notes will have the right to require us to purchase that holder’s Notes for a cash price equal to 100% of the principal amounts to be purchased, plus accrued and unpaid interest to the date of purchase from any proceeds from the Asset Sale in excess of $7.5 million that are not otherwise used by us to either reduce our debt, reinvest in assets or acquire a permitted business.

The Indenture contains covenants which include limitations on our ability to:

•	transfer or sell assets;

•	pay dividends, redeem subordinated indebtedness or make other restricted payments;

•	incur or guarantee additional indebtedness or, with respect to our restricted subsidiaries, issue preferred stock;

•	create or incur liens;

•	incur dividend or other payment restrictions affecting our restricted subsidiaries;

•	consummate a merger, consolidation or sale of all or substantially all of our or our subsidiaries’ assets;

•	enter into transactions with affiliates;

•	engage in business other than our current business and reasonably related extensions thereof; and

•	take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Notes.
We are in compliance with the Indenture covenants as of December 31, 2014.

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

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Revolving Credit Facility. On November 6, 2014, SAExploration, Inc., SAExploration Holdings, Inc., and our other domestic subsidiaries (collectively, "we" or "our") and Wells Fargo Bank, National Association (“Lender”) entered into a Credit Agreement providing for our $20,000 Revolving Credit Facility. The Revolving Credit Facility is secured by our U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the Credit Agreement. The proceeds of the Revolving Credit Facility will primarily be used to fund our working capital needs for operations and for general corporate purposes. The Revolving Credit Facility had not been utilized as of December 31, 2014.

Borrowings made under the Revolving Credit Facility bear interest at a rate of daily three month LIBOR plus 3%, payable monthly. The Revolving Credit Facility has a maturity date of November 6, 2017, unless terminated earlier. We may request, and the Lender may grant, an increase to the maximum amount available under the Revolving Credit Facility in minimum increments of $1,000 not to exceed an additional $10,000 in the aggregate, so long as certain conditions described in the Credit Agreement are met.

The Credit Agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Revolving Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. The sub-facility for letters of credit had not been utilized as of December 31, 2014.

Under the Revolving Credit Facility, borrowings are subject to borrowing base availability and may not exceed 85% of the amount of eligible accounts receivable, as defined, plus the lesser of $20,000 or 85% of the orderly net liquidation value of existing eligible equipment per appraisal and 85% of hard costs of acquired eligible equipment, less the aggregate amount of any reserves established by the Lender. If borrowings under the Revolving Credit Facility exceed $5,000, we are subject to minimum rolling 12 month EBITDA requirements of $20,000 on a consolidated basis and $8,000 on our operations in the State of Alaska. The minimum EBITDA for the consolidated basis calculation is lowered by $17,000 if the month of July 2014 is included within the rolling 12 month period and also excludes the effect of the change in fair value of notes payable to related parties.

The Credit Agreement contains covenants including, but not limited to:

•	commitments to maintain and deliver to Lender, as required, certain financial reports, records and other items,

•
subject to certain exceptions under the Credit Agreement, restrictions on our ability to incur indebtedness, create or incur liens, enter into fundamental changes to our corporate structure or to the nature of our business , dispose of assets, permit a change in control, acquire non-permitted investments, enter into affiliate transactions or make distributions,

•	maintain the minimum EBITDA specified above, and

•
maintain eligible equipment, as defined, located in the State of Alaska with a value of at least 75% of the value of such equipment included in the borrowing base availability. Eligible equipment also includes the value of equipment outside the United States which would be otherwise eligible under the Credit Agreement.

The Credit Agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. We are in compliance with the Credit Agreement covenants as of December 31, 2014.

The Credit Agreement also provides for customary events of default. If an event of default occurs and is continuing, then the Lender may, among other options as described in the Credit Agreement, declare our obligations to be due and payable immediately or declare the funding obligations of the Lender terminated immediately, subject to the terms of the Intercreditor Agreement described below.

The Credit Agreement is subject to the Intercreditor Agreement (“Intercreditor Agreement”) dated as of November 6, 2014 between the Lender and U.S. Bank National Association, as trustee and collateral agent (“Noteholder Agent”) pursuant to the Indenture dated as of July 2, 2014 relating to our Notes. The Intercreditor Agreement sets forth various terms between the Lender and Noteholder Agent, including, but not limited to, (i) the priority of liens between those granted by the Indenture and the Credit Agreement, (ii) enforcement action procedures, (iii) the application of the proceeds of the senior collateral received by either the Noteholder Agent or the Lender, (iv) the process by which any liens may be released, (v) insolvency proceeding procedures, (vi) a prohibition on amending various agreements in a manner inconsistent with or in violation of the Intercreditor Agreement, and (vii) the option of the Noteholder Agent to purchase our debt under the Credit Agreement from the Lender if certain triggering conditions are met. The Intercreditor Agreement also contains customary representations, warranties, covenants and other terms and conditions.

Use of EBITDA (Non-GAAP measure) as a Performance Measure

We use an adjusted form of EBITDA to measure period over period performance, which is a non-GAAP measurement. Adjusted EBITDA is defined as net income (loss) plus interest expense, less interest income, plus loss on early extinguishment of debt, plus loss on change in fair value of notes payable to related parties, plus income taxes, plus depreciation and amortization, plus non-recurring major expenses outside of operations, plus non-recurring one-time expenses and foreign exchange gain or loss. Our management uses adjusted EBITDA as a supplemental financial measure to assess:

•	the financial performance of our assets without regard to financing methods, capital structures, taxes, historical cost basis or nonrecurring expenses;

•	our liquidity and operating performance over time in relation to other companies that own similar assets and calculate EBITDA in a similar manner; and

•	the ability of our assets to generate cash sufficient to pay potential interest cost.

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

The computation of our adjusted EBITDA (a non-GAAP measure) from net loss, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Years Ended December 31,
	2014		2013
Net loss	$(38,395)		$(21,006)
Depreciation and amortization	16,379	(1)	16,096	(1)
Interest expense, net	16,778		15,256
Provision for income taxes	12,876		10,495
Foreign exchange loss	3,451		1,755
Loss on early extinguishment of debt	17,157	(2)	—
Change in fair value of notes payable to related parties	5,094	(3)	631	(3)
Nonrecurring expense	761	(5)	3,620	(4)
Adjusted EBITDA	$34,101		$26,847
(1)Depreciation and amortization expense was charged to the statements of operations as follows:

	Years Ended December 31,
	2014	2013
Cost of services	$15,205	$14,843
Selling, general and administrative expenses	1,174	1,253
Total depreciation and amortization expense	$16,379	$16,096

(2)
The repayment and termination of the 2012 Credit Agreement on July 2, 2014 resulted in a $17,157 charge to loss on early extinguishment of debt for the year ended December 31, 2014. The charge consisted of prepayment penalties of $8,877, write-off of unamortized loan discount and issuance costs totaling $7,983, and legal fees of $297.

(3)
The note payable to Former SAE stockholders was recorded at fair value as discussed in Note 6 in "Notes to Consolidated Financial Statements". All amounts outstanding under the note payable to the Former SAE stockholders were repaid on July 2, 2014 from proceeds of the issuance of our Notes and the promissory note cancelled.

(4)
2013 nonrecurring expenses primarily consist of third-party financing costs, share-based compensation expense related to the accelerated vesting of Former SAE’s restricted shares in connection with the Merger, costs associated with the Merger, and one-time severance costs related to the reduction of staff in Colombia.

(5)	2014 nonrecurring expenses primarily consist of the $657 settlement of disputed fees with a former financial advisor.

Critical Accounting Policies

Our financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of financial statements in conformity with GAAP requires certain assumptions and estimates to be made that affect the reported amounts of assets and liabilities at the financial statement date and the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.

Revenue Recognition
Our services are provided under master service agreements that set forth our obligations and the obligations of our customers. A supplemental agreement is entered into for each data acquisition project which sets forth the terms of the specific project including the right of either party to cancel on short notice. Customer contracts for services vary in terms and conditions. Contracts are either “turnkey” (fixed price) agreements that provide for a fixed fee per unit of measure, or “term” (variable price) agreements that provide for a fixed hourly, daily or monthly fee during the term of the project. Under turnkey agreements, we recognize revenue based upon output measures as work is performed. This method requires revenue recognition to be based upon quantifiable measures of progress, such as square or linear kilometers surveyed or each unit of data recorded. Expenses associated with each unit of measure are immediately recognized. If it is determined that a contract will have a loss, the entire amount of the loss associated with the contract is immediately recognized. Revenue under a “term” contract is billed as the applicable rate is earned under the terms of the agreement. Under contracts that require the customer to pay separately for the mobilization of equipment, we recognize such mobilization fees as revenue during the performance of the seismic data acquisition, using the same output measures as for the seismic work. To the extent costs have been incurred under service contracts for which the revenue has not yet been earned, those costs are deferred on the balance sheet within deferred costs on contracts until the revenue is earned, at which point the costs are recognized as cost of services over the life of the contract. If we determine that the costs are not recoverable, the costs are expensed.

We invoice customers for certain out-of-pocket expenses under the terms of the contracts. Amounts billed to customers are recorded in revenue at the gross amount including out-of-pocket expenses. We also utilize subcontractors to perform certain services to facilitate the completion of customer contracts. Customers are billed for the cost of these subcontractors plus an administrative fee. We record amounts billed to our customers related to subcontractors at the gross amount and record the related cost of subcontractors as cost of services. Sales taxes collected from customers and remitted to government authorities are accounted for on a net basis and are excluded from revenues in the consolidated statements of operations.

Deferred Revenue

Deferred revenue primarily represents amounts billed or payments received for services in advance of the services to be rendered over a future period or advance payments from customers related to equipment leasing.

Multiple-Element Arrangements

We evaluate each contract to determine if the contract is a multiple-element arrangement requiring different accounting treatments for varying components of the contract. If a contract is deemed to have separate units of accounting, arrangement consideration is allocated based on the each unit of accounting's relative selling price and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting. We account for each contract element when the applicable criteria for revenue recognition have been met. During 2014 and 2013, we delivered both professional services and equipment under a lease arrangement. The equipment leased under the contracts is highly customized and specialized to perform specific surveying operations. We use our best estimate of selling price when allocating multiple-element arrangement consideration. In estimating our selling price for the leased equipment, we consider the cost to acquire the equipment, the profit margin for similar arrangements, customer demand, effect of competitors on the equipment, and other market constraints.

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
Leases as Lessee

We lease certain equipment and vehicles under lease agreements. Each lease is evaluated to determine its appropriate classification as an operating or capital lease for financial reporting purposes. Any lease that does not meet the criteria for a capital lease is accounted for as an operating lease. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under capital leases are amortized using the straight-line method over the initial lease term. Amortization of assets under capital leases is included in depreciation expense.

Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

Our reporting currency is in USD. For foreign subsidiaries and branches using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet dates. Revenues and expenses of these foreign subsidiaries are translated at average exchange rates for the period. Equity is translated at historical rates, and the resulting cumulative foreign currency translation adjustments resulting from this process are included as a component of accumulated other comprehensive income (loss), net of income taxes. Therefore, the USD value of these items in the financial statements fluctuates from period to period, depending on the value of the USD against these functional currencies. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of operations as foreign exchange gain (losses). For the foreign subsidiaries and branches using USD as their functional currency, any local currency operations are re-measured to USD. The re-measurement of these operations is included in the consolidated statements of operations as foreign exchange gain (loss).

Income Taxes

Income taxes are accounted for under the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  This method also requires the recognition of future tax benefits for net operating loss (“NOL”) carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including the valuation of deferred tax assets, which can create a variance between actual results and estimates and could have a material impact on our provision or benefit for income taxes. In certain foreign jurisdictions, the local income tax rate may exceed the U.S. or Canadian statutory rates, and in many of those cases we receive a foreign tax credit for U.S. or Canadian purposes. In other foreign jurisdictions, the local income tax rate may be less than the U.S. or Canadian statutory rates. In other foreign jurisdictions we may be subject to a tax on revenues when the amount of tax liability would exceed that computed on our net income before tax in the jurisdiction, and in such cases, the tax is treated as an income tax for accounting purposes. Uncertain tax positions and the related interest and penalties are provided for based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets acquired in the 2011 Datum Exploration Ltd. acquisition. All of our goodwill resides in the Canadian operations reporting unit ("Reporting Unit").

We are required to evaluate the carrying value of its goodwill at least annually for impairment, or more frequently if facts and circumstances indicate that it is more likely than not impairment has occurred. We first perform a qualitative assessment by evaluating relevant events or circumstances to determine whether it is more likely than not that the fair value of the Reporting Unit exceeds its carrying amount. If we are unable to conclude qualitatively that it is more likely than not that the Reporting Unit’s fair value exceeds its carrying value, we will then apply a two-step quantitative assessment.

First, the fair value of the Reporting Unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the Reporting Unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of the Reporting Unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

In determining the fair value of the Reporting Unit, we rely on the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the discounted cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. Under the Market Approach, the fair value of the business is based on the Guideline Public Company (“GPC”) methodology using guideline public companies whose stocks are actively traded that were considered similar to ours as of the valuation date. Valuation multiples for the GPCs were determined as of the valuation date and were applied to the Reporting Unit's operating results to arrive at an estimate of value.

Intangible Assets

Intangible assets represent customer relationships recorded at cost in connection with the 2011 Datum Exploration Ltd. acquisition. Intangible assets are amortized over their estimated useful lives of 13 years and recorded in selling, general and administrative expense.

Share-Based Compensation

We record the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the service period.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Comprehensive Income

Comprehensive income includes net income (loss) as currently reported and also considers the effect of additional economic events that are not required to be recorded in determining net income but rather reported as a separate component of stockholders’ equity. We report foreign currency translation gains and losses as a component of comprehensive (loss) income. Foreign currency translation gains and losses are not presented net of income taxes because the earnings of the foreign subsidiaries are considered permanently invested abroad and therefore not subject to income taxes or the income tax benefit of foreign currency translation losses would be offset by a valuation allowance.

Variable Interest Entities

We evaluate our joint venture and other entities in which we have a variable interest (a “VIE”), to determine if we have a controlling financial interest and are required to consolidate the entity as a result. The reporting entity with a controlling financial interest in the VIE will have both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefit from the VIE that could potentially be significant to the VIE.

Fair Value Measurements

We have certain assets and liabilities that are required to be measured and disclosed at fair value in accordance with GAAP. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. When an asset or liability is required to be measured at fair value, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs using a fair value hierarchy as follows:

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

Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and accrued liabilities. Due to their short-term maturities, the carrying amounts of these financial instruments approximate fair value at the respective balance sheet dates. Our financial instruments also include various issuances of notes payable. As of December 31, 2014 and 2013, our notes payable, with the exception at December 31, 2013 of the note payable to Former SAE stockholders discussed below, are recorded at historical cost net of applicable discounts.

GAAP provides a fair value option election that allows companies an irrevocable election to use fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. Entities are permitted to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Changes in the fair value of items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, which must be applied to an entire instrument, and not only specified risks, specific cash flows, or portions of that instrument, and is irrevocable once elected. Assets and liabilities measured at fair value are required to be reported separately from those instruments measured using another accounting method.

At December 31, 2013, note payable to Former SAE stockholders was measured at fair value on a recurring basis. After its repayment in July 2014 and as of December 31, 2014, we do not have financial assets and liabilities measured at fair value on a recurring basis.

Our non-financial assets include goodwill, property and equipment, and other intangible assets, which are classified as Level 3 assets. These assets are measured at fair value on a nonrecurring basis as part of our impairment assessments and as circumstances require.

Reportable Segment

The chief operating decision maker regularly reviews financial data by country to assess performance and allocate resources, resulting in the conclusion that each country in which it operates represents a reporting unit. To determine our reportable segments, we evaluated whether and to what extent the reporting units should be aggregated. The evaluation included consideration of each reporting unit's services, types of customers, methods used to provide our services, and regulatory environment. We determined that our reporting units sold similar types of seismic data contract services to similar types of major non-U.S. and government owned/controlled oil and gas customers operating in a global market. We concluded that our seismic data contract services operations comprise one single reportable segment.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014 or 2013.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition during the past two fiscal years.

Recently Issued Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance intended to change the criteria for recognition of revenue. The new guidance establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principal, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating what impact adoption of this guidance would have on our financial position, results of operations, cash flows and disclosures.

Share-Based Compensation

In June 2014, the FASB issued amended guidance on the accounting for certain share-based employee compensation awards. The amended guidance applies to share-based employee compensation awards that include a performance target that affects vesting when the performance target can be achieved after the requisite service period. These targets are to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We do not expect that adoption will have a material impact on our financial position, results of operations, cash flows or disclosures.

Going Concern

In August 2014, the FASB issued guidance on disclosures of uncertainties about an entity's ability to continue as a going concern. The guidance requires management's evaluation of whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. This assessment must be made in connection with preparing financial statements for each annual and interim reporting period. Management's evaluation should be based on the relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, but this doubt is alleviated by management's plans, the entity should disclose information that enables the reader to understand what the conditions or events are, management's evaluation of those conditions or events and management's plans that alleviate that substantial doubt. If conditions or events raise substantial doubt and the substantial doubt is not alleviated, the entity must disclose this in the footnotes. The entity must also disclose information that enables the reader to understand what the conditions or events are, management's evaluation of those conditions or events and management's plans that are intended to alleviate that substantial doubt. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We do not expect that adoption will have a material impact on our financial position, results of operations, cash flows or disclosures.

Consolidation

In February 2015, the FASB issued amended guidance on the consolidation of legal entities including limited partnerships and limited liability corporations. The guidance modifies the consolidation models to be analyzed in determining whether a reporting entity should consolidate certain types of legal entities. The guidance must be applied using one of two retrospective application methods and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. We do not expect that adoption will have a material impact on our financial position, results of operations, cash flows or disclosures.

ITEM 8. Financial Statements and Supplementary Data.

The information required by this item appears beginning on page F-1 hereof and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting was designed by management, under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, and includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our evaluation under the criteria in Internal Control-Integrated Framework (2013), management has concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The following consolidated financial statements of the Company appear beginning on page F-1 and are incorporated by reference into Part II, Item 8:

Report of Independent Registered Public Accounting Firm for the Year Ended December 31, 2014
Report of Independent Registered Public Accounting Firm for the Year Ended December 31, 2013
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

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

SAEXPLORATION HOLDINGS, INC.

Date: March 25, 2015	By:	/s/ Brent Whiteley
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

SIGNATURE	TITLE	DATE

/s/ Jeff Hastings	Executive Chairman and Director	March 25, 2015
Jeff Hastings

/s/ Brian A. Beatty	Chief Executive Officer, President and Director	March 25, 2015
Brian A. Beatty	(Principal Executive Officer)

/s/ Brent Whiteley	Chief Financial Officer, General Counsel,	March 25, 2015
Brent Whiteley	Secretary, and Director (Principal Financial Officer )

/s/ Trisha M. Gerber	Chief Accounting Officer	March 25, 2015
Trisha M. Gerber	(Principal Accounting Officer)

/s/ Eric S. Rosenfeld	Director	March 25, 2015
Eric S. Rosenfeld

/s/ David D. Sgro	Director	March 25, 2015
David D. Sgro

/s/ Gary Dalton	Director	March 25, 2015
Gary Dalton

/s/ Gregory R. Monahan	Director	March 25, 2015
Gregory R. Monahan

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date
1.1	Form of Underwriting Agreement.	By Reference	S-1/A	April 28, 2011

2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the Registrant., Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Registrant, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	May 28, 2013

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	June 28, 2013

3.2	Amended and Restated Bylaws.	By Reference	8-K	June 28, 2013

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Specimen Warrant Certificate.	By Reference	8-K	June 28, 2013

4.3	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.4	Amendment to Warrant Agreement dated June 24, 2013, by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	June 28, 2013

4.5	Indenture, dated July 2, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and noteholder collateral agent.	By Reference	8-K	July 9, 2014

4.6	Form of 10.000% Senior Secured Notes due 2019 (included in Exhibit 4.5)	By Reference	8-K	July 9, 2014

4.7	Notation of Guarantee executed July 2, 2014, among the Company, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, and NES, LLC.	By Reference	8-K	July 9, 2014

10.1	Indemnity Escrow Agreement dated as of June 24, 2013, by and among SAExploration Holdings, Inc., CLCH, LLC, and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.2	Merger Consideration Escrow Agreement dated as of June 24, 2013, by and among SAExploration Holdings, Inc., CLCH, LLC, and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.3	Registration Rights Agreement dated June 24, 2013 by and between SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	June 28, 2013

10.4	Form of Indemnification Agreement.	By Reference	8-K	June 28, 2013

10.5	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Jeff Hastings.	By Reference(*)	8-K	June 28, 2013

10.6	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Brian Beatty.	By Reference(*)	8-K	June 28, 2013

10.7	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Brent Whiteley.	By Reference(*)	8-K	June 28, 2013

10.8	Form of Non-Disclosure Agreement between the Registrant and each of Jeff Hastings, Brian Beatty and Brent Whiteley.	By Reference	8-K	June 28, 2013

10.9	Employment Agreement dated July 1, 2011, by and between SAExploration, Inc. (f/k/a South American Exploration LLC) and Mike Scott.	By Reference(*)	8-K	June 28, 2013

10.10	Employment Agreement dated July 15, 2011, by and between SAExploration, Inc. (f/k/a South American Exploration LLC) and Darin Silvernagle.	By Reference(*)	8-K	June 28, 2013

10.11	SAExploration Holdings, Inc. 2013 Long-Term Incentive Plan.	By Reference(*)	8-K	June 28, 2013

10.12	SAExploration Holdings, Inc. 2013 Non-Employee Director Share Incentive Plan.	By Reference(*)	8-K	August 19, 2013

10.13
Form of Notice of Stock Award and Agreement under the SAExploration Holdings, Inc. 2013 Non-Employee Director Share Incentive Plan between the Registrant and each of Gary Dalton, Gregory R. Monahan, Eric S. Rosenfeld and David D. Sgro.
		By Reference(*)	S-4/A	December 10, 2013

10.14	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of the Registrant’s Officers, Directors and Initial Stockholders.	By Reference	S-1/A	April 28, 2011

10.15	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	May 23, 2011

10.16	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders and EarlyBirdCapital, Inc.	By Reference	S-1/A	April 28, 2011

10.17	Form of Subscription Agreements among the Registrant, Graubard Miller and the Purchasers of Insider Warrants and EBC Warrants.	By Reference	S-1/A	April 28, 2011

10.18	Form of Warrant Consent and Support Agreement.	By Reference	8-K	December 11, 2012

10.19	Security Agreement, dated July 2, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as noteholder collateral agent.	By Reference	8-K	July 9, 2014

10.20	Registration Rights Agreement, dated July 2, 2014, by and among the Company, the guarantors named therein and Jefferies LLC, as initial purchaser.	By Reference	8-K	July 9, 2014

10.21	Employment Agreement dated as of September 29, 2014, between the Registrant and Trisha M. Gerber.	By Reference(*)	10-Q	November 7, 2014

10.22	Non-Disclosure Agreement dated as of September 29, 2014, between the Registrant and Trisha M. Gerber.	By Reference(*)	10-Q	November 7, 2014

10.23
Credit and Security Agreement, dated November 6, 2014, by and among SAExploration, Inc. as Borrower, SAExploration Holdings, Inc., SAExploration Sub, Inc., SAExploration Seismic Services (US), LLC, and NES, LLC as Guarantors, and Wells Fargo Bank, National Association as Lender.
		By Reference	8-K	November 12, 2014

10.24
Intercreditor Agreement, dated November 6, 2014, by and between Wells Fargo Bank, National Association, as Lender, U.S. Bank National Association, as Trustee and Collateral Agent, and acknowledged and consented to by the Loan Parties (as defined therein).
		By Reference	8-K	November 12, 2014

14.1	Code of Ethics.	By Reference	S-1/A	April 28, 2011

21.1	List of subsidiaries.	Herewith

23.1	Consent of Pannel Kerr Forster of Texas, P.C.	Herewith

23.2	Consent of Grant Thornton LLP.	Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

101.IN	XBRL Instance Document.	Herewith

101.SCH	XBRL Taxonomy Extension Scheme Document.	Herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Herewith

101.DEF	XBRL Taxonomy Extension Definition Document.	Herewith

101.LAB	XBRL Taxonomy Label Linkbase Document.	Herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Herewith
_____________________________________________
(*) Denotes compensation arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SAEXPLORATION HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
SAExploration Holdings, Inc.

We have audited the accompanying consolidated balance sheet of SAExploration Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAExploration Holdings, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 25, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
SAExploration Holdings, Inc.

We have audited the accompanying consolidated balance sheet of SAExploration Holdings, Inc. (a Delaware corporation, formerly Trio Merger Corp.) and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAExploration Holdings, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP

Miami, Florida
April 3, 2014 (except for Note 18, which is as of March 25, 2015)

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$12,322	$17,351
Restricted cash	723	638
Accounts receivable, net	73,584	40,928
Deferred costs on contracts	4,631	3,190
Prepaid expenses	17,037	4,619
Deferred income tax assets	520	1,371
Total current assets	108,817	68,097
Property and equipment, net	77,096	64,572
Intangible assets, net	1,050	1,260
Goodwill	1,977	2,150
Deferred loan issuance costs, net	6,826	9,115
Deferred income tax assets	8,027	743
Other assets	—	13
Total assets	$203,793	$145,950
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$34,255	$16,511
Accrued liabilities	3,413	2,438
Income and other taxes payable	20,261	7,073
Accrued payroll liabilities	8,652	4,497
Accrued interest expense	7,489	686
Equipment note payable	1,654	—
Current portion of notes payable under 2012 credit agreement	—	800
Current portion of notes payable to related parties	—	500
Current portion of capital leases	460	485
Deferred revenue	187	7,927
Deferred income tax liabilities	587	69
Total current liabilities	76,958	40,986
Senior secured notes	150,000	—
Long-term portion of notes payable under 2012 credit agreement, net	—	79,888
Long-term portion of notes payable to related parties, at fair value	—	12,406
Long-term portion of capital leases	185	618
Deferred income tax liabilities	5,731	1,114
Total liabilities	232,874	135,012
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares outstanding	—	—
Common stock, $0.0001 par value, 55,000,000 shares authorized, and 14,922,497 and 13,428,736 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	28,185	27,485
Accumulated deficit	(56,264)	(14,511)
Accumulated other comprehensive loss	(4,362)	(2,083)
Total stockholders’ equity (deficit) attributable to the Corporation	(32,439)	10,893
Noncontrolling interest	3,358	45
Total stockholders’ equity (deficit)	(29,081)	10,938
Total liabilities and stockholders’ equity (deficit)	$203,793	$145,950

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013
Revenue from services	$386,820	$245,268
Cost of services excluding depreciation and amortization	315,405	187,493
Depreciation and amortization included in cost of services	15,205	14,843
Gross profit	56,210	42,932
Selling, general and administrative expenses	39,543	33,489
Merger costs	—	1,188
Income from operations	16,667	8,255
Other income (expense):
Loss on early extinguishment of debt	(17,157)	—
Change in fair value of note payable to related parties	(5,094)	(631)
Interest expense, net	(16,778)	(15,256)
Foreign exchange loss, net	(3,451)	(1,755)
Other, net	294	(1,124)
Total other expense, net	(42,186)	(18,766)
Loss before income taxes	(25,519)	(10,511)
Provision for income taxes	12,876	10,495
Net loss	(38,395)	(21,006)
Less: net income attributable to noncontrolling interest	3,358	45
Net loss attributable to the Corporation	$(41,753)	$(21,051)

Net loss attributable to Corporation per common share:
Basic	$(2.84)	$(2.10)
Diluted	$(2.84)	$(2.10)

Weighted average shares:
Basic	14,697,061	10,010,492
Diluted	14,697,061	10,010,492

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2014	2013
Net loss	$(38,395)	$(21,006)
Foreign currency translation loss	(2,279)	(2,439)
Total comprehensive loss	(40,674)	(23,445)
Less: comprehensive income attributable to noncontrolling interest	3,358	45
Comprehensive loss attributable to the Corporation	$(44,032)	$(23,490)

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Shares Issued and Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)- Foreign Currency Translation	Total Corporation Stockholders’ Equity (Deficit)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2012	6,321,848	$1	$1,907	$21,801	$356	$24,065	$—	$24,065
Dividends	—	—	—	(15,261)	—	(15,261)	—	(15,261)
Forfeitures of restricted stock	(8,549)	—	—	—	—	—	—	—
Warrants converted to stock as a result of the Merger	135,144	—	1,293	—	—	1,293	—	1,293
Merger transaction	6,954,221	1	28,014	—	—	28,015	—	28,015
Merger costs	—	—	(5,027)	—	—	(5,027)	—	(5,027)
Issuance of restricted shares to non-employee directors	26,072	—	200	—	—	200	—	200
Share-based compensation	—	—	1,098	—	—	1,098	—	1,098
Foreign currency translation	—	—	—	—	(2,439)	(2,439)	—	(2,439)
Net income (loss)	—	—	—	(21,051)	—	(21,051)	45	(21,006)
Balance at December 31, 2013	13,428,736	2	27,485	(14,511)	(2,083)	10,893	45	10,938
Conversion - notes payable	—	—	500	—	—	500	—	500
Warrant exchange for common shares	1,441,813	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	(2,279)	(2,279)	—	(2,279)
Distribution to noncontrolling interest	—	—	—	—	—	—	(45)	(45)
Issuance of restricted shares to non-employee directors	51,948	—	200	—	—	200	—	200
Net income (loss)	—	—	—	(41,753)	—	(41,753)	3,358	(38,395)
Balance at December 31, 2014	14,922,497	$2	$28,185	$(56,264)	$(4,362)	$(32,439)	$3,358	$(29,081)

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013
Operating activities:
Net loss attributable to Corporation	$(41,753)	$(21,051)
Net income attributable to noncontrolling interest	3,358	45
Net loss	(38,395)	(21,006)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,379	16,096
Loss on early extinguishment of debt	17,157	—
Amortization of loan costs and debt discounts	2,298	2,860
Payment in kind interest	1,022	2,040
Deferred income taxes	(1,145)	1,352
Loss on disposal/sale of property and equipment	851	133
Notes payable early repayment penalty and fees to advisors	(9,174)	—
Change in fair value of notes payable to Former SAE stockholders	5,094	631
Unrealized loss on foreign currency transactions	1,191	—
Share-based compensation	200	1,298
Provision for doubtful accounts	—	254
Changes in operating assets and liabilities:
Accounts receivable	(38,198)	(13,597)
Prepaid expenses	(13,403)	3,947
Deferred costs on contracts	(1,556)	2,721
Accounts payable	17,582	3,915
Accrued liabilities	13,506	(2,488)
Deferred revenue	(7,741)	(1,393)
Income and other taxes payable	14,510	1,177
Other, net	(79)	5,023
Net cash provided by (used in) operating activities	(19,901)	2,963
Investing activities:
Purchase of property and equipment	(28,203)	(11,110)
Proceeds from sale of property and equipment	119	—
Net cash used in investing activities	(28,084)	(11,110)
Financing activities:
Proceeds from issuance of senior secured notes	150,000	—
Net proceeds from Merger	—	35,277
Repayments of notes payable	(99,659)	(800)
Repayments of advances from related parties	—	(53)
Payment of loan issuance costs	(7,543)	(2,750)
Merger costs	—	(5,027)
Repayments of capital lease obligations	(493)	(797)
Distribution to noncontrolling interest	(45)	—
Dividend payments on Former SAE common and preferred shares	(1,072)	(15,084)
Net cash provided by financing activities	41,188	10,766
Effect of exchange rate changes on cash and cash equivalents	1,768	(989)
Net change in cash and cash equivalents	(5,029)	1,630
Cash and cash equivalents at the beginning of period	17,351	15,721
Cash and cash equivalents at the end of period	$12,322	$17,351
Supplemental disclosures of cash flow information:
Interest paid	$11,170	$9,256
Income taxes paid	$10,610	$4,163
Non-cash investing and financing activities:
Conversion of notes payable to related parties -- directors	$500	$—
Dividends accrued but unpaid on Former SAE preferred shares	$—	$1,072
Capital assets acquired under equipment note payable	$1,654	$—
Capital assets acquired under capital leases	$92	$98
Capital assets included in accounts payable	$2,434	$287
Cash flow impact of Merger	$—	See Note 3
The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 1 — NATURE OF OPERATIONS

SAExploration Holdings, Inc. and its Subsidiaries (collectively, the “Corporation”) is an internationally-focused oilfield services company offering seismic data acquisition and logistical support services in Alaska, Canada, South America, and Southeast Asia to its customers in the oil and natural gas industry. In addition to the acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data on land, in transition zones and offshore in depths to 5,000 feet, the Corporation offers a full-suite of logistical support and in-field processing services. The Corporation operates crews around the world that utilize over 29,500 owned land and marine channels of seismic data acquisition equipment and other equipment as needed to complete particular projects. Seismic data is used by its customers, including major integrated oil companies, national oil companies and large international independent oil and gas exploration and production companies, to identify and analyze drilling prospects and maximize successful drilling. The results of the seismic surveys the Corporation conducts belong to its customers and are proprietary in nature; the Corporation does not acquire data for its own account or for future sale or maintain multi-client data libraries.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SAExploration Holdings, Inc. and its wholly-owned subsidiaries as well as the variable interest entity discussed in Note 12 in which the Corporation is the primary beneficiary. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements of the Corporation have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Certain amounts in the consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2013 and notes to consolidated financial statements presented herein have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss, comprehensive income (loss), stockholders' equity (deficit), or cash flows.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates and assumptions include, but are not limited to, accounting for contracts in process, allowance for doubtful accounts, useful lives for depreciation and amortization purposes, valuation of property and equipment, valuation of goodwill and intangible assets, deferred income taxes and income tax uncertainties, share-based compensation, warrants, and contingencies. While management believes current estimates are reasonable and appropriate actual results could differ materially from current estimates.

Significant Risks and Uncertainties

The Corporation’s primary market risks include fluctuations in oil and gas commodity prices which affect demand for and pricing of services. Also, the Corporation conducts operations outside the United States, which exposes the Corporation to market risks from changes in exchange rates. All of the Corporation’s customers are involved in the oil and natural gas industry, which exposes the Corporation to credit risk because the customers may be similarly affected by changes in economic and industry conditions. Further, the Corporation generally provides services and extends credit to a relatively small group of key customers that account for a significant percentage of revenues and accounts receivable of the Corporation at any given time as discussed further in Note 14. Due to the nature of the Corporation’s contracts and customers’ projects, the largest customers can change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year. If any key customers were to terminate their contracts or fail to contract for future services due to changes in ownership or business strategy or for any other reason, the Corporation’s results of operations could be affected.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

Cash and Cash Equivalents

The Corporation considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Corporation has cash in banks which may exceed insured limits established in the United States and foreign countries. The Corporation has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents. The Corporation conducts operations outside the United States, which exposes the Corporation to market risks from changes in exchange rates. As of December 31, 2014 and 2013, the balance of cash in subsidiaries outside of the United States totaled $5,032 and $13,962, respectively.

Restricted Cash

Restricted cash consists primarily of cash collateral for performance guarantees, letters of credit and customs bonds.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are uncollateralized obligations recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The cyclical nature of the Corporation’s industry may affect the Corporation’s customers’ operating performance and cash flows, which could impact the Corporation’s ability to collect on these obligations. Additionally, some of the Corporation’s customers are located in certain international areas that are inherently subject to economic, political and civil risks, which may impact the Corporation’s ability to collect receivables. Substantially all of the Corporation's accounts receivable at December 31, 2014 were from customers outside the United States. The Corporation maintains an allowance for doubtful accounts for estimated losses in its accounts receivable portfolio. It utilizes the specific identification method for establishing and maintaining the allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Revenue Recognition

The Corporation’s services are provided under master service agreements that set forth the respective obligations of the Corporation and its customers. A supplemental agreement is entered into for each data acquisition project which sets forth the terms of the specific project including the right of either party to cancel on short notice. Customer contracts for services vary in terms and conditions. Contracts are either “turnkey” (fixed price) agreements that provide for a fixed fee per unit of measure, or “term” (variable price) agreements that provide for a fixed hourly, daily or monthly fee during the term of the project. Under turnkey agreements, the Corporation recognizes revenue based upon output measures as work is performed. This method requires that the Corporation recognize revenue based upon quantifiable measures of progress, such as square or linear kilometers surveyed or each unit of data recorded. Expenses associated with each unit of measure are immediately recognized. If it is determined that a contract will have a loss, the entire amount of the loss associated with the contract is immediately recognized. Revenue under a “term” contract is billed as the applicable rate is earned under the terms of the agreement. Under contracts that require the customer to pay separately for the mobilization of equipment, the Corporation recognizes such mobilization fees as revenue during the performance of the seismic data acquisition, using the same output measures as for the seismic work. To the extent costs have been incurred under service contracts for which the revenue has not yet been earned, those costs are deferred on the balance sheet within deferred costs on contracts until the revenue is earned, at which point the costs are recognized as cost of services over the life of the contract, or the Corporation determines the costs are not recoverable, at which time they are expensed.

The Corporation invoices customers for certain out-of-pocket expenses under the terms of the contracts. Amounts billed to customers are recorded in revenue at the gross amount including out-of-pocket expenses. The Corporation also utilizes subcontractors to perform certain services to facilitate the completion of customer contracts. The Corporation bills its customers for the cost of these subcontractors plus an administrative fee. The Corporation records amounts billed to its customers related to subcontractors at the gross amount and records the related cost of subcontractors as cost of services.

Sales taxes collected from customers and remitted to government authorities are accounted for on a net basis and are excluded from revenues in the consolidated statements of operations.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

Deferred Revenue

Deferred revenue primarily represents amounts billed or payments received for services in advance of the services to be rendered over a future period or advance payments from customers related to equipment leasing. Deferred revenue of $187 and $7,927 at December 31, 2014 and 2013 consists primarily of advanced equipment leasing payments of $0 and $3,175, respectively, and payments related to mobilization and seismic services of $187 and $4,172, respectively.

Multiple-Element Arrangements

The Corporation evaluates each contract to determine if the contract is a multiple-element arrangement requiring different accounting treatments for varying components of the contract. If a contract is deemed to have separate units of accounting, the Corporation allocates arrangement consideration based on their relative selling price and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting. The Corporation accounts for each contract element when the applicable criteria for revenue recognition have been met. During 2014 and 2013, the Corporation delivered both professional services and equipment under a lease arrangement. The equipment leased under the contracts is highly customized and specialized to perform specific surveying operations. The Corporation uses its best estimate of selling price when allocating multiple-element arrangement consideration. In estimating its selling price for the leased equipment, the Corporation considers the cost to acquire the equipment, the profit margin for similar arrangements, customer demand, effect of competitors on the Corporation’s equipment, and other market constraints.

Lease Income

As a result of the terms of its contracts, the Corporation may bill for the use of its equipment as part of the billing for its services. One of the Corporation’s contracts with a customer had such unique equipment needs that the equipment was separately listed and a composite rate established for all the equipment in the service contract. This contract reserves the use of this equipment solely for the customer for the first three years ending in 2014. The carrying value of leased equipment included in property and equipment as of December 31, 2014 and 2013 was $0 and $21,692, net of accumulated depreciation of $0 and $9,215, respectively. Equipment fee income, included in revenue, as a result of this contract was $3,175 and $8,184 for the years ended December 31, 2014 and 2013, respectively.

Leases as Lessee

The Corporation leases certain equipment and vehicles under lease agreements. The Corporation evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. Any lease that does not meet the criteria for a capital lease is accounted for as an operating lease. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under capital leases are amortized using the straight-line method over the initial lease term. Amortization of assets under capital leases is included in depreciation expense.

Property and Equipment

Property and equipment is capitalized at historical cost and depreciated over the useful life of the asset. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets or the lesser of the lease term, as applicable. Management’s estimate of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. Useful lives and residual values of property and equipment are reviewed on an ongoing basis considering the effect of events or changes in circumstances. Repairs and maintenance, which are not considered betterments and do not extend the useful life of the property, are charged to expense as incurred. When property and equipment are retired or otherwise disposed of the asset and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is reflected in selling, general and administrative expenses.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Corporation first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No long-lived assets were required to be tested for impairment during either 2014 or 2013.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets acquired in the 2011 Datum Exploration Ltd. acquisition. All of the Corporation’s goodwill resides in its Canadian operations reporting unit ("Reporting Unit"). Changes in the carrying value of goodwill since 2011 are the result of foreign currency translation adjustments.

The Corporation is required to evaluate the carrying value of its goodwill at least annually for impairment, or more frequently if facts and circumstances indicate that it is more likely than not impairment has occurred. The Corporation first performs a qualitative assessment by evaluating relevant events or circumstances to determine whether it is more likely than not that the fair value of the Reporting Unit exceeds its carrying amount. If the Corporation is unable to conclude qualitatively that it is more likely than not that the Reporting Unit’s fair value exceeds its carrying value, it will then apply a two-step quantitative assessment.

First, the fair value of the Reporting Unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the Reporting Unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of the Reporting Unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. The Corporation’s 2014 and 2013 evaluations of goodwill concluded that it was not impaired.

In determining the fair value of the Reporting Unit, the Corporation relied on the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the discounted cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. Under the Market Approach, the fair value of the business is based on the Guideline Public Company (“GPC”) methodology using guideline public companies whose stocks are actively traded that were considered similar to the Corporation as of the valuation date. Valuation multiples for the GPCs were determined as of the valuation date and were applied to the Reporting Unit’s operating results to arrive at an estimate of value.

Intangible Assets

Intangible assets represent customer relationships recorded at cost in connection with the 2011 Datum Exploration Ltd. acquisition. Intangible assets are amortized over their estimated useful lives of 13 years and recorded in selling, general and administrative expense.

Deferred Loan Issuance Costs

Deferred loan issuance costs are amortized over the term of the debt and recorded in interest expense using the effective interest method.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  This method also requires the recognition of future tax benefits for net operating loss (“NOL”) carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.  The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Corporation's methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including the valuation of deferred tax assets, which can create a variance between actual results and estimates and could have a material impact on the provision or benefit for income taxes. In certain foreign jurisdictions, the local income tax rate may exceed the U.S. or Canadian statutory rates, and in many of those cases the Corporation receives a foreign tax credit for U.S. or Canadian purposes. In other foreign jurisdictions, the local income tax rate may be less than the U.S. or Canadian statutory rates. In other foreign jurisdictions the Corporation may be subject to a tax on revenues when the amount of tax liability would exceed that computed on net income before tax in the jurisdiction and, in such cases, the tax is treated as an income tax for accounting purposes.

The Corporation is required to file income tax returns in the United States (federal) and in various state and local jurisdictions, as well as in international jurisdictions. Uncertain tax positions and the related interest and penalties are provided for based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Based on the Corporation’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Corporation’s current financial statements.

Foreign Exchange Gains and Losses

The Corporation conducts operations outside the United States, which exposes the Corporation to market risks from changes in foreign exchange rates. The Corporation’s reporting currency is the U.S. dollar (“USD”). For foreign subsidiaries and branches using local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet dates. Revenues and expenses of these foreign subsidiaries are translated at average exchange rates for the period. Equity is translated at historical rates, and the resulting cumulative foreign currency translation adjustments resulting from this process are reported as a component of accumulated other comprehensive income (loss), net of income taxes. Therefore, the USD value of these items in the financial statements fluctuates from period to period, depending on the value of the USD against these functional currencies. The foreign subsidiaries and branches using USD as their functional currency are Bolivia, Peru, Malaysia and Singapore.

Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of operations as foreign exchange gain (losses). For the foreign subsidiaries and branches using USD as their functional currency, any local currency operations are re-measured to USD. The re-measurement of these operations is included in the consolidated statements of operations as foreign exchange gain (loss).
Share-Based Compensation

The Corporation records the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the service period.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Comprehensive Income

Comprehensive income includes net income (loss) as currently reported and also considers the effect of additional economic events that are not required to be recorded in determining net income but rather reported as a separate component of stockholders’ equity. The Corporation reports foreign currency translation gains and losses as a component of other comprehensive income (loss). Foreign currency translation gains and losses are not presented net of income taxes because the earnings of the foreign subsidiaries are considered permanently invested abroad and therefore not subject to income taxes or the income tax benefit of foreign currency translation losses would be offset by a valuation allowance.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

Variable Interest Entities

The Corporation evaluates its joint venture and other entities in which it has a variable interest (a “VIE”), to determine if it has a controlling financial interest and is required to consolidate the entity as a result. The reporting entity with a controlling financial interest in the VIE will have both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefit from the VIE that could potentially be significant to the VIE. See the discussion on the Corporation’s joint venture in Note 12.

Fair Value Measurements

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

The Corporation’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and accrued liabilities. Due to their short-term maturities, the carrying amounts of these financial instruments approximate fair value at the respective balance sheet dates. The Corporation's financial instruments also include various issuances of notes payable. As of December 31, 2014 and 2013, the Corporation’s notes payable, with the exception at December 31, 2013 of the notes payable to related parties – Former SAE stockholders discussed below, are recorded at historical cost net of applicable discounts.

GAAP provides a fair value option election that allows companies an irrevocable election to use fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. Entities are permitted to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Changes in the fair value of items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, which must be applied to an entire instrument, and not only specified risks, specific cash flows, or portions of that instrument, and is irrevocable once elected. Assets and liabilities measured at fair value are required to be reported separately from those instruments measured using another accounting method.

At December 31, 2013, notes payable to related parties – Former SAE stockholders were measured at fair value on a recurring basis. After their repayment in July 2014 and as of December 31, 2014, the Corporation does not have financial assets and liabilities measured at fair value on a recurring basis.

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

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

Reportable Segment

The chief operating decision maker regularly reviews financial data by country to assess performance and allocate resources, resulting in the conclusion that each country in which it operates represents a reporting unit. To determine its reportable segments, the Corporation evaluated whether and to what extent the reporting units should be aggregated. The evaluation included consideration of each reporting unit's services, types of customers, methods used to provide its services, and regulatory environment. The Corporation determined that its reporting units sold similar types of seismic data contract services to similar types of major non-U.S. and government owned/controlled oil and gas customers operating in a global market. The Corporation concluded that its seismic data contract services operations comprise one single reportable segment.

Recently Issued Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance intended to change the criteria for recognition of revenue. The new guidance establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principal, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Corporation is currently evaluating what impact adoption of this guidance would have on its financial position, results of operations, cash flows and disclosures.

Share-Based Compensation

In June 2014, the FASB issued amended guidance on the accounting for certain share-based employee compensation awards. The amended guidance applies to share-based employee compensation awards that include a performance target that affects vesting when the performance target can be achieved after the requisite service period. These targets are to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Corporation does not expect adoption will have a material impact on its financial position, results of operations, cash flows or disclosures.

Going Concern

In August 2014, the FASB issued guidance on disclosures of uncertainties about an entity's ability to continue as a going concern. The guidance requires management's evaluation of whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. This assessment must be made in connection with preparing financial statements for each annual and interim reporting period. Management's evaluation should be based on the relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, but this doubt is alleviated by management's plans, the entity should disclose information that enables the reader to understand what the conditions or events are, management's evaluation of those conditions or events and management's plans that alleviate that substantial doubt. If conditions or events raise substantial doubt and the substantial doubt is not alleviated, the entity must disclose this in the footnotes. The entity must also disclose information that enables the reader to understand what the conditions or events are, management's evaluation of those conditions or events and management's plans that are intended to alleviate that substantial doubt. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Corporation does not expect adoption will have a material impact on its financial position, results of operations, cash flows or disclosures.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

Consolidation

In February 2015, the FASB issued amended guidance on the consolidation of legal entities including limited partnerships and limited liability corporations. The guidance modifies the consolidation models to be analyzed in determining whether a reporting entity should consolidate certain types of legal entities. The guidance must be applied using one of two retrospective application methods and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Corporation does not expect adoption will have a material impact on its financial position, results of operations, cash flows or disclosures.

NOTE 3 — MERGER BETWEEN TRIO MERGER CORP. AND SAEXPLORATION HOLDINGS, INC.

The Corporation was initially formed on February 2, 2011 under the name Trio Merger Corp. as a blank check company in order to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more business entities. On December 10, 2012, the Corporation entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), as amended by a First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, with Trio Merger Sub, Inc. (“ Merger Sub”), the entity formerly known as SAExploration Holdings, Inc. (“Former SAE”), and CLCH, LLC (“CLCH”), which contemplated Former SAE merging with and into Merger Sub with Merger Sub surviving as a wholly-owned subsidiary of the Corporation (the “Merger”). The Merger was consummated on June 24, 2013 ("Closing"), at which time the business of Former SAE became the Corporation’s business. Effective upon the Closing, the Corporation changed its name to SAExploration Holdings, Inc. and Merger Sub, the surviving entity in the Merger, changed its name to SAExploration Sub, Inc.

The Merger was accounted for as a reverse acquisition. Under this method of accounting, Merger Sub was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Former SAE comprising the ongoing operations of the combined entity, Former SAE senior management comprising the senior management of the combined company, and the Former SAE common stockholders having a majority of the voting power of the combined entity. In accordance with applicable guidance, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former SAE issuing stock for the Corporation’s net assets, accompanied by a recapitalization. The Corporation’s assets were stated at fair value, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Former SAE. The equity structure after the Merger reflects the Corporation’s equity structure.

The Former SAE common stockholders received as consideration for all shares of common stock they held or had the right to acquire prior to the Merger on a fully-diluted basis: (i) an aggregate of 6,448,443 shares of the Corporation’s common stock at the Closing; (ii) an aggregate of $7,500 in cash at the Closing; (iii) an aggregate of $17,500 represented by a promissory note issued by the Corporation at the Closing; and (iv) the right to receive up to 992,108 additional shares of the Corporation’s common stock after the Closing based on the achievement of specified earnings targets by the Corporation for the 2013 and/or the 2014 fiscal years ("Contingent Consideration"). Additionally, the Corporation paid to CLCH, the holder of all of the outstanding shares of Former SAE preferred stock and a company controlled by Jeff Hastings, the Corporation’s post-Merger Executive Chairman, an aggregate of $5,000 in cash for all of such shares. The Contingent Consideration earnings targets were not achieved for any single or combined years resulting in no shares of the Corporation's common stock being issued for Contingent Consideration.

At Closing, 545,635 shares of the Corporation’s common stock issued as consideration for the Merger were deposited in escrow to secure the indemnification obligations under the Merger Agreement. On June 24, 2014, 272,818 of the escrow shares were released to the Former SAE stockholders. The remaining 272,817 escrow shares will be released 30 days after the Corporation files its annual report on Form 10-K for its 2015 fiscal year, less any shares reserved to satisfy tax or environmental indemnification claims made prior to such date.

The following table summarizes the effects of the Merger on the Corporation’s assets, liabilities, and capital structure:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — MERGER BETWEEN TRIO MERGER CORP. AND SAEXPLORATION HOLDINGS, INC. – (continued)

Cash and cash held in trust, after conversions	$47,777
Cash payment to Former SAE common stockholders at Closing	(7,500)
Net cash released from escrow to the Corporation upon Closing	40,277
Other assets and liabilities remaining in the Corporation:
Notes payable to related parties – Former SAE common stockholders, at fair value	(11,775)
Notes payable to related parties – directors	(500)
Other assets	13
Contingent consideration	—
Net increase in equity resulting from merger prior to other charges and credits to equity	28,015
Merger costs charged to equity	(5,027)
Pre-acquisition value of Former SAE warrants deemed equity under their terms	1,293
Net increase in the Corporation's June 24, 2013 equity resulting from the Merger	$24,281

In connection with the Merger, holders of 987,634 shares of the Corporation’s outstanding common stock issued in its 2011 initial public offering ("public shares") exercised their rights to convert shares to cash at the time of a merger at a conversion price of $10.08 per share, for total consideration of approximately $9,959. Of the $40,277 of cash transferred from the Corporation’s trust account at Closing, $5,000 was used to purchase Former SAE’s preferred stock, resulting in net cash provided by the Merger of $35,277. The Corporation incurred Merger related costs totaling $6,215, of which $5,027 represented equity issuance costs recorded as a reduction of equity and $1,188 represented costs unrelated to the issuance of equity and recorded as Merger costs in the consolidated statement of operations for the year ended December 31, 2013.

After giving effect to the issuance of the shares of the Corporation’s common stock to Former SAE stockholders at the Closing, the issuance of 100,000 shares of the Corporation’s common stock in exchange for the options to purchase up to a total of 600,000 shares of common stock and 600,000 warrants held by EarlyBirdCapital, Inc. and its designees for 100,000 shares of Corporation common stock and the conversion of 987,634 of the Corporation’s public shares, there were 13,402,664 shares of the Corporation’s common stock outstanding as of June 24, 2013. The conversion price for holders of public shares electing conversion was paid out of the Corporation’s trust account, which had a balance immediately prior to the Closing of $61,707. The remaining trust account funds were used to pay the Corporation’s transaction expenses of approximately $3,971 and the cash portion of the Merger consideration payable to the Former SAE preferred and common stockholders, totaling $12,500, and the balance of approximately $35,277 was released to the Corporation.

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

A portion of the merger consideration payable at Closing was allocable to holders of certain derivative securities of Former SAE that were not converted or exchanged prior to the Merger. As of December 31, 2014, a total of 84,131 shares of common stock were held in escrow pending the conversion or exercise of those derivative securities (the “Merger Consideration Escrow”). The escrow agreement provides that CLCH, LLC ("CLCH"), as nominee of the Corporation, will have voting control over all shares of the Corporation's common stock held in the Merger Consideration Escrow.
Immediately prior to the closing of the Merger, Former SAE paid cash dividends totaling $15,000, of which $5,000 was paid to preferred stockholders and $10,000 was paid to common stockholders.

At the Closing of the Merger, the pre-Merger stockholders of the Corporation owned approximately 51.5% of the Corporation, and the pre-Merger stockholders of Former SAE owned approximately 48.5% of the Corporation. In connection with the Merger, certain of the initial stockholders of the Corporation granted voting proxies to CLCH, which was the majority stockholder of

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — MERGER BETWEEN TRIO MERGER CORP. AND SAEXPLORATION HOLDINGS, INC. – (continued)

Former SAE, such that CLCH, along with certain other stockholders of Former SAE, control at least 50.5% of the voting power of the Corporation following the Merger.

NOTE 4 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Accounts Receivable

Accounts receivable is comprised of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
Accounts receivable	$73,584	$41,182
Less allowance for doubtful accounts	—	(254)
Accounts receivable, net	$73,584	$40,928

Changes in the allowance for doubtful accounts during the years ended December 31, 2014 and 2013 were as follows:

	Years Ended December 31,
	2014	2013
Beginning balance	$(254)	$—
Charges to expense	—	254
Write-offs	254	—
Ending balance	$—	$(254)

Prepaid Expenses

Prepaid expenses at December 31, 2014 and 2013 include the following:

	December 31,
	2014	2013
Prepaid taxes	$13,244	$1,130
Advances to suppliers	1,723	2,442
Deposits	868	355
Other	1,202	692
Total prepaid expenses	$17,037	$4,619

Property and Equipment

Property and equipment is comprised of the following at December 31, 2014 and 2013:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 4 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS – (continued)

		December 31,
	Estimated Useful Life	2014	2013
Field operating equipment	3 – 10 years	$100,379	$85,990
Vehicles	3 – 5 years	15,851	3,550
Leasehold improvements	2 – 5 years	498	455
Software	3 – 5 years	2,672	1,122
Computer equipment	3 – 5 years	2,808	4,358
Office equipment	3 – 5 years	1,000	968
		123,208	96,443
Less: accumulated depreciation and amortization		(46,112)	(31,871)
Property and equipment, net		$77,096	$64,572

Total depreciation and amortization expense for the years ended December 31, 2014 and 2013 was $16,379 and $16,096, respectively, of which $15,205 and $14,843, respectively, was recorded in cost of services and $1,174 and $1,253, respectively, was recorded in selling, general and administrative expense.

Goodwill

Changes in the carrying value of goodwill during the years ended December 31, 2014 and 2013 were as follows:

Balance at December 31, 2012	$2,306
Foreign currency translation adjustment	(156)
Balance at December 31, 2013	2,150
Foreign currency translation adjustment	(173)
Balance at December 31, 2014	$1,977

There have been no goodwill impairment charges since the 2011 Datum Exploration Ltd. acquisition was initially recorded.

Intangible Assets

Changes in the carrying value of intangible assets and related accumulated amortization during the years ended December 31, 2014 and 2013 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance at December 31, 2012	$1,684	$(206)	$1,478
Amortization expense	—	(121)	(121)
Foreign currency translation adjustment	(97)	—	(97)
Balance at December 31, 2013	1,587	(327)	1,260
Amortization expense	—	(114)	(114)
Foreign currency translation adjustment	(96)	—	(96)
Balance at December 31, 2014	$1,491	$(441)	$1,050

Intangible assets consist of customer relationships recorded in connection with the 2011 Datum Exploration Ltd. acquisition. The weighted average useful life of customer relationships at December 31, 2014 and 2013 was 13 years.

Future amortization expense is as follows:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 4 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS – (continued)

2015	$109
2016	109
2017	109
2018	109
2019	109
Thereafter	505
Total	$1,050

Deferred Loan Issuance Costs

Changes in deferred loan issuance costs and related accumulated amortization during the years ended December 31, 2014 and 2013 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance at December 31, 2012	$9,279	$(213)	$9,066
Additional 2012 Credit Agreement loan issuance costs	2,750	—	2,750
Amortization expense	—	(2,701)	(2,701)
Balance at December 31, 2013	12,029	(2,914)	9,115
Write-off of 2012 Credit Agreement deferred loan issuance costs due to repayment and termination of agreement	(12,029)	4,421	(7,608)
Senior secured notes loan issuance costs	6,691	—	6,691
Revolving credit agreement loan issuance costs	852	—	852
Amortization expense	—	(2,224)	(2,224)
Balance at December 31, 2014	$7,543	$(717)	$6,826

The Corporation issued the senior secured notes in July 2014 and used a portion of the proceeds to repay the 2012 credit agreement prior to maturity. Upon repayment of the 2012 credit agreement, the balance of deferred loan issuance costs was charged to loss on early extinguishment of debt in the statement of operations for the year ended December 31, 2014. Loan issuance costs incurred for the senior secured notes and revolving credit agreement signed in November 2014 were capitalized during the year ended December 31, 2014 and will be amortized over 5 years and 3 years, respectively.

NOTE 5 — REVOLVING CREDIT FACILITY

On November 6, 2014, SAExploration, Inc. (“Borrower”), SAExploration Holdings, Inc. (“Corporation”) and the Corporation’s other domestic subsidiaries and Wells Fargo Bank, National Association (“Lender”) entered into a Credit and Security Agreement (“Credit Agreement”). The Credit Agreement provides for a $20,000 revolving line of credit facility (the “Revolving Credit Facility”) secured by the Corporation’s and the Corporation's domestic subsidiaries' U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the Credit Agreement. The proceeds of the Revolving Credit Facility will primarily be used to fund the Corporation’s working capital needs for its operations and for general corporate purposes. The Revolving Credit Facility had not been used as of December 31, 2014.

Borrowings made under the Revolving Credit Facility bear interest, payable monthly, at a rate of daily three months LIBOR plus 3% (3.26% at December 31, 2014). The Revolving Credit Facility has a maturity date of November 6, 2017, unless terminated earlier. The Corporation may request, and the Lender may grant, an increase to the maximum amount available under the Revolving Credit Facility in minimum increments of $1,000 not to exceed an additional $10,000 in the aggregate, so long as certain conditions as described in the Credit Agreement are met.

The Credit Agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee which accrues at the annual rate of 3% of the undrawn daily

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 5 — REVOLVING CREDIT FACILITY – (continued)

balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Revolving Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. The sub-facility for letters of credit had not been utilized as of December 31, 2014.

Under the Revolving Credit Facility, borrowings are subject to borrowing base availability and may not exceed 85% of the amount of eligible accounts receivable, as defined, plus the lesser of $20,000 or 85% of the orderly net liquidation value of existing eligible equipment per appraisal and 85% of hard costs of acquired eligible equipment, less the aggregate amount of any reserves established by the Lender. If borrowings under the Revolving Credit Facility exceed $5,000, the Corporation is subject to minimum rolling 12 months EBITDA requirements of $20,000 on a consolidated basis and $8,000 on the Corporation’s operations in the State of Alaska. The minimum EBITDA for the consolidated basis calculation is lowered by $17,000 if the month of July 2014 is included within the rolling 12 months period and also excludes the effect of the change in fair value of notes payable to related parties.

The Credit Agreement contains covenants including, but not limited to (i) commitments to maintain and deliver to Lender, as required, certain financial reports, records and other items, (ii) subject to certain exceptions under the Credit Agreement, restrictions on the ability of the Corporation to incur indebtedness, create or incur liens, enter into fundamental changes to corporate structure or to the nature of the business of the Corporation, dispose of assets, permit a change in control, acquire non-permitted investments, enter into affiliate transactions or make distributions (iii) maintain the minimum EBITDA specified above and (iv) maintain eligible equipment, as defined, located in the State of Alaska with a value of at least 75% of the value of such equipment plus the value of equipment outside the United States which would be otherwise eligible under the Credit Agreement. The Credit Agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. The Corporation is in compliance with the Credit Agreement covenants as of December 31, 2014.

The Credit Agreement also provides for customary events of default. If an event of default occurs and is continuing, then the Lender may, among other options as described in the Credit Agreement, declare the obligations of the Borrower to be due and payable immediately or declare the funding obligations of the Lender terminated immediately, subject to the terms of the Intercreditor Agreement described below.

The Credit Agreement is subject to the Intercreditor Agreement (“Intercreditor Agreement”) dated as of November 6, 2014 between the Lender and U.S. Bank National Association, as trustee and collateral agent (“Noteholder Agent”) pursuant to the Indenture dated as of July 2, 2014 relating to the Corporation’s 10% Senior Secured Notes due 2019. The Intercreditor Agreement sets forth various terms between the Lender and Noteholder Agent, including, but not limited to, (i) the priority of liens between those granted by the Indenture and the Credit Agreement, (ii) enforcement action procedures, (iii) the application of the proceeds of the senior collateral received by either the Noteholder Agent or the Lender, (iv) the process by which any liens may be released, (v) insolvency proceeding procedures, (vi) a prohibition on amending various agreements in a manner inconsistent with or in violation of the Intercreditor Agreement, and (vii) the option of the Noteholder Agent to purchase the Borrower’s debt under the Credit Agreement from the Lender if certain triggering conditions are met. The Intercreditor Agreement also contains customary representations, warranties, covenants and other terms and conditions.

NOTE 6 — NOTES PAYABLE

Notes payable at December 31, 2014 and 2013 consist of the following:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 6 — NOTES PAYABLE – (continued)

	December 31,
	2014	2013

Senior secured notes	$150,000	$—
Equipment note payable	1,654	—
Notes payable under 2012 credit agreement:
Principal balance	—	81,137
Less unamortized discount	—	(449)
Net note payable	—	80,688
Notes payable to related parties:
Note payable to Former SAE common stockholders, at fair value	—	12,406
Notes payable to directors	—	500
Total notes payable to related parties	—	12,906
Total notes payable outstanding	151,654	93,594
Less current portion:
Notes payable under 2012 credit agreement	—	800
Notes payables to related parties -- directors	—	500
Equipment note payable	1,654	—
Total current portion of notes payable	1,654	1,300
Total long-term portion of notes payable	$150,000	$92,294

Senior Secured Notes

On July 2, 2014, the Corporation entered into an Indenture ("Indenture") under which it issued $150,000 of senior secured notes ("Notes") due July 15, 2019, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. The Notes bear interest at the annual rate of 10% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. The Notes are guaranteed on a senior secured basis with a lien on substantially all assets of SAExploration Holdings, Inc. and each of its existing and future domestic subsidiaries, except for any immaterial subsidiaries ("Guarantors"). The liens securing the Notes are subject to certain exceptions and permitted liens, which are contractually subordinated to a first priority lien on certain U.S. assets securing the Revolving Credit Facility under the Intercreditor Agreement discussed in Note 5.

The proceeds from the Notes were used to pay the amounts outstanding under the 2012 Credit Agreement and the note payable to the Former SAE common stockholders, pay related fees and expenses, fund the purchase of equipment related to the Corporation’s Alaska operations, and for general corporate purposes.

The Corporation has the right to redeem some or all of the Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, together with accrued and unpaid interest to, but not including, the redemption date, if redeemed on or after January 15, 2017 as indicated:

Period	Percentage
On or after January 15, 2017 and prior to July 15, 2017	107.5%
On or after July 15, 2017 and prior to July 15, 2018	105.0%
On and after July 15, 2018	100.0%

The Corporation also has the right to redeem some or all of the Notes at any time or from time to time prior to January 15, 2017, at a redemption price equal to 100% of the principal amount thereof plus an applicable premium determined in accordance with the Indenture and accrued and unpaid interest to, but not including, the redemption date. In addition, the Corporation has the right to redeem from time to time up to 35% of the aggregate outstanding principal amount of the Notes before January 15, 2017, with the net proceeds of an equity offering at a redemption price equal to 110% of the principal amount thereof, plus accrued but unpaid

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 6 — NOTES PAYABLE – (continued)

interest to, but not including, the redemption date.

Subject to certain exceptions, upon the occurrence of a Change of Control (as defined in the Indenture), each holder of Notes will have the right to require the Corporation to purchase that holder’s Notes for a cash price equal to 101% of the principal amounts to be purchased, plus accrued and unpaid interest to the date of purchase. Upon the occurrence of an Asset Sale (as defined in the Indenture), each holder of Notes will have the right to require the Corporation to purchase that holder’s Notes for a cash price equal to 100% of the principal amounts to be purchased, plus accrued and unpaid interest to the date of purchase from any proceeds from the Asset Sale in excess of $7.5 million that are not otherwise used by the Corporation to either reduce its debt, reinvest in assets or acquire a permitted business.

The Indenture contains covenants which include limitations on the Corporation's ability to: (i) transfer or sell assets; (ii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iii) incur or guarantee additional indebtedness or, with respect to the Corporation's restricted subsidiaries, issue preferred stock; (iv) create or incur liens; (v) incur dividend or other payment restrictions affecting its restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of its or its subsidiaries’ assets; (vii) enter into transactions with affiliates; (viii) engage in business other than its current business and reasonably related extensions thereof; and (ix) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Notes. The Corporation is in compliance with the Indenture covenants as of December 31, 2014.

In connection with the issuance of the Notes, the Corporation entered into a registration rights agreement in which the Corporation agreed to use its best efforts to register with the SEC a new series of freely tradable notes (“Exchange Notes”), which will be exchanged for the current Notes. The Corporation and the Guarantors further agreed to use best efforts to: (i) file a registration statement for the Exchange Notes with the SEC within 300 days after the issuance of the Notes; (ii) cause the registration statement to be declared effective within 390 days after the issue date of the Notes; and (iii) close the exchange offer 30 days after such registration statement is declared effective. In certain circumstances, the Corporation may be required to file a shelf registration statement to cover resale of the Notes. If the Corporation and the Guarantors do not meet the deadlines set forth above, additional interest (as defined in the Indenture) will be payable until the obligations described above are fulfilled.

Equipment Note Payable

On November 18, 2014, the Corporation entered into a note payable to Sercel, Inc. in the amount of $1,838, bearing interest at the annual rate of 8%. The note payable is secured by geophones and related accessories which were delivered in December 2014. A payment of $184 was made upon delivery of the equipment with principal and interest payments of $144 due monthly thereafter until the note is fully paid on December 15, 2015.

Notes Payable under 2012 Credit Agreement

On November 28, 2012, Former SAE entered into a four year term Credit Agreement for $80,000 (as amended, the “2012 Credit Agreement”), bearing interest at 13.5%. The 2012 Credit Agreement was collateralized by all the assets of Former SAE. The Corporation joined the 2012 Credit Agreement in the same capacity as Former SAE upon consummation of the Merger. The 2012 Credit Agreement required quarterly principal payments of $200 plus 0.25% of any additional amounts borrowed, with the remaining unpaid balance due at maturity in 2016. Under the terms of the 2012 Credit Agreement, warrants were issued for 1% of Former SAE common stock deemed outstanding, which includes any securities or contract of a dilutive nature that were exercisable. Loan issuance costs totaling $12,029 were deferred and amortized over the four year term of the notes using the effective interest method.

The discount associated with the 2012 Credit Agreement was amortized over its four year term using the effective interest method. The consolidated balance sheet as of December 31, 2013 includes the original discount of $607 less accumulated amortization of $158. Total loan issuance costs and discount amortization charged to interest expense for the years ended December 31, 2014 and 2013 was $2,298 and $2,860, respectively.

Under the 2012 Credit Agreement, the Corporation could elect to treat up to 2.5% of the interest expense incurred as payment in kind (“PIK”), which would result in the elected interest amount recorded as interest expense and added to the balance of the note. For the years ended December 31, 2014 and 2013, the Corporation elected to exercise the PIK option in the amount of $1,022 and $2,040, respectively.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 6 — NOTES PAYABLE – (continued)

On October 31, 2013, the Corporation entered into Amendment No. 3 to the 2012 Credit Agreement, which revised certain financial covenant ratios, lowered capital expenditure limits for 2013 and 2014, granted waivers for any failure to comply with the financial covenants for the quarter ended September 30, 2013, and limited the payment of interest to certain Former SAE stockholders under the Corporation’s $17,500 note payable to Former SAE common stockholders issued in connection with the Merger.

All amounts outstanding under the 2012 Credit Agreement were repaid on July 2, 2014 from proceeds of the Notes and the 2012 Credit Agreement was terminated. The repayment and termination of the 2012 Credit Agreement resulted in a $17,157 charge to loss on early extinguishment of debt in the year ended December 31, 2014. The charge consisted of prepayment penalties of $8,877, write-off of unamortized loan discount and issuance costs totaling $7,983, and legal fees of $297.

Notes Payable to Related Parties

Note Payable to Former SAE Common Stockholders

On June 24, 2013, as Merger consideration to the Former SAE common stockholders, the Corporation issued a $17,500 unsecured promissory note due June 24, 2023 to CLCH, the Former SAE stockholders' representative, bearing interest at the annual rate of 10.0%. At the date of issuance, the Corporation elected the fair value option for recording the note. As of the issuance date, the fair value of the promissory note was determined to be $11,775, utilizing a net present value approach based on a discount rate of 17.6%. In calculating the net present value, the Corporation used the average yield for similar instruments to determine the discount rate. The resulting change in fair value is reported in the results of operations under change in fair value of note payable to related parties. All amounts outstanding under the note payable to Former SAE common stockholders were repaid on July 2, 2014 from proceeds of the Notes, and the promissory note was cancelled.

In October 2013, CLCH, Seismic Management Holdings Inc. and Brent Whiteley entered into a waiver agreement with the Corporation, pursuant to which each agreed to allow the Corporation to defer payment of interest on the note payable to Former SAE common stockholders until such payments were permitted to be made under the 2012 Credit Agreement. Cumulative deferred interest payments totaling $2,007 were paid on July 2, 2014.

Notes Payable to Directors

Prior to the Merger, Eric S. Rosenfeld, the Corporation’s Chairman of the Board and Chief Executive Officer (director post-Merger), and David D. Sgro, the Corporation’s Chief Financial Officer and a director (director post-Merger), held non-interest bearing convertible promissory notes for working capital loans to the Corporation in principal amounts totaling $300 and $200, respectively. As of October 10, 2013, the convertible promissory notes were amended to extend the maturity date to December 31, 2013 and to allow the principal balance of the notes to be converted, at the holder’s option, to an aggregate of up to 1,000,000 warrants (the “Convertible Debt Warrants”). Each Convertible Debt Warrant was exercisable for one share of the Corporation's common stock either at a cash exercise price of $12.00 or on a cashless basis as defined in the warrant, at the holder’s option. On January 8, 2014, Messrs. Rosenfeld and Sgro elected to convert the full principal balance of the notes into warrants to purchase an aggregate of 1,000,000 shares of the Corporation's common stock, and tendered such warrants in a cashless transaction for an aggregate of 100,000 shares of the Corporation's common stock as part of the warrant exchange completed in February 2014 described in Note 10.

Notes Payable to CLCH

The Corporation entered into a loan agreement with CLCH on January 1, 2009 for a maximum credit line of $3,000, due on demand, and bearing interest at the annual rate of 8.5%. The outstanding balance of $53 at December 31, 2012 was paid in February 2013 and the agreement terminated.

Future Principal Payments for Notes Payable

Required future principal payments for notes payable outstanding at December 31, 2014 are as follows during the years ending December 31:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 6 — NOTES PAYABLE – (continued)

Amount
2015	$1,654
2016	—
2017	—
2018	—
2019	150,000
Thereafter	—
Total	$151,654

NOTE 7 — LEASES

Capital Leases

The Corporation leases certain machinery and equipment under agreements that are classified as capital leases. As of December 31, 2014, the future minimum lease payments required under the capital leases and the present value of the net minimum lease payments for the years ending December 31 are as follows:

Amount
2015	$514
2016	144
2017	55
2018	—
2019	—
Thereafter	—
Total minimum lease payments	713
Less: amount representing interest	(68)
Present value of net minimum lease payments	645
Less: current maturities of capital lease obligations	(460)
Long-term capital lease obligations	$185

Assets recorded under capital leases and included in property and equipment in the Corporation’s consolidated balance sheets consist of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
Field operating equipment	$757	$2,062
Vehicles	403	437
Computer equipment	235	292
Office equipment	122	152
Total cost of property and equipment under capital leases	1,517	2,943
Less: accumulated depreciation	(639)	(1,280)
Property under capital leases, net	$878	$1,663

Operating Leases

The Corporation has several noncancelable operating leases, primarily for office, warehouse space, and corporate apartments that are set to expire over the next five years. These leases generally contain renewal options for a one-year period and require the Corporation to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2014 and 2013 was $53,351 and $1,880, respectively.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 7 — LEASES– (continued)

As of December 31, 2014, future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the years ending December 31 are as follows:

Amount
2015	$1,740
2016	1,529
2017	1,379
2018	1,361
2019	619
Thereafter	—
Total future minimum lease payments	$6,628

NOTE 8     — EARNINGS PER SHARE

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

The computation of basic and diluted net loss per share for the years ended December 31, 2014 and 2013 is as follows:

	Net Loss Attributable to Corporation	Shares	Per Share
Year Ended December 31, 2014:
Basic loss per share	$(41,753)	14,697,061	$(2.84)
Effect of dilutive securities	—	—	—
Diluted loss per share	$(41,753)	14,697,061	$(2.84)

Year Ended December 31, 2013:
Basic loss per share	$(21,051)	10,010,492	$(2.10)
Effect of dilutive securities	—	—	—
Diluted loss per share	$(21,051)	10,010,492	$(2.10)

For the year ended December 31, 2014, warrants to purchase 581,807 shares of common stock were excluded from the calculation of diluted net loss per share since the $12.00 warrant exercise price was higher than the $7.92 average per share price during 2014. For the year ended December 31, 2013, warrants to purchase 14,000,000 shares of common stock and 1,000,000 warrants issuable upon conversion of notes payable to related parties, discussed further under "Warrant Exchange" in Note 10, were excluded from the calculation of dilutive net loss per share because their inclusion would have been anti-dilutive.

NOTE 9 — INCOME TAXES

Income (loss) before income taxes attributable to U.S. (including its foreign branches) and foreign operations for the years ended December 31, 2014 and 2013 are as follows:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 9 — INCOME TAXES – (continued)

	Years Ended December 31,
	2014	2013
U.S.	$(50,154)	$(6,159)
Foreign	24,635	(4,352)
Total	$(25,519)	$(10,511)

No income taxes are attributable to the noncontrolling interest.

The provision for income taxes shown in the consolidated statements of operations and comprehensive income (loss) consists of current and deferred expense (benefit) for the years ended December 31, 2014 and 2013 as shown in the following table:

	Years Ended December 31,
	2014	2013
Current income tax expense:
U.S. – federal and state	$307	$1
Foreign	13,714	9,139
Total current income tax expense	14,021	9,140
Deferred income tax expense (benefit):
U.S. – federal and state	—	1,812
Foreign	(1,145)	(457)
Total deferred income tax expense (benefit)	(1,145)	1,355
Total provision for income taxes	$12,876	$10,495

A reconciliation of the provision for income tax expense (benefit) expected at the U.S. federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2014	2013
Expected income tax expense (benefit) at 35%	$(8,932)	$(3,678)
IRC Section 956 deemed dividend	—	5,645
Effects of expenses not deductible for tax purposes	1,431	1,614
Tax effect of valuation allowance on deferred tax assets	18,725	1,144
Taxes in lieu of income taxes	—	3,126
Reduction in reserve for uncertain tax position	—	(329)
Effects of differences between U.S. and foreign tax rates, net of federal benefit, and other	1,652	2,973
Provision for income taxes	$12,876	$10,495

The net deferred tax assets as of December 31, 2014 and 2013 consist of the following:

	December 31,
	2014	2013
Current deferred tax asset, net	$520	$1,371
Non-current deferred tax asset, net	8,027	743
Current deferred tax liability, net	(587)	(69)
Non-current deferred tax liability, net	(5,731)	(1,114)
Net deferred tax asset	$2,229	$931

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 9 — INCOME TAXES – (continued)

	December 31,
	2014	2013
Deferred tax assets:
Deferred charges	$1,191	$—
Deferred revenue	—	1,206
Related party accrued expenses	—	33
Deferred contract costs	—	398
Other accruals	1,774	581
Research and development credits	2,406	—
Capital lease obligation	124	240
Foreign tax credit and AMT credit carry forwards	12,538	7,764
Financing costs	—	334
Unrealized loss	507	379
Property and equipment	1,981	636
Net operating loss carry forwards	13,749	3,590
Total deferred tax assets	34,270	15,161
Less: valuation allowance	(25,723)	(6,998)
Total deferred tax assets, net	8,547	8,163
Deferred tax liabilities:
Other receivables	(329)	(69)
Property and equipment	(5,416)	(6,787)
Foreign exchange gain	—	(61)
Deferred contract costs	(258)	—
Intangible assets	(315)	(315)
Total deferred tax liabilities	(6,318)	(7,232)
Net deferred tax assets	$2,229	$931

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Corporation has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. From its evaluation, the Corporation has concluded that based on the weight of available evidence, it is not more likely than not to realize the benefit of its deferred tax assets recorded in the United States, Malaysia, Brazil, Bolivia and Canada at December 31, 2014 and 2013. Accordingly, the Corporation had a valuation allowance totaling $25,723 and $6,998, respectively, at December 31, 2014 and 2013 for the deferred tax assets in United States, Canada, Malaysia and Brazil that more likely than not will not be realized. Should the factors underlying management’s analysis change, future valuation adjustments to the Corporation’s net deferred tax assets may be necessary. The valuation allowance was increased by $18,725 and $6,969, respectively, during the years ended December 31, 2014 and 2013.
The Corporation is subject to examination in all jurisdictions in which it operates. The Corporation is no longer subject to examination by the Internal Revenue Service or other foreign taxing authorities in which it files for years prior to 2010.
Foreign earnings are considered to be permanently reinvested in operations outside the United States and therefore the Corporation has not provided for U.S. income taxes on these unrepatriated foreign earnings.
Uncertain tax positions activity for the years ended December 31, 2014 and 2013 are shown below:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 9 — INCOME TAXES – (continued)

	Years Ended December 31,
	2014	2013
Unrecognized tax benefits, beginning balance	$—	$329
Additions for prior year tax positions	—	—
Reductions for lapse in statute	—	(329)
Unrecognized tax benefits, ending balance	$—	$—

The details of the Corporation’s tax attributes as of December 31, 2014 and 2013 are shown below:

	December 31,
Net Operating Loss Carryforwards:	2014	2013
United States	$25,462	$5,563
Canada	2,750	440
Malaysia	5,412	5,743
Brazil	2,595	—
Others	4,670	526
Total	$40,889	$12,272

	December 31,
Foreign Tax Credits Carryforwards:	2014	2013
United States	$11,519	$6,938
Canada	641	515
United Kingdom	356	—
Total	$12,516	$7,453

	December 31,
Net Deferred Tax Assets (Liabilities):	2014	2013
United States	$—	$—
Canada	337	(156)
Colombia	208	572
Malaysia	429	1
Peru	792	476
Others	463	38
Total	$2,229	$931

The total amount of accrued interest and penalties included in accrued expenses as of December 31, 2014 and 2013 was $51 and $0, respectively. To the extent interest and penalties are assessed with respect to the uncertain tax positions, amounts accrued will be reflected as income tax expense. Interest and penalties recognized as expense amounted to $83 and $215 for the years ended December 31, 2014 and 2013, respectively.
Net Operating Losses

As of December 31, 2014, the Corporation had U.S. federal tax net operating loss (“NOLs”) carryforwards of approximately $25,462, which begin to expire in fiscal year 2031. These net operating loss carryforwards, subject to certain requirements and restrictions, including limitations on their use as a result of an ownership change in 2013, may be used to offset future taxable income and thereby reduce the Corporation’s U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carry forwards to reduce its tax liability. Accordingly, the Corporation’s use of the net operating

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 9 — INCOME TAXES – (continued)

loss carryforwards and foreign tax credit carryforwards are limited to the applicable annual limitation amount. Management has estimated the annual Section 382 limitation to be approximately $3,735. As of December 31, 2014, only $3,044 are pre-merger NOLs, the remaining $22,418 NOL is not subject to the Section 382 limitation.
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

NOTE 10 — WARRANTS

Trio Merger Corp. Warrants

The Corporation sold warrants ("Trio Merger Corp. Warrants") for the purchase of an aggregate of 14,000,000 shares of the Corporation's common stock at the exercise price of $7.50 in the following transactions:

•
In a private sale in February 2011, the Corporation sold 6,500,000 units, with each unit consisting of one share of common stock and one warrant, to the holders of the Corporation's common stock prior to its initial public offering ("Private Warrants").

•
In a private sale in February 2011, the Corporation sold 600,000 warrants to EarlyBirdCapital, Inc., the representative of the underwriters for the Corporation’s initial public offering, and its designees ("Private Warrants").

•	In its initial public offering in June 2011, the Corporation closed the sale of 6,000,000 units, with each unit consisting of one share of common stock and one warrant ("Public Warrants").

•
Pursuant to an over-allotment option granted to the underwriters, the Corporation sold an additional 900,000 units in June 2011, with each unit consisting of one share of common stock and one warrant ("Public Warrants").

The units, consisting of one share of common stock and one warrant, were mandatorily separated into their component parts effective March 26, 2012. The Corporation then could call the Public Warrants for redemption at $0.01 per warrant if the last sale price of the Corporation's common stock equals or exceeds $12.50 per share, for any 20 trading days within a 30 consecutive trading day period. If the Warrants are called for redemption, the Corporation will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis".  The terms of the Private Warrants and Convertible Debt Warrants are identical to the Public Warrants, except that such warrants are exercisable for cash or on a “cashless basis,” at the holder’s option, and are not redeemable by the Corporation, in each case so long as the warrants are still held by the initial purchasers or their affiliates.

Concurrent with the Closing of the Merger in June 2013, the Corporation, with the written consent of the majority of the holders of the then outstanding warrants, entered into an amendment to the warrant agreement with Continental Stock Transfer & Trust Company, as warrant agent for all Trio Merger Corp. and Convertible Debt Warrants, to (i) increase the exercise price of the warrants from $7.50 to $12.00 per share of the Corporation’s common stock and (ii) increase the redemption price of the warrants from $12.50 to $15.00 per share of the Corporation’s common stock.

On January 7, 2014, the Corporation commenced an offer to exchange the Trio Merger Corp. warrants for its common stock as discussed under Warrant Exchange below. After completion of the Warrant Exchange, 581,807 of the original Trio Merger Corp. Public Warrants remain outstanding and expire on June 24, 2016. As of December 31, 2014 and 2013, a total of 581,807 and 14,000,000 warrants, respectively, were outstanding.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 10 — WARRANTS – (continued)

Convertible Debt Warrants

As discussed in Note 6, the convertible promissory notes totaling $500 were amended as of October 10, 2013 to extend the maturity date to December 31, 2013 and to allow the principal balance of the notes to be converted, at the holder’s option, to an aggregate of 1,000,000 warrants. Each Convertible Debt Warrant was exercisable for one share of the Corporation's common stock either at a cash exercise price of $12.00 or on a cashless basis as defined in the warrant, at the holder’s option. On January 8, 2014, Messrs. Rosenfeld and Sgro elected to convert the full principal balance of the notes into warrants to purchase an aggregate of 1,000,000 shares of the Corporation's common stock, and tendered such warrants in a cashless transaction for an aggregate of 100,000 shares of the Corporation's common stock as part of the the Warrant Exchange discussed below. This transaction resulted in no gain or loss as the conversion feature was in the original convertible promissory notes agreements.

Warrant Exchange

On January 7, 2014, the Corporation commenced an offer to exchange all outstanding Trio Merger Corp. and Convertible Debt warrants for shares of its common stock in a cashless transaction (“Warrant Exchange”). Each warrant holder had the opportunity to receive one share of the Corporation’s common stock in exchange for every ten outstanding warrants tendered by the holder and exchanged pursuant to the Warrant Exchange. In lieu of issuing fractional shares of common stock, the Corporation paid cash to each holder of warrants who would otherwise have been entitled to receive fractional shares, after aggregating all such fractional shares of such holder, in an amount equal to such fractional part of a share multiplied by the last sale price of a share of the Corporation’s common stock on the Nasdaq Global Market on February 7, 2014.

The Warrant Exchange offer period expired on February 7, 2014 and a total of 14,418,193 warrants of the 15,000,000 warrants outstanding were tendered and accepted for exchange. On February 14, 2014, the Corporation issued 1,441,813 shares of common stock and paid $52 cash in lieu of fractional shares in exchange for such tendered warrants.

Former SAE Warrants

Two classes of liability warrants were issued in 2012 convertible into an aggregate of 2% of Former SAE’s common stock deemed outstanding at the time of the exercise, including any securities or contracts of a dilutive nature, whether or not exercisable at the time of the determination. The fair value of the warrants issued was based on a third party valuation which used an income and market approach weighted for a merger or sale. The warrants have an exercise price of $0.01 a share.

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

The Former SAE warrants remain outstanding as a contractual obligation to receive their allocable portion of the Merger consideration. This allocable portion of Merger consideration was determined upon consummation of the Merger and the allocable portion of shares included in the Merger consideration, into which the warrants are convertible are being held in escrow as of December 31, 2014 as discussed in Note 3.

NOTE 11 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Corporation is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Corporation’s Board of Directors. As of December 31, 2014, there are no shares of preferred stock issued or outstanding.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 11 — STOCKHOLDERS' EQUITY – (continued)

Common Stock

The Corporation is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2014, a total of 14,922,497 shares were issued and outstanding.

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

Share-Based Compensation

The Former SAE 2012 Stock Compensation Plan was established effective November 20, 2012 with the consent of the Former SAE’s stockholders and board of directors. The plan provided for the issuance of either restricted stock or incentive stock options up to a maximum of 125,020 shares. In 2012, 111,691 restricted shares were issued to certain employees of Former SAE, with five-year cliff vesting based on the anniversary date of the grant, of which 1,500 shares were forfeited in 2013. Prior to the Merger, Former SAE’s board of directors approved the full vesting of the 111,691 restricted shares. The 2012 Stock Compensation Plan terminated upon consummation of the Merger. Share-based compensation expense of $1,098 was recorded for the 2012 Stock Compensation Plan during the year ended December 31, 2013.
On June 21, 2013 the stockholders approved the Corporation’s 2013 Long-Term Incentive Compensation Plan for the benefit of certain employees performing services for the Corporation. The plan reserves up to 792,513 shares of the Corporation’s common stock for issuance in accordance with the plan’s terms including a maximum of up to 396,256 shares that may be issued pursuant to awards of restricted stock. As of December 31, 2014, no shares have been issued under the plan.
On November 1, 2013, the Corporation’s non-employee director share incentive plan (“2013 Non-Employee Director Plan”) became effective, which provides for discretionary grants of stock awards to the Corporation’s independent non-employee directors, as determined by the Corporation’s Board of Directors from time to time. The awards may take the form of unrestricted or restricted shares of the Corporation’s common stock or options to purchase shares of the Corporation’s common stock. The Corporation has reserved 400,000 shares of common stock for issuance under the 2013 Non-Employee Director Plan, of which 321,980 shares remain for issuance as of December 31, 2014. During 2014, 51,948 restricted shares were issued under the plan which vested immediately upon issuance, resulting in share-based compensation expense of $200 for the year ended December 31, 2014. The restricted shares granted and vested had a weighted-average grant date fair value of $3.85. During 2013, 26,072 restricted shares were issued under the plan which vested immediately upon issuance, resulting in share-based compensation expense of $200 for the year ended December 31, 2013. The restricted shares granted and vested had a weighted-average grant date fair value of $7.67. Share-based compensation expense for the 2013 Non-Employee Director Plan is reported under selling, general and administrative expense.
NOTE 12 — NONCONTROLLING INTEREST

Effective November 19, 2012, an agreement was entered into between a subsidiary of the Corporation and Kuukpik Corporation (“Kuukpik”) to form a separate legal entity (“Joint Venture”) for the purpose of performing contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the north slope of Alaska (onshore or offshore) for a period of five years. The Corporation and Kuukpik’s percentage ownership interest in the Joint Venture are 49.0% and 51.0%, respectively. The sole source of revenue of the Joint Venture is contracts performed by the Corporation. Pre-award costs incurred on potential contracts by Kuukpik and the Corporation are absorbed by each party and not by the Joint Venture. The Joint Venture receives 10% of gross revenues of all contracts performed by the Corporation, which is distributed to Kuukpik and the Corporation based on their relative ownership percentages. Risk of loss on a contract, including credit risk, is the Corporation's sole responsibility. Based on its power to influence the significant business activities of the Joint Venture and its responsibility to absorb contract losses, the Corporation was determined to be the primary beneficiary under GAAP and as such consolidates the Joint Venture. The results of the Joint Venture are combined with the Corporation and all intercompany transactions are eliminated upon consolidation. Amounts reflected for the Joint Venture in the

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 12 — NONCONTROLLING INTEREST – (continued)

consolidated financial statements consist of the balances reported under net income attributable to noncontrolling interest for the years ended December 31, 2014 and 2013 and noncontrolling interest on the December 31, 2014 and 2013 balance sheets.

NOTE 13 — EMPLOYEE BENEFITS
The Corporation offers a Retirement Registered Saving Plan for all eligible employees of its Canadian operations. The Corporation matches each employee’s contributions up to the maximum allowed under the plan or until the Canada Revenue Agency annual limit is reached. For the years ended December 31, 2014 and 2013, respectively, the Corporation expensed matching contributions totaling of $327 and $338, respectively.
The Corporation offers a 401(k) Plan for all eligible employees of its U.S. operations. The Corporation matches each employee’s contributions up to the maximum allowed under the plan. For the years ended December 31, 2014 and 2013, the Corporation expensed matching contributions totaling $169 and $72, respectively.
NOTE 14 — GEOGRAPHIC AND RELATED INFORMATION

A summary of revenues and identifiable assets by geographic areas for 2014 and 2013 are as follows:

	Revenues from Services		Identifiable Assets
	Years Ended December 31,		December 31,
	2014	2013	2014	2013
North America:
United States	$107,515	$29,335	$68,118	$41,929
Canada	20,289	73,863	5,722	7,919
Total	127,804	103,198	73,840	49,848
South America:
Peru	117,829	44,637	3,448	1,581
Colombia	68,415	60,159	7,877	13,101
Bolivia	60,080	7,016	558	1,127
Other	11,942	210	134	40
Total	258,266	112,022	12,017	15,849
Southeast Asia	750	30,048	1,092	2,287
Consolidated	$386,820	$245,268	$86,949	$67,984
Total excluding United States	$279,305	$215,933	$18,831	$26,055

Revenues are presented based on the location of the services provided. Identifiable assets include property and equipment, intangible assets and goodwill.

A summary of customers with revenues or accounts receivable in excess of 10% of the consolidated total for 2014 and 2013 is as follows:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 14 — GEOGRAPHIC AND RELATED INFORMATION – (continued)

	Revenues from Services		Accounts Receivable, Net
	Years Ended December 31,		December 31,
	Amount	% of Consolidated	Amount	% of Consolidated
2014
Customer A	$131,756	34%	$10,763	15%
Customer B	$49,917	13%	$25,128	34%
Customer C			$9,465	13%
Customer D			$7,360	10%
2013
Customer E	$48,400	20%
Customer F	$78,400	32%	$21,100	52%
Customer G			$5,300	13%

NOTE 15 — FINANCIAL INSTRUMENTS

Corporation financial instruments measured at fair value on a recurring basis are as follows:

		Fair Value
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Note payable to related parties – Former SAE common stockholders:
Balance at December 31, 2013	$12,406	$—	$—	$12,406
Realized loss	5,094	—	—	5,094
Repayment of notes	(17,500)	—	—	(17,500)
Balance at December 31, 2014	$—	$—	$—	$—

Balance at June 24, 2013	$11,775	$—	$—	$11,775
Unrealized loss	631	—	—	631
Balance at December 31, 2013	$12,406	$—	$—	$12,406

From issuance on June 24, 2013 through March 31, 2014, the fair value of the note payable to related parties – Former SAE common stockholders was derived using the net present value of expected cash flow discounted using a rate based on yield curves for similar U.S. Dollar debt instruments adjusted for the specific terms of the note payable to related parties – Former SAE common stockholders and other factors such as the Corporation’s own cost of capital in recent financing transactions. Under this methodology, an unrealized loss of $631 was reported under change in fair value of note payable to related parties for the year ended December 31, 2013. Beginning June 30, 2014, the fair value of note payable to related parties – Former SAE stockholders was derived based on a probability weighted approach including consideration of the risk of refinancing, resulting in an unrealized loss of $5,094 reported under change in fair value of note payable to related parties. On July 2, 2014, the note payable to related parties – Former SAE stockholders were refinanced, resulting in their repayment and termination, and the realization of the loss previously recorded.

Corporation financial instruments recorded at historical cost consist of the Notes, notes payable under the 2012 Credit Agreement, and notes payable to related parties – directors. The Notes were issued on July 2, 2014. At December 31, 2014, the carrying value of the Notes was $150,000 and the estimated fair value was $93,375. The fair value is determined by a market approach using dealer quoted period-end bond prices. This instrument is classified as Level 2 as valuation inputs for fair value measurements are

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 15 — FINANCIAL INSTRUMENTS – (continued)

dealer quoted market prices at December 31, 2014 obtained from independent third party sources. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

At December 31, 2013, the carrying value of notes payable under the 2012 Credit Agreement, net of discount, was $80,688 and the estimated fair value was $78,721. The fair value as of December 31, 2013 was derived using the net present value of expected cash flow discounted based on yields for similar U.S. Dollar debt instruments adjusted for the specific terms of the credit agreement and other factors. This instrument is classified as Level 3 since the fair value is principally based on a valuation model supported by little market activity. On July 2, 2014, the notes payable under the 2012 Credit Agreement were repaid with proceeds from issuance of the Notes.

At December 31, 2013, the carrying value of notes payable to related parties – directors, was $500 and the estimated fair value was $886. The fair value as of December 31, 2013 was derived using the net present value of expected cash flow discounted based on yields for similar U.S. Dollar debt instruments adjusted for the specific terms of the notes and other factors. This instrument is classified as Level 3 since the fair value is principally based on a valuation model supported by little market activity. The holders of the notes elected to convert the full principal balance of the notes into warrants which were tendered in a cashless exchange for the Corporation's common stock as part of the Warrant Exchange completed in February 2014.

NOTE 16 — RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the years ended December 31, 2014 and 2013 and are primarily related to the Merger on June 24, 2013 or events prior to the Merger. See Note 3 for further details on the Merger. All positions and directorships referenced below are with the Corporation unless otherwise indicated.

Immediately prior to the Merger, Former SAE distributed dividends to the Former SAE common stockholders, including dividends to CLCH, LLC (“CLCH”), which is controlled by Jeff Hastings, Executive Chairman of the Board and Director, and to Seismic Management, LLP (“Seismic”), which is controlled by Brian A. Beatty, Chief Executive Officer, President and Director, in the amount of $2,923 and $5,009, respectively. Brent Whiteley, Chief Financial Officer, General Counsel and Secretary and a Director, Mike Scott, Executive Vice President-Operations, and Darrin Silvernagle, Executive Vice President-Marine, received dividends of $442, $69 and $25, respectively.

In connection with the Merger, the outstanding Series A Convertible Preferred Stock of Former SAE (the “Preferred Shares”) owned by CLCH, was redeemed for $5,000 and retired. The following table represents the cumulative dividends on the Preferred Shares accrued and paid to CLCH as recorded in accrued liabilities for the years ended December 31, 2014 and 2013:

	2014	2013
Unpaid balance at January 1	$1,072	$894
Accrual	—	5,262
Payment	(1,072)	(5,084)
Unpaid balance at December 31	$—	$1,072
In connection with the Merger, CLCH, which was the majority stockholder of Former SAE, and Seismic, received aggregate Merger cash consideration of $8,803 and $1,392, respectively. Mr. Whiteley, Mr. Scott and Mr. Silvernagle received aggregate Merger cash consideration at Closing of $331, $52 and $38, respectively.

In connection with the Merger, the Corporation issued a promissory note in the principal amount of $17,500 to CLCH, as a representative of the Former SAE common stockholders, as Merger consideration to the Former SAE common stockholders as discussed further in Note 6. The promissory note was repaid with interest on July 2, 2014, at which time principal and interest in the amount of $9,873, $3,581, $853, $127 and $93 was received by CLCH, Seismic, Mr. Whiteley, Mr. Scott, and Mr. Silvernagle, respectively.

Prior to the Merger, the Corporation reimbursed officers and directors for reasonable out-of-pocket business expenses incurred in connection with certain activities on its behalf such as identifying and investigating possible target businesses and business combinations. As of June 24, 2013, the founding stockholders were reimbursed an aggregate of approximately $28 for out-of-pocket business expenses incurred by them in connection with activities on the Corporation's behalf.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 16 — RELATED PARTY TRANSACTIONS – (continued)

Prior to the Merger, Crescendo Advisors II, LLC, an affiliate of Eric S. Rosenfeld, Chairman of the Board and Chief Executive Officer prior to the Merger and now a Director, made available certain general and administrative services, including office space, utilities and administrative support, as required from time to time. Crescendo Advisors II, LLC was paid $58 in 2013 for these services. Mr. Rosenfeld is the majority owner of Crescendo Advisors II, LLC. Payment of these fees ended upon consummation of the Merger.

Prior to the Merger, Mr. Rosenfeld and David D. Sgro, Chief Financial Officer and a Director prior to the Merger and currently a Director, held convertible promissory notes for working capital advanced to the Corporation in the amounts of $300 and $200, respectively, as discussed further in Note 6. On January 8, 2014, Messrs. Rosenfeld and Sgro elected to convert the full principal balance of the notes into warrants to purchase an aggregate of 1,000,000 shares of the Corporation's common stock, and tendered such warrants in a cashless exchange for an aggregate of 100,000 shares of the Corporation's common stock as part of the Warrant Exchange completed in February 2014 as discussed in Note 10.

Prior to the Merger, Mr. Hastings, individually and through CLCH, periodically paid expenses on behalf of Former SAE, which Former SAE reimbursed on a dollar-for-dollar basis as cash became available. During the period ended June 24, 2013, Former SAE reimbursed Mr. Hastings approximately $192 and Mr. Beatty approximately $69 in the aggregate for expenses incurred on behalf of Former SAE. Subsequent to the Merger, expenses were reimbursed as incurred based on expense reports submitted in accordance with Corporation policy.

On January 1, 2009, Former SAE entered into a revolving credit agreement with CLCH, which provided for a credit line to Former SAE for working capital purposes of up to $3,000. Amounts outstanding under this credit agreement bore interest at a rate of 8.5% per annum and were payable on demand. During 2013, Former SAE made payments of principal and interest to CLCH of $53 in the aggregate. On February 7, 2013, the loan was repaid in full and the line was closed.

Former SAE leased seismic equipment from Encompass LLP ("Encompass") and Seismic, pursuant to lease agreements executed in 2010. Mr. Beatty, together with his wife, owns a controlling interest in Encompass and owns all of the outstanding partnership interests in Seismic. The leases could be terminated by any party at any time. No rent was payable or paid under the lease agreements to Encompass and Seismic during the years ended December 31, 2014 and 2013. Former SAE purchased leased equipment in the amount of approximately $1,483 during the year ended December 31, 2013 from Encompass and Seismic.

Mr. Whiteley owned 50,000 shares of restricted stock of Former SAE that were issued on November 26, 2012, pursuant to Former SAE’s 2012 Stock Compensation Plan. As issued, the restricted shares were scheduled to vest on the fifth anniversary of the date of issuance. Mr. Whiteley had the right to dividends and to vote the shares of restricted stock before they vested. The Former SAE Board of Directors, in its discretion, elected to accelerate vesting of all restricted shares prior to the Merger, including those of Mr. Whiteley and, upon the Merger, such shares were converted into the right to receive the merger consideration payable to holders of Former SAE common stock under the Merger Agreement. The 50,000 shares of Former SAE restricted stock were exchanged for 284,965 shares of the Corporation's common stock upon the completion of the Merger.

Three of the Corporation’s directors, Messrs. Rosenfeld, Sgro and Monahan, have registration rights for some portion of the shares of its common stock owned by them that they originally purchased in the initial private offering of common stock as set forth in a registration rights agreement dated June 20, 2011. As of June 24, 2014, holders of a majority of the initially issued shares have the right to demand up to two registration rights, and holders of such initial shares have piggy-back rights on any offering of the Corporation's common stock or securities exercisable or exchangeable for its common stock. CLCH, pursuant to a registration rights agreement dated June 24, 2013, has one right to demand registration of its shares of the Corporation's common stock that it acquired in the Merger, and has similar piggy-back rights to those held by Messrs. Rosenfeld, Sgro and Monahan. The Corporation will bear the expenses incurred in connection with any registration statement filed as a result of the exercise of any demand registration rights.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

On August 14, 2013, a former investment banker for the Corporation filed a lawsuit in Canada seeking damages for alleged entitlement to a success fee. On July 24, 2014, the Corporation entered into an agreement to settle the disputed fees resulting in a charge of $657 to selling, general and administrative expenses for the year ended December 31, 2014.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 17 — COMMITMENTS AND CONTINGENCIES – (continued)

In the ordinary course of business, the Corporation can be involved in legal proceedings involving contractual and employment relationships, liability claims, and a variety of other matters. Although the final outcome of such legal proceedings cannot be predicted with certainty, the Corporation believes the final outcome will not have a materially adverse effect on its financial position, results of operations, or cash flows.

NOTE 18 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In July 2014, the Corporation sold $150,000 of its Notes due in 2019. The Notes were issued by SAExploration Holdings, Inc. and are guaranteed by its 100% owned U.S. subsidiaries: SAExploration Sub, Inc.; SAExploration, Inc.; NES LLC; and SAExploration Seismic Services (U.S.), Inc. (“the Guarantors”). The Guarantors have fully and unconditionally guaranteed the payment obligations of SAExploration Holdings, Inc. on a joint and several basis with respect to these debt securities. As of December 31, 2014, foreign branches of the Guarantors in Bolivia, Colombia and Peru have been reorganized as 100% owned foreign subsidiaries of SAExploration, Inc. and are reported under "Other Subsidiaries" in the condensed consolidated financial statements for all periods presented.

The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•
SAExploration Holdings, Inc. (Reflects investments in subsidiaries utilizing the equity method of accounting. The equity in earnings of subsidiaries is recognized for the period beginning after the Closing of the Merger on June 24, 2013 discussed in Note 3).

•	Guarantor subsidiaries (Reflects investments in subsidiaries utilizing the equity method of accounting).

•	All other subsidiaries of SAExploration Holdings, Inc. that are not Guarantors.

•	The consolidating adjustments necessary to present SAExploration Holdings, Inc. and subsidiaries' financial statements on a consolidated basis.

The condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 18 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	December 31, 2014
Balance Sheet	SAExploration Holding, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7,289	$5,033	$—	$12,322
Restricted cash	—	—	723	—	723
Accounts receivable, net	70	1,871	71,643	—	73,584
Deferred costs on contracts	—	3,626	1,005	—	4,631
Prepaid expenses and other current assets	31	536	16,470	—	17,037
Deferred income tax assets	—	(255)	775	—	520
Total current assets	101	13,067	95,649	—	108,817
Property and equipment, net	—	61,292	15,804	—	77,096
Investment in subsidiaries	(14,245)	80,003	3,510	(69,268)	—
Intercompany receivables	126,466	—	—	(126,466)	—
Intangible assets, net	—	—	1,050	—	1,050
Goodwill	—	—	1,977	—	1,977
Deferred loan issuance costs, net	6,022	804	—	—	6,826
Deferred income tax assets	15	5,046	2,966	—	8,027
Other assets	—	—	—	—	—
Total assets	$118,359	$160,212	$120,956	$(195,734)	$203,793

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$9,429	$24,826	$—	$34,255
Accrued liabilities	7,519	1,206	2,177	—	10,902
Income and other taxes payable	—	42	20,219	—	20,261
Accrued payroll liabilities	—	1,386	7,266	—	8,652
Equipment note payable	—	1,654	—	—	1,654
Current portion of capital leases	—	49	411	—	460
Deferred revenue	—	—	187	—	187
Deferred income tax liabilities	—	(1,275)	1,862	—	587
Total current liabilities	7,519	12,491	56,948	—	76,958
Senior secured notes payable	150,000	—	—	—	150,000
Long-term portion of capital leases	—	96	89	—	185
Intercompany payables	—	66,006	60,460	(126,466)	—
Deferred income tax liabilities	—	5,440	291	—	5,731
Total liabilities	157,519	84,033	117,788	(126,466)	232,874
Stockholders’ equity:
Common stock	2	—	—	—	2
Additional paid-in capital	28,185	43,861	17,493	(61,354)	28,185
Retained earnings (accumulated deficit)	(67,347)	28,960	(9,963)	(7,914)	(56,264)
Accumulated other comprehensive loss	—	—	(4,362)	—	(4,362)
Total stockholders’ equity attributable to the Corp.	(39,160)	72,821	3,168	(69,268)	(32,439)
Noncontrolling interest	—	3,358	—	—	3,358
Total stockholders’ equity (deficit)	(39,160)	76,179	3,168	(69,268)	(29,081)
Total liabilities and stockholders’ equity (deficit)	$118,359	$160,212	$120,956	$(195,734)	$203,793

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 18 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	December 31, 2013
Balance Sheet	SAExploration Holding, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,389	$13,962	$—	$17,351
Restricted cash	—	—	638	—	638
Accounts receivable, net	—	888	40,040	—	40,928
Deferred costs on contracts	—	463	2,727	—	3,190
Prepaid expenses and other current assets	—	394	4,225	—	4,619
Deferred income tax assets	—	849	522	—	1,371
Total current assets	—	5,983	62,114	—	68,097
Property and equipment, net	—	41,926	22,646	—	64,572
Investment in subsidiaries	15,857	117,645	—	(133,502)	—
Intercompany receivables	—	16,731	—	(16,731)	—
Intangible assets, net	—	—	1,260	—	1,260
Goodwill	—	—	2,150	—	2,150
Deferred loan issuance costs, net	—	9,115	—	—	9,115
Deferred income tax assets	—	10	733	—	743
Other assets	13	—	—	—	13
Total assets	$15,870	$191,410	$88,903	$(150,233)	$145,950

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$4,116	$12,395	$—	$16,511
Accrued liabilities	681	1,164	1,279	—	3,124
Income and other taxes payable	35	(3,753)	10,791	—	7,073
Accrued payroll liabilities	—	490	4,007	—	4,497
Current portion of credit agreement borrowings	—	800	—	—	800
Current portion of capital leases	—	39	446	—	485
Notes payable to related parties	500	—	—	—	500
Deferred revenue	—	4,775	3,152	—	7,927
Deferred income tax liabilities	—	69	—	—	69
Total current liabilities	1,216	7,700	32,070	—	40,986
Long-term portion of credit agreement borrowings	—	79,888	—	—	79,888
Notes payable to Former SAE stockholders	12,406	—	—	—	12,406
Long-term portion of capital leases	—	102	516	—	618
Intercompany payables	355	—	16,376	(16,731)	—
Deferred income tax liabilities	—	749	365	—	1,114
Total liabilities	13,977	88,439	49,327	(16,731)	135,012
Stockholders’ equity:
Common stock	2	—	—	—	2
Additional paid-in capital	27,485	43,861	19,231	(63,092)	27,485
Retained earnings (accumulated deficit)	(25,594)	59,065	22,428	(70,410)	(14,511)
Accumulated other comprehensive loss	—	—	(2,083)	—	(2,083)
Total stockholders’ equity attributable to the Corp.	1,893	102,926	39,576	(133,502)	10,893
Noncontrolling interest	—	45	—	—	45
Total stockholders’ equity (deficit)	1,893	102,971	39,576	(133,502)	10,938
Total liabilities and stockholders’ equity (deficit)	$15,870	$191,410	$88,903	$(150,233)	$145,950

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 18 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	Year Ended December 31, 2014
Income Statement	SAExploration Holding, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenue from services	$—	$107,514	$279,306	$—	$386,820
Cost of services	—	95,462	235,667	(519)	330,610
Gross profit	—	12,052	43,639	519	56,210
Selling, general and administrative expenses	418	10,504	28,621	—	39,543
Income (loss) from operations	(418)	1,548	15,018	519	16,667
Other expense, net	(11,230)	(24,710)	(5,727)	(519)	(42,186)
Equity in income (losses) of investments	(30,105)	17	—	30,088	—
Income (loss) before income taxes	(41,753)	(23,145)	9,291	30,088	(25,519)
Provision (benefit) for income taxes	—	3,602	9,274	—	12,876
Net income (loss)	(41,753)	(26,747)	17	30,088	(38,395)
Less: net income attributable to noncontrolling interest	—	3,358	—	—	3,358
Net income (loss) attributable to the Corporation	$(41,753)	$(30,105)	$17	$30,088	$(41,753)

Comprehensive net income (loss)	$(41,753)	$(26,747)	$(2,262)	$30,088	$(40,674)
Less: comprehensive net income attributable to noncontrolling interest	—	3,358	—	—	3,358
Comprehensive net income (loss) attributable to Corporation	$(41,753)	$(30,105)	$(2,262)	$30,088	$(44,032)

	Year Ended December 31, 2013
Income Statement	SAExploration Holding, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenue from services	$—	$29,335	$215,933	$—	$245,268
Cost of services	—	24,479	177,857	—	202,336
Gross profit	—	4,856	38,076	—	42,932
Selling, general and administrative expenses	353	12,361	21,963	—	34,677
Income (loss) from operations	(353)	(7,505)	16,113	—	8,255
Other expense, net	(1,553)	(13,567)	(3,646)	—	(18,766)
Equity in income (losses) of investments	(23,688)	3,768	—	19,920	—
Income (loss) before income taxes	(25,594)	(17,304)	12,467	19,920	(10,511)
Provision for income taxes	—	1,796	8,699	—	10,495
Net income (loss)	(25,594)	(19,100)	3,768	19,920	(21,006)
Less: net income attributable to noncontrolling interest	—	45	—	—	45
Net income (loss) attributable to the Corporation	$(25,594)	$(19,145)	$3,768	$19,920	$(21,051)

Comprehensive net income (loss)	$(25,594)	$(19,100)	$1,329	$19,920	$(23,445)
Less: comprehensive net income attributable to noncontrolling interest	—	45	—	—	45
Comprehensive net income (loss) attributable to Corporation	$(25,594)	$(19,145)	$1,329	$19,920	$(23,490)

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 18 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	Year Ended December 31, 2014
Statement of Cash Flows	SAExploration Holding, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$1,012	$6,036	$(13,728)	$(13,221)	$(19,901)
Investing activities:
Purchase of property and equipment	—	(25,177)	(3,026)	—	(28,203)
Capital contribution to affiliate	—	5,253	(3,515)	(1,738)	—
Proceeds from sale of property and equipment	—	80	39	—	119
Net cash used in investing activities	—	(19,844)	(6,502)	(1,738)	(28,084)
Financing activities:
Proceeds from issuance of senior secured notes	150,000	—	—	—	150,000
Repayments of notes payable	(17,500)	(82,159)	—	—	(99,659)
Payment of loan issuance costs	(6,691)	(852)	—	—	(7,543)
Repayments of capital lease obligations	—	(88)	(405)	—	(493)
Distribution to noncontrolling interest	—	(45)	—	—	(45)
Intercompany lending	(126,821)	101,924	24,897	—	—
Capital contribution from affiliate	—	—	(1,738)	1,738	—
Dividend payments on Former SAE preferred shares	—	(1,072)	—	—	(1,072)
Dividend payments on affiliate	—	—	(13,221)	13,221	—
Net cash provided by (used in) financing activities	(1,012)	17,708	9,533	14,959	41,188
Effects of exchange rate changes on cash and cash equivalents	—	—	1,768	—	1,768
Net change in cash and cash equivalents	—	3,900	(8,929)	—	(5,029)
Cash and cash equivalents at the beginning of period	—	3,389	13,962	—	17,351
Cash and cash equivalents at the end of period	$—	$7,289	$5,033	$—	$12,322

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 18 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	Year Ended December 31, 2013
Statement of Cash Flows	SAExploration Holding, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(359)	$(8,011)	$11,764	$(431)	$2,963
Investing activities:
Purchase of property and equipment	—	(2,214)	(8,896)	—	(11,110)
Net cash used in investing activities	—	(2,214)	(8,896)	—	(11,110)
Financing activities:
Net proceeds from Merger	—	34,785	492	—	35,277
Repayments of notes payable	—	(800)	—	—	(800)
Repayments of advances from related parties	—	(53)	—	—	(53)
Payment of loan issuance costs	—	(2,750)	—	—	(2,750)
Merger costs	—	(5,027)	—	—	(5,027)
Repayments of capital lease obligations	—	(36)	(761)	—	(797)
Intercompany lending	359	(5,669)	5,310	—	—
Dividend payments on Former SAE common and preferred shares	—	(15,084)	—	—	(15,084)
Dividend payments to affiliates	—	—	(431)	431	—
Net cash provided by financing activities	359	5,366	4,610	431	10,766
Effects of exchange rate changes on cash and cash equivalents	—	—	(989)	—	(989)
Net change in cash and cash equivalents	—	(4,859)	6,489	—	1,630
Cash and cash equivalents at the beginning of period	—	8,248	7,473	—	15,721
Cash and cash equivalents at the end of period	$—	$3,389	$13,962	$—	$17,351