Form 10-Q
period 2015-03-31
SAExploration Holdings, Inc.
filed 2015-05-11
CIK 1514732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares of common stock, $0.0001 par value, outstanding as of May 4, 2015: 14,922,497

SAEXPLORATION HOLDINGS, INC.
INDEX TO FORM 10-Q
March 31, 2015

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SAExploration Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,929	$12,322
Restricted cash	718	723
Accounts receivable, net	64,004	73,584
Deferred costs on contracts	3,070	4,631
Prepaid expenses	8,536	17,037
Deferred income tax assets	491	520
Total current assets	87,748	108,817
Property and equipment, net	73,751	77,096
Intangible assets, net	941	1,050
Goodwill	1,819	1,977
Deferred loan issuance costs, net	6,421	6,826
Deferred income tax assets	7,949	8,027
Total assets	$178,629	$203,793

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$27,564	$34,255
Accrued liabilities	12,678	19,554
Income and other taxes payable	6,917	20,261
Equipment note payable	1,266	1,654
Current portion of capital leases	395	460
Deferred revenue	1,810	187
Deferred income tax liabilities	587	587
Total current liabilities	51,217	76,958
Senior secured notes	150,000	150,000
Long-term portion of capital leases	148	185
Deferred income tax liabilities	5,663	5,731
Total liabilities	207,028	232,874
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 55,000,000 shares authorized, 14,922,497 shares issued and outstanding at March 31, 2015 and December 31, 2014	2	2
Additional paid-in capital	28,185	28,185
Accumulated deficit	(55,093)	(56,264)
Accumulated other comprehensive loss	(4,267)	(4,362)
Total stockholders’ deficit attributable to the Corporation	(31,173)	(32,439)
Noncontrolling interest	2,774	3,358
Total stockholders’ deficit	(28,399)	(29,081)
Total liabilities and stockholders’ deficit	$178,629	$203,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue from services	$79,678	$87,662
Cost of services excluding depreciation and amortization expense	54,271	64,428
Depreciation and amortization expense included in cost of services	4,400	3,526
Gross profit	21,007	19,708
Selling, general and administrative expenses	8,876	9,729
Income from operations	12,131	9,979
Other income (expense):
Change in fair value of note payable to related parties – Former SAE stockholders	—	(507)
Interest expense, net	(4,333)	(4,030)
Foreign exchange loss, net	(2,441)	(294)
Other, net	(193)	148
Total other expense	(6,967)	(4,683)
Income before income taxes	5,164	5,296
Provision for income taxes	1,219	3,812
Net income	3,945	1,484
Less: net income attributable to noncontrolling interest	2,774	786
Net income attributable to the Corporation	$1,171	$698

Net income attributable to the Corporation per common share:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05

Weighted average shares:
Basic	14,922,497	14,149,643
Diluted	14,922,497	14,870,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$3,945	$1,484
Foreign currency translation gain (loss)	95	(626)
Total comprehensive income	4,040	858
Less: comprehensive income attributable to noncontrolling interest	2,774	786
Comprehensive income attributable to the Corporation	$1,266	$72

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)

	Common Shares Issued and Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) - Foreign Currency Translation	Total Corporation Stockholders’ Deficit	Non-controlling Interest	Total Stockholders’ Deficit
Balance at December 31, 2014	14,922,497	$2	$28,185	$(56,264)	$(4,362)	$(32,439)	$3,358	$(29,081)
Foreign currency translation	—	—	—	—	95	95	—	95
Distribution to noncontrolling interest	—	—	—	—	—	—	(3,358)	(3,358)
Net income	—	—	—	1,171	—	1,171	2,774	3,945
Balance at March 31, 2015	14,922,497	$2	$28,185	$(55,093)	$(4,267)	$(31,173)	$2,774	$(28,399)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income attributable to the Corporation	$1,171	$698
Net income attributable to noncontrolling interest	2,774	786
Net income	3,945	1,484
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,551	3,853
Amortization of loan costs and debt discounts	405	751
Payment in kind interest	—	507
Deferred income taxes	39	108
(Gain) loss on disposal/sale of property and equipment	(21)	22
Change in the fair value of note payable to related parties – Former SAE stockholders	—	507
Unrealized loss on foreign currency transactions	2,230	—
Changes in operating assets and liabilities:
Accounts receivable	7,570	(33,163)
Prepaid expenses	7,970	(3,610)
Deferred costs on contracts	1,536	(7,437)
Accounts payable	(3,492)	18,895
Accrued liabilities	(6,396)	7,477
Income and other taxes payable	(12,976)	(1,069)
Deferred revenue	1,623	10,240
Other, net	4	29
Net cash provided by (used in) operating activities	6,988	(1,406)
Investing activities:
Purchase of property and equipment	(4,310)	(2,125)
Proceeds from sale of property and equipment	21	—
Net cash used in investing activities	(4,289)	(2,125)
Financing activities:
Repayment of notes payable	(388)	(200)
Revolving credit facility borrowings	14,200	—
Revolving credit facility repayments	(14,200)	—
Repayments of capital lease obligations	(102)	(223)
Distribution to noncontrolling interest	(3,358)	—
Net cash used in financing activities	(3,848)	(423)
Effect of exchange rate changes on cash and cash equivalents	(244)	6
Net change in cash and cash equivalents	(1,393)	(3,948)
Cash and cash equivalents at the beginning of period	12,322	17,351
Cash and cash equivalents at the end of period	$10,929	$13,403
Supplemental disclosures of cash flow information:
Interest paid	$8,199	$2,265
Income taxes paid	$728	$270
Supplemental disclosures of cash flow information -- non-cash investing and financing activities:
Capital assets acquired under capital lease	$—	$40
Capital assets acquired included in accounts payable	$50	$15
Conversion of notes payable to related parties -- directors	$—	$500

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

Basis of Presentation
The unaudited interim condensed consolidated financial statements of the Corporation as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of December 31, 2014. Although the financial statements and related information included herein have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Corporation believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s audited consolidated financial statements and the notes thereto included in the Corporation's 2014 Annual Report on Form 10-K. In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Corporation’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.
Certain amounts in the condensed consolidated balance sheet as of December 31, 2014 and condensed consolidated statements of operations and cash flows for the three months ended March 31, 2014 presented herein have been reclassified to conform to the current period presentation. These reclassifications had no effect on financial position, net income, stockholders' deficit, or cash flows.
Significant Accounting Policies
There have been no changes to the significant accounting policies of the Corporation from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Corporation’s 2014 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance intended to change the criteria for recognition of revenue. The new guidance establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principal, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Corporation is currently evaluating what impact adoption of this guidance would have on its financial position, results of operations, cash flows and disclosures.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance is effective for financial statements issued in fiscal years beginning after December 15, 2015, and will be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. Upon adoption of the new guidance, the Corporation will report its unamortized deferred loan issuance costs as a reduction of the associated debt liability rather than as assets, resulting in an equal reduction in the Corporation's total assets and total liabilities compared to the prior presentation. The amount of Corporation deferred loan issuance costs, net of amortization, was $6,421 and $6,826 at March 31, 2015 and December 31, 2014, respectively. The adoption of the new guidance will have no effect on the Corporation's stockholders' deficit, results of operations, or cash flows.

NOTE 2     — EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to the Corporation by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income attributable to the Corporation by the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the exercise proceeds using the average market price of the Corporation's common stock for each of the periods presented.

The computation of basic and diluted net income per share is as follows:

	Three Months Ended
	Net Income Attributable to Corporation	Shares	Per Share
March 31, 2015:
Basic income per share	$1,171	14,922,497	$0.08
Effect of dilutive securities	—	—	—
Diluted income per share	$1,171	14,922,497	$0.08

March 31, 2014:
Basic income per share	$698	14,149,643	$0.05
Warrant exchange (Note 7)	—	720,906	—
Diluted income per share	$698	14,870,549	$0.05

Warrants to purchase 581,807 shares of common stock have been excluded from the calculation of diluted net income per share in the three month periods ended March 31, 2015 and 2014, since the $12.00 warrant exercise price was higher than the weighted average share price during the respective periods.

NOTE 3 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Accounts Receivable

Accounts receivable is comprised of the following:

	March 31, 2015	December 31, 2014
Accounts receivable	$64,004	$73,584
Less allowance for doubtful accounts	—	—
Accounts receivable, net	$64,004	$73,584

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

Prepaid Expenses

Prepaid expenses are comprised of the following:

	March 31, 2015	December 31, 2014
Prepaid taxes	$6,279	$13,244
Deposits	789	868
Other prepaid expenses	1,468	2,925
Total prepaid expenses	$8,536	$17,037

Property and Equipment

Property and equipment is comprised of the following:

	March 31, 2015	December 31, 2014
Property and equipment	$123,586	$123,208
Less accumulated depreciation and amortization	(49,835)	(46,112)
Property and equipment, net	$73,751	$77,096

Intangible Assets

Intangible assets are comprised of the following:

	March 31, 2015	December 31, 2014
Intangible assets	$1,408	$1,491
Less accumulated amortization	(467)	(441)
Intangible assets, net	$941	$1,050

Accrued Liabilities

Accrued liabilities are comprised of the following:

	March 31, 2015	December 31, 2014
Accrued payroll liabilities	$6,264	$8,652
Accrued interest	3,167	7,489
Other accrued liabilities	3,247	3,413
Total accrued liabilities	$12,678	$19,554

NOTE 4 — REVOLVING CREDIT FACILITY

On November 6, 2014, SAExploration, Inc. (“Borrower”), SAExploration Holdings, Inc. (“Corporation”) and the Corporation’s other domestic subsidiaries and Wells Fargo Bank, National Association (“Lender”) entered into a Credit and Security Agreement (“Credit Agreement”). The Credit Agreement provides for a $20,000 revolving line of credit facility (the “Revolving Credit Facility”) secured by the Corporation’s and the Corporation's domestic subsidiaries' U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the Credit Agreement. The proceeds of the Revolving Credit Facility will primarily be used to fund the Corporation’s working capital needs for its operations and for general corporate purposes. As of March 31, 2015, the Corporation had no amounts drawn under the Revolving Credit Facility.

Borrowings made under the Revolving Credit Facility bear interest, payable monthly, at a rate of daily three month LIBOR plus 3% (3.27% at March 31, 2015). The Revolving Credit Facility has a maturity date of November 6, 2017, unless terminated earlier. The Corporation may request, and the Lender may grant, an increase to the maximum amount available under the Revolving Credit Facility in minimum increments of $1,000 not to exceed an additional $10,000 in the aggregate, so long as certain conditions as described in the Credit Agreement are met.

The Credit Agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Revolving Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of March 31, 2015, no letters of credit were outstanding under the sub facility.

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

The Credit Agreement contains covenants including, but not limited to (i) commitments to maintain and deliver to Lender, as required, certain financial reports, records and other items, (ii) subject to certain exceptions under the Credit Agreement, restrictions on the ability of the Corporation to incur indebtedness, create or incur liens, enter into fundamental changes to corporate structure or to the nature of the business of the Corporation, dispose of assets, permit a change in control, acquire non-permitted investments, enter into affiliate transactions or make distributions, (iii) maintain the minimum EBITDA specified above and (iv) maintain eligible equipment, as defined, located in the State of Alaska with a value of at least 75% of the value of such equipment included in the borrowing base availability plus the value of equipment outside the United States which would be otherwise eligible under the Credit Agreement. The Credit Agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. The Corporation is in compliance with the Credit Agreement covenants as of March 31, 2015.

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

NOTE 5 — NOTES PAYABLE

Notes payable outstanding were as follows:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

	March 31, 2015	December 31, 2014

Senior secured notes	$150,000	$150,000
Equipment note payable	1,266	1,654
Total notes payable outstanding	151,266	151,654
Less current portion of equipment notes payable	1,266	1,654
Total long-term portion of notes payable	$150,000	$150,000

Senior Secured Notes

On July 2, 2014, the Corporation entered into an Indenture ("Indenture") under which it issued $150,000 of senior secured notes ("Notes") due July 15, 2019, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. The Notes bear interest at the annual rate of 10% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. The Notes are guaranteed on a senior secured basis with a lien on substantially all assets of SAExploration Holdings, Inc. and each of its existing and future domestic subsidiaries, except for any immaterial subsidiaries ("Guarantors"). The liens securing the Notes are subject to certain exceptions and permitted liens, which are contractually subordinated to a first priority lien on certain U.S. assets securing the Revolving Credit Facility under the Intercreditor Agreement discussed in Note 4.

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

The Indenture contains covenants which include limitations on the Corporation's ability to: (i) transfer or sell assets; (ii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iii) incur or guarantee additional indebtedness or, with respect to the Corporation's restricted subsidiaries, issue preferred stock; (iv) create or incur liens; (v) incur dividend or other payment restrictions affecting its restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of its or its subsidiaries’ assets; (vii) enter into transactions with affiliates; (viii) engage in business other than its current business and reasonably related extensions thereof; and (ix) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Notes. The Corporation is in compliance with the Indenture covenants as of March 31, 2015.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

In connection with the issuance of the Notes, the Corporation entered into a registration rights agreement in which the Corporation agreed to use its best efforts to register with the SEC a new series of freely tradable notes (“Exchange Notes”), which will be exchanged for the current Notes. The Corporation and the Guarantors further agreed to use best efforts to: (i) file a registration statement for the Exchange Notes with the SEC by April 28, 2015; (ii) cause the registration statement to be declared effective by July 27, 2015; and (iii) close the exchange offer 30 days after such registration statement is declared effective. In certain circumstances, the Corporation may be required to file a shelf registration statement to cover resale of the Notes. If the Corporation and the Guarantors do not meet the deadlines set forth above, additional interest (as defined in the Indenture) will be payable until the obligations described above are fulfilled. The Corporation filed its registration statement with the SEC on April 30, 2015, which was two days after the registration rights agreement deadline. As a result, the Corporation will record additional interest expense of $2 during the second quarter of 2015.

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

For the three months ended March 31, 2015, the effective tax rate was 23.6%.  The primary reason the tax rate differs from the 35% Federal statutory corporate rate is the impact of increased valuation allowances, permanent tax differences and foreign tax expenses.  For the three months ended March 31, 2014, the effective tax rate was 72.0%.  The primary reason the tax rate differs from the 35% Federal statutory corporate rate is the impact of increased valuation allowances, permanent differences and foreign tax expenses.

The Corporation believes that without positive evidence, it is more likely than not that the benefit from certain net operating loss (“NOL”) carryforwards and foreign tax credits may not be realized. In recognition of this risk, the Corporation has maintained a full valuation allowance for the deferred tax assets relating to these NOL carryforwards and foreign tax credits of certain countries, which had caused the unusually high effective tax rate in prior periods.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Corporation is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights, and preferences as may be determined from time to time by the Corporation’s Board of Directors. As of March 31, 2015, there were no shares of preferred stock issued or outstanding.

Common Stock

The Corporation is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2015, a total of 14,922,497 shares were issued and outstanding.

Warrants

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

Trio Merger Corp. Warrants

During 2011, the Corporation sold warrants for the purchase of an aggregate of 14,000,000 shares of its common stock with an expiration date of June 24, 2016. After completion of the Warrant Exchange discussed above, the 581,807 warrants not offered for exchange have since remained outstanding. The warrants have an exercise price of $12.00 per share and can be called by the Corporation for redemption at $0.01 per warrant if the last sale price of the Corporation's common stock equals or exceeds $15.00 per share, for any 20 trading days within a 30 consecutive trading day period. If the warrants are called for redemption, the Corporation will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis".

Common Stock Held in Escrow in Connection with Merger

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

Merger Consideration Escrow

A portion of the merger consideration payable at Closing was allocable to holders of certain derivative securities of Former SAE that were not converted or exchanged prior to the Merger. As of March 31, 2015, a total of 84,131 shares of common stock were held in escrow pending the conversion or exercise of those derivative securities (the “Merger Consideration Escrow”). The escrow agreement provides that CLCH, LLC ("CLCH"), as nominee of the Corporation, will have voting control over all shares of Corporation common stock held in the Merger Consideration Escrow.

Merger Indemnification Escrow
In connection with the Merger, 545,635 shares of Corporation common stock issued to Former SAE stockholders at Closing were deposited in escrow to secure the indemnification obligations under the Merger Agreement. As of March 31, 2015, 272,817 shares of Corporation common stock remain in escrow which will be released 30 days after the Corporation files its annual report on Form 10-K for its 2015 fiscal year, less any shares reserved to satisfy tax or environmental indemnification claims made prior to such date.
Share-Based Compensation

On June 21, 2013, the stockholders approved the Corporation’s 2013 Long-Term Incentive Compensation Plan for the benefit of certain employees performing services for the Corporation. The plan reserves up to 792,513 shares of the Corporation’s common stock for issuance in accordance with the plan’s terms including a maximum of up to 396,256 shares that may be issued pursuant to awards of restricted stock. As of March 31, 2015, no shares have been issued under the plan.

On November 1, 2013, the Corporation’s non-employee director share incentive plan became effective, which provides for discretionary grants of stock awards to the Corporation’s independent non-employee directors, as determined by the Corporation’s board of directors from time to time. The awards may take the form of unrestricted or restricted shares of the Corporation’s common stock or options to purchase shares of the Corporation’s common stock. The Corporation has reserved 400,000 shares of common stock for issuance under the 2013 Non-Employee Director Plan, of which 321,980 shares remain for issuance as of March 31, 2015. No shares were issued under the plan during the three months ended March 31, 2015.

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

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and equipment note payable are a reasonable estimate of their fair values due to their short duration.

Corporation financial instruments measured at fair value on a recurring basis at March 31, 2014 are as follows:

		Fair Value
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Note payable to related parties – Former SAE common stockholders:
Balance at December 31, 2013	$12,406	$—	$—	$12,406
Unrealized loss	507	—	—	507
Balance at March 31, 2014	$12,913	$—	$—	$12,913

At March 31, 2014, the fair value of note payable to related parties – Former SAE stockholders was derived using the net present value of expected cash flow discounted using a rate based on yield curves for similar U.S. Dollar debt instruments adjusted for the specific terms of the note payable to related parties – Former SAE stockholders and other factors such as the Corporation’s own cost of capital in recent financing transactions, resulting in an unrealized loss of $507 reported under change in fair value of note payable to related parties – Former SAE stockholders for the three months ended March 31, 2014. On July 2, 2014, the note payable to related parties – Former SAE stockholders was refinanced, resulting in its repayment and termination, and the realization of the loss previously recorded.

The Corporation financial instrument not recorded at fair value consists of the senior secured notes. The senior secured notes were issued on July 2, 2014. At March 31, 2015, the carrying value of the senior secured notes was $150,000 and the estimated fair value was $84,000. The fair value is determined by a market approach using dealer quoted period-end bond prices. This instrument is classified as Level 2 as valuation inputs for fair value measurements are dealer quoted market prices at March 31, 2015 obtained from independent third party sources. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

The Corporation's non-financial assets include goodwill, property and equipment, and other intangible assets, which are classified as Level 3 assets. These assets are measured at fair value on a nonrecurring basis as part of the Corporation's impairment assessments and as circumstances require. Goodwill is subjected to an annual review for impairment or more frequently as required.

NOTE 9 — NONCONTROLLING INTEREST

Effective November 19, 2012, an agreement was entered into between a subsidiary of the Corporation and Kuukpik Corporation (“Kuukpik”) to form a separate legal entity (“Joint Venture”) for the purpose of performing contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the North Slope of Alaska (onshore or offshore) for a period of five years. The Corporation and Kuukpik’s percentage ownership interest in the Joint Venture are 49.0% and 51.0%, respectively. The sole source of revenue of the Joint Venture is contracts performed by the Corporation. Pre-award costs incurred on potential contracts by Kuukpik and the Corporation are absorbed by each party and not by the Joint Venture. The Joint Venture receives 10% of gross revenues of all contracts performed by the Corporation, which is distributed to Kuukpik and the Corporation based on their relative ownership percentages. Risk of loss on a contract, including credit risk, is the Corporation's sole responsibility. Based on its power to influence the significant business activities of the Joint Venture and its responsibility to absorb contract losses, the Corporation was determined to be the primary beneficiary under GAAP and as such consolidates the Joint Venture. The results of the Joint Venture are combined with the Corporation and all intercompany transactions are eliminated upon consolidation. Amounts reflected for the Joint Venture in the unaudited condensed consolidated financial statements consist of the balances reported under net income attributable to noncontrolling interest for the three month periods ended March 31, 2015 and 2014 and noncontrolling interest on the March 31, 2015 and December 31, 2014 balance sheets.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

The Corporation is involved in various legal proceedings involving contractual and employment relationships, liability claims, and a variety of other matters. The outcome of these legal proceedings and other matters is not expected to have, either individually or in the aggregate, a material adverse effect on the Corporation’s financial position, results of operations, or cash flows.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Part I, Item 1A of our 2014 Annual Report on Form 10-K. See “Forward-Looking Statements” below. Amounts are in thousands, except for share amounts and as otherwise noted.

Highlights

The following discussion is intended to assist in understanding our financial position at March 31, 2015, and our results of operations for the three months ended March 31, 2015. Financial and operating results for the three months ended March 31, 2015 include:

•	Revenues from services for the three months ended March 31, 2015 decreased to $79,678 from $87,662 in 2014.

•	Gross profit for the three months ended March 31, 2015 increased to $21,007 from $19,708 in 2014.

•	Gross profit as a percentage of revenue for the three months ended March 31, 2015 increased to 26.4% from 22.5% in 2014.

•	Operating income for the three months ended March 31, 2015 was $12,131 compared to $9,979 in 2014.

•	Net income for the three months ended March 31, 2015 was $3,945 compared to net income of $1,484 in 2014.

•	Adjusted EBITDA for the three months ended March 31, 2015 increased to $17,085 compared to $13,980 for 2014.

•	Cash and cash equivalents totaled $10,929 as of March 31, 2015 compared to $13,403 as of March 31, 2014.

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
Results of Operations

The following tables set forth, for the periods indicated, certain financial data derived from our unaudited condensed consolidated statements of operations. Amounts are presented in thousands unless otherwise indicated. Percentages shown in the tables below are percentages of total revenue.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Our operating results for the three months ended March 31, 2015 and 2014 are highlighted below:

	Three Months Ended March 31,
	2015	% of Revenue	2014	% of Revenue
Revenue from services:
North America	$61,518	77.2%	$31,599	36.0%
South America	18,160	22.8%	55,313	63.1%
Southeast Asia	—	—%	750	0.9%
Total revenue	79,678	100.0%	87,662	100.0%
Gross profit	21,007	26.4%	19,708	22.5%
Selling, general and administrative expenses	8,876	11.2%	9,729	11.1%
Income from operations	12,131	15.2%	9,979	11.4%
Other expense	(6,967)	(8.7)%	(4,683)	(5.4)%
Provision for income taxes	1,219	1.5%	3,812	4.3%
Less net income attributable to noncontrolling interest	2,774	3.5%	786	0.9%
Net income attributable to the Corporation	$1,171	1.5%	$698	0.8%

Revenue from Services.

North America: Revenue in North America for the three months ended March 31, 2015 increased by $29,919 or 94.7% compared to $31,599 for the three months ended March 31, 2014. The increase in revenue was due principally to increased 2015 revenue in Alaska resulting from an overall increase in seismic activity and market share in the North Slope region compared to 2014. The market in the North Slope region of Alaska experienced significant growth during the 2015 winter season as a result of favorable market and regulatory conditions for oil and gas producers. In 2015, the Canadian market was adversely impacted by an overall reduction in exploration activity related to the commodity price environment.

South America: Revenue in South America for the three months ended March 31, 2015 decreased by $37,153 or 67.2% compared to $55,313 for three months ended March 31, 2014. The decrease in revenue during 2015 was primarily due to completion of major projects in Colombia and Bolivia in the latter part of 2014, partially offset by higher revenue in Peru. In 2015, the Colombian market was adversely impacted by regulatory issues that slowed the government approval process, resulting in some project delays.

Southeast Asia: Revenues in Southeast Asia for the three months ended March 31, 2015 decreased by $750 or 100.0% compared to $750 for three months ended March 31, 2014. The decrease in revenue for Southeast Asia was due primarily to projects concluding in the first quarter of 2014 in New Zealand and Malaysia. Southeast Asia remains a burgeoning, yet competitive market for shallow-water seismic activity and we currently expect revenue contribution from this region during the remainder of 2015.

Gross Profit.  Gross profit was $21,007, or 26.4% of revenues for the three months ended March 31, 2015 compared to $19,708, or 22.5% of revenues, for the three months ended March 31, 2014. The improvement in gross profit during the three month period was primarily related to higher revenues and improved operational execution in Alaska, which typically offers better pricing, due to the complex nature of the operating environment and the shortened seasonal operating windows.

Within the seismic data services industry, gross profit is presented both with or without depreciation and amortization expense on equipment used in operations. Our gross profit is presented after reduction for depreciation and amortization expense on equipment used in operations. The following table discloses gross profit on both bases:

	Three Months Ended March 31,
	2015	% of Revenue	2014	% of Revenue
Gross profit as presented	$21,007	26.4%	$19,708	22.5%
Depreciation and amortization expense included in cost of services	4,400	5.5%	3,526	4.0%
Gross profit excluding depreciation and amortization expense included in cost of services	$25,407	31.9%	$23,234	26.5%

Selling, General and Administrative Expenses. For the three months ended March 31, 2015, selling, general and administrative (“SG&A”) expenses decreased by $853 to $8,876 or 11.2% of revenue compared to $9,729 or 11.1% of revenue for the three months ended March 31, 2014. SG&A expenses in 2015 as a percentage of revenue was approximately the same as 2014 in spite of lower overall revenue due to headcount reductions and cost controls implemented during the quarter. 2015 SG&A expense includes $596 of severance costs incurred during the quarter in our Peru, Corporate and Canadian locations, related to the previously announced workforce reduction program. We currently expect to incur additional severance costs of approximately $600 during the remainder of 2015, primarily related to the continued progress of the aforementioned workforce reduction program.

Other Expense. Other expense increased by $2,284 for the three months ended March 31, 2015. The increase in expense was due to the higher unrealized loss on foreign currency transactions primarily incurred in our South American locations, directly related the stronger U.S. dollar.

Provision for Income Taxes. For the three months ended March 31, 2015, the provision for income taxes was $1,219 representing a 23.6% effective tax rate compared to the provision for income taxes of $3,812 for the three months ended March 31, 2014 at a 72.0% effective tax rate. The decrease in the provision for income taxes of $2,593 was primarily due to lower foreign taxes on income of foreign subsidiaries. Following the completion of the restructuring of our foreign branch offices into subsidiaries, we currently expect to realize a more normalized effective tax rate during 2015, as compared to 2014.

We record income tax expense for interim periods on the basis of an estimated annual effective tax rate.  The estimated annual effective tax rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, and changes to actual or forecasted permanent book to tax differences.  We believe that without positive evidence, it is more likely than not that the benefit from certain net operating loss (“NOL”) carryforwards and foreign tax credits may not be realized. In recognition of this risk, we maintain a full valuation allowance for the deferred tax assets relating to these NOL carryforwards and foreign tax credits of certain countries.

Net Income Attributable to the Corporation. For the three months ended March 31, 2015, net income attributable to the Corporation was $1,171 compared to $698 for the three months ended March 31, 2014. The increase in net income for the three months ended March 31, 2015 was primarily due to the following factors:

•	Higher gross profit and lower SG&A expenses; and

•	Proportionately lower provision for income taxes; partially offset by

•	Substantially higher unrealized loss on foreign currency transactions; and

•	Severance costs in our Peru, Corporate and Canadian locations.

Adjusted EBITDA. For the three months ended March 31, 2015, adjusted EBITDA was $17,085 compared to $13,980 for the three months ended March 31, 2014. The increase was due primarily to improved operating results as discussed above.

Liquidity and Capital Resources

Cash Flows.   Cash provided by operations for the three months ended March 31, 2015 was $6,988, compared to cash used in operations of $1,406 for the first three months of 2014, an increase in cash provided by operations of $8,394. Cash provided by net income and net cash adjustments to net income increased to $11,149 for the three months ended March 31, 2015 compared to cash provided by net income and net cash adjustments to net income of $7,232 for the three months ended March 31, 2014 as a result of higher income from operations in 2015. Net changes in operating assets and liabilities resulted in cash used of $4,161 for the three months ended March 31, 2015 compared to cash used of $8,638 for the three months ended March 31, 2014, primarily due to lower accounts receivable from decreased revenues and increased payments of operating expenses and foreign income tax liabilities.

Working Capital.   Working capital as of March 31, 2015 was $36,531 compared to $31,859 as of December 31, 2014. The increase in working capital during 2015 was principally due to the increase in cash flows from operations which resulted from the increase in activity on the North Slope of Alaska.

Capital Expenditures.  Cash used in investing activities for the three months ended March 31, 2015 was $4,289, compared to cash used in investing activities of $2,125 for the three months ended March 31, 2014, an increase in cash used of $2,164. The increase in investing activities was due to payment during the three months ended March 31, 2015 of capital expenditures for our Alaska operations which were received and recorded as accounts payable in the fourth quarter of 2014.

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
Financing. Cash used in financing activities for the three months ended March 31, 2015 was $3,848, compared to cash used in financing activities of $423 for the three months ended March 31, 2014, an increase in cash used of $3,425. The increase in cash used in the three months ended March 31, 2015 was primarily due to the distribution to the noncontrolling interest in our joint venture for performing contracts for the acquisition and development of geophysical and seismic data and related services on the North Slope of Alaska.

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
We are in compliance with the Indenture covenants as of March 31, 2015.

In connection with the issuance of the Notes, we entered into a registration rights agreement in which we agreed to use our best efforts to register with the SEC a new series of freely tradable notes (“Exchange Notes”), which will be exchanged for the current Notes. We and the Guarantors further agreed to use best efforts to: (i) file a registration statement for the Exchange Notes with the SEC by April 28, 2015; (ii) cause the registration statement to be declared effective by July 27, 2015; and (iii) close the exchange offer 30 days after such registration statement is declared effective. In certain circumstances, we may be required to file a shelf registration statement to cover resale of the Notes. If the deadlines set forth above are not met, additional interest as defined in the Indenture will be payable until the obligations described above are fulfilled. We filed our registration statement with the SEC on April 30, 2015, which was two days after the registration rights agreement deadline. As a result, we will record additional interest expense of $2 during the second quarter of 2015.

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

Revolving Credit Facility. On November 6, 2014, SAExploration, Inc., SAExploration Holdings, Inc., and our other domestic subsidiaries (collectively, "we" or "our") and Wells Fargo Bank, National Association (“Lender”) entered into a Credit Agreement providing for our $20,000 Revolving Credit Facility. The Revolving Credit Facility is secured by our U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the Credit Agreement. The proceeds of the Revolving Credit Facility will primarily be used to fund our working capital needs for operations and for general corporate purposes. As of March 31, 2015, we had no amounts drawn under the Revolving Credit Facility.

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

The Credit Agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Revolving Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of March 31, 2015, no letters of credit were outstanding under the sub facility.

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

The Credit Agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. We are in compliance with the Credit Agreement covenants as of March 31, 2015.

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

Use of EBITDA (Non-GAAP measure) as a Performance Measure

We use an adjusted form of EBITDA to measure period over period performance, which is not derived in accordance with GAAP. Adjusted EBITDA is defined as net income plus interest expense, less interest income, plus unrealized loss on change in fair value of notes payable to Former SAE stockholders, plus income taxes, plus depreciation and amortization, plus nonrecurring major expenses outside of operations, plus nonrecurring one-time expenses and foreign exchange gain or loss. Our management uses adjusted EBITDA as a supplemental financial measure to assess:

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

The terms EBITDA and adjusted EBITDA are not defined under GAAP, and we acknowledge that these are not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. When assessing our operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net income, cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our calculation of adjusted EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner. Further, the results presented by adjusted EBITDA cannot be achieved without incurring the costs that the measure excludes.

The computation of our adjusted EBITDA (a non-GAAP measure) from net income, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended March 31,
	2015		2014
Net income	$3,945		$1,484
Depreciation and amortization	4,551	(1)	3,853	(1)
Interest expense, net	4,333		4,030
Provision for income taxes	1,219		3,812
Change in fair value of notes payable to related parties – Former SAE stockholders	—		507	(2)
Foreign exchange loss, net	2,441		294
Nonrecurring expense	596	(3)	—
Adjusted EBITDA	$17,085		$13,980

(1)Depreciation and amortization expense was charged to the statements of operations as follows:

	Three Months Ended March 31,
	2015	2014
Cost of services	$4,400	$3,526
Selling, general and administrative expenses	151	327
Total depreciation and amortization	$4,551	$3,853

(2)
The notes payable to Former SAE stockholders were recorded at fair value as discussed in Note 8 to the condensed consolidated financial statements. All amounts outstanding under the notes payable to Former SAE stockholders were repaid on July 2, 2014 from proceeds of the issuance of the senior secured notes and the promissory note was cancelled.

(3)	Nonrecurring expenses in 2015 are severance payments incurred in our Peru, Corporate, and Canadian locations resulting from headcount reductions.

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of critical accounting policies see the section entitled “SAE’s Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.

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

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance is effective for financial statements issued in fiscal years beginning after December 15, 2015, and will be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. Upon adoption of the new guidance, we will report our unamortized deferred loan issuance costs as a reduction of the associated debt liability rather than as assets, resulting in an equal reduction in our total assets and total liabilities compared to the prior presentation. The amount of deferred loan issuance costs, net of amortization, was $6,421 and $6,826 at March 31, 2015 and December 31, 2014, respectively. The adoption of the new guidance will have no effect on our stockholders' deficit, results of operations, or cash flows.

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

You should refer to our other periodic and current reports filed with the SEC and the risk factors from our 2014 Annual Report on Form 10-K for specific risks which would cause actual results to be significantly different from those expressed or implied by any of our forward-looking statements. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, readers of this report are cautioned not to place undue reliance on the forward-looking statements.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
There have been no material changes in the significant risk factors that may affect our business, financial position, results of operations or liquidity as described in the section entitled “Risk Factors” in our 2014 Annual Report on Form 10-K.

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
Brent Whiteley
Chief Financial Officer, General
Counsel and Secretary (Duly
Authorized Officer and Principal
Financial Officer)

Date: May 11, 2015

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date

2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the Registrant., Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Registrant, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	May 28, 2013

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	June 28, 2013

3.2	Amended and Restated Bylaws.	By Reference	8-K	June 28, 2013

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Specimen Warrant Certificate.	By Reference	8-K	June 28, 2013

4.3	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.4	Amendment to Warrant Agreement dated June 24, 2013, by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	June 28, 2013

4.5	Indenture, dated July 2, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and noteholder collateral agent.	By Reference	8-K	July 9, 2014

4.6	Form of 10.000% Senior Secured Notes due 2019 (included in Exhibit 4.5)(Existing Notes).	By Reference	8-K	July 9, 2014

4.7	Form of 10.000% Senior Secured Notes due 2019 (included in Exhibit 4.5)(New Notes).	By Reference	8-K	July 9, 2014

4.8	Notation of Guarantee executed July 2, 2014, among the Company, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, and NES, LLC (Existing Notes).	By Reference	8-K	July 9, 2014

4.9	Form of Notation of Guarantee (included in Exhibit 4.5 as Exhibit E)(New Notes).	By Reference	8-K	July 9, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

Exhibit No.	Description	Included	Form	Filing Date

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2015, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.
Herewith