Form 10-Q
period 2015-06-30
SAExploration Holdings, Inc.
filed 2015-08-07
CIK 1514732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares of common stock, $0.0001 par value, outstanding as of July 31, 2015: 14,922,497

SAEXPLORATION HOLDINGS, INC.
INDEX TO FORM 10-Q
June 30, 2015

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SAExploration Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,179	$12,322
Restricted cash	560	723
Accounts receivable, net	54,668	73,584
Deferred costs on contracts	685	4,631
Prepaid expenses	7,373	17,037
Deferred income tax assets	493	520
Total current assets	90,958	108,817
Property and equipment, net	69,543	77,096
Intangible assets, net	937	1,050
Goodwill	1,861	1,977
Deferred loan issuance costs, net	6,015	6,826
Deferred income tax assets	8,275	8,027
Other assets	150	—
Total assets	$177,739	$203,793

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$24,615	$34,255
Accrued liabilities	15,662	19,554
Income and other taxes payable	5,149	20,261
Equipment note payable	843	1,654
Current portion of capital leases	353	460
Deferred revenue	—	187
Deferred income tax liabilities	587	587
Total current liabilities	47,209	76,958
Senior secured notes	150,000	150,000
Long-term portion of capital leases	118	185
Deferred income tax liabilities	5,987	5,731
Total liabilities	203,314	232,874
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock	—	—
Common stock, $0.0001 par value, 55,000,000 shares authorized, 14,922,497 shares issued and outstanding at June 30, 2015 and December 31, 2014	2	2
Additional paid-in capital	28,192	28,185
Accumulated deficit	(52,997)	(56,264)
Accumulated other comprehensive loss	(4,605)	(4,362)
Total stockholders’ deficit attributable to the Corporation	(29,408)	(32,439)
Noncontrolling interest	3,833	3,358
Total stockholders’ deficit	(25,575)	(29,081)
Total liabilities and stockholders’ deficit	$177,739	$203,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue from services	$66,865	$103,141	$146,543	$190,803
Cost of services excluding depreciation and amortization expense	45,889	81,326	100,160	145,754
Depreciation and amortization expense included in cost of services	4,794	3,434	9,194	6,960
Gross profit	16,182	18,381	37,189	38,089
Selling, general and administrative expenses	8,737	10,481	17,613	20,210
Income from operations	7,445	7,900	19,576	17,879
Other income (expense):
Change in fair value of note payable to related parties – Former SAE stockholders	—	(4,587)	—	(5,094)
Interest expense, net	(4,344)	(4,141)	(8,677)	(8,171)
Foreign exchange gain (loss), net	510	494	(1,931)	200
Other, net	(185)	545	(378)	693
Total other expense	(4,019)	(7,689)	(10,986)	(12,372)
Income before income taxes	3,426	211	8,590	5,507
Provision (benefit) for income taxes	271	(550)	1,490	3,262
Net income	3,155	761	7,100	2,245
Less: net income attributable to noncontrolling interest	1,059	907	3,833	1,693
Net income (loss) attributable to the Corporation	$2,096	$(146)	$3,267	$552

Net income (loss) attributable to the Corporation per common share:
Basic	$0.14	$(0.01)	$0.22	$0.04
Diluted	$0.14	$(0.01)	$0.22	$0.04

Weighted average shares:
Basic	14,922,497	14,870,549	14,922,497	14,512,088
Diluted	14,922,497	14,870,549	14,922,497	14,870,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$3,155	$761	$7,100	$2,245
Foreign currency translation gain (loss)	(338)	839	(243)	213
Total comprehensive income	2,817	1,600	6,857	2,458
Less: comprehensive income attributable to noncontrolling interest	1,059	907	3,833	1,693
Comprehensive income attributable to the Corporation	$1,758	$693	$3,024	$765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)

	Common Shares Issued and Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Corporation Stockholders’ Deficit	Non-controlling Interest	Total Stockholders’ Deficit
Balance at December 31, 2014	14,922,497	$2	$28,185	$(56,264)	$(4,362)	$(32,439)	$3,358	$(29,081)
Foreign currency translation	—	—	—	—	(243)	(243)	—	(243)
Distribution to noncontrolling interest	—	—	—	—	—	—	(3,358)	(3,358)
Share-based compensation expense	—	—	7	—	—	7	—	7
Net income	—	—	—	3,267	—	3,267	3,833	7,100
Balance at June 30, 2015	14,922,497	$2	$28,192	$(52,997)	$(4,605)	$(29,408)	$3,833	$(25,575)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income attributable to the Corporation	$3,267	$552
Net income attributable to noncontrolling interest	3,833	1,693
Net income	7,100	2,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,498	7,546
Amortization of loan costs and debt discounts	811	1,502
Payment in kind interest	—	1,022
Deferred income taxes	35	48
Loss on disposal/sale of property and equipment	311	288
Share-based compensation	7	—
Change in the fair value of note payable to related parties – Former SAE stockholders	—	5,094
Unrealized loss on foreign currency transactions	1,959	—
Changes in operating assets and liabilities:
Accounts receivable	17,294	(30,452)
Prepaid expenses	9,110	(4,796)
Deferred costs on contracts	3,905	(9,225)
Accounts payable	(7,258)	19,608
Accrued liabilities	(3,609)	12,007
Income and other taxes payable	(14,770)	(1,226)
Deferred revenue	(187)	(1,486)
Other, net	11	(1,347)
Net cash provided by operating activities	24,217	828
Investing activities:
Purchase of property and equipment	(4,896)	(4,406)
Proceeds from sale of property and equipment	113	72
Net cash used in investing activities	(4,783)	(4,334)
Financing activities:
Repayment of notes payable	(811)	(400)
Revolving credit facility borrowings	14,200	—
Revolving credit facility repayments	(14,200)	—
Repayments of capital lease obligations	(174)	(299)
Distribution to noncontrolling interest	(3,358)	—
Net cash used in financing activities	(4,343)	(699)
Effect of exchange rate changes on cash and cash equivalents	(234)	217
Net change in cash and cash equivalents	14,857	(3,988)
Cash and cash equivalents at the beginning of period	12,322	17,351
Cash and cash equivalents at the end of period	$27,179	$13,363
Supplemental disclosures of cash flow information:
Interest paid	$8,209	$4,619
Income taxes paid	$1,656	$648
Supplemental disclosures of cash flow information -- non-cash investing and financing activities:
Capital assets acquired under capital lease	$—	$131
Capital assets acquired included in accounts payable	$650	$80
Conversion of notes payable to related parties -- directors	$—	$500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

SAExploration Holdings, Inc. and its Subsidiaries (collectively, the “Corporation”) is an internationally-focused oilfield services company offering seismic data acquisition and logistical support services in Alaska, Canada, South America, and Southeast Asia to its customers in the oil and natural gas industry. In addition to the acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data on land, in transition zones and offshore in depths reaching 3,000 meters, the Corporation offers a full-suite of logistical support and in-field processing services. The Corporation operates crews around the world that utilize over 29,500 owned land and marine channels of seismic data acquisition equipment and other equipment as needed to complete particular projects. Seismic data is used by its customers, including major integrated oil companies, national oil companies and large international independent oil and gas exploration and production companies, to identify and analyze drilling prospects and maximize successful drilling. The results of the seismic surveys the Corporation conducts belong to its customers and are proprietary in nature; the Corporation does not acquire data for its own account or for future sale or maintain multi-client data libraries.

Basis of Presentation
The unaudited interim condensed consolidated financial statements of the Corporation as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of December 31, 2014. Although the financial statements and related information included herein have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Corporation believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s audited consolidated financial statements and the notes thereto included in the Corporation's 2014 Annual Report on Form 10-K. In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Corporation’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.
Certain amounts in the condensed consolidated balance sheet as of December 31, 2014, the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and the condensed consolidated statement of cash flows for the six months ended June 30, 2014 presented herein have been reclassified to conform to the current period presentation. These reclassifications had no effect on financial position, net income, stockholders' deficit, or cash flows.
Significant Accounting Policies
There have been no changes to the significant accounting policies of the Corporation from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Corporation’s 2014 Annual Report on Form 10-K.

During the second quarter of 2015, the initial stock option and restricted stock unit awards were granted under the 2013 Long-Term Incentive Compensation Plan. In connection with these initial grants, accounting policy disclosures for share-based compensation are provided in Note 8.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance intended to change the criteria for recognition of revenue. The new guidance establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. The new guidance is effective for annual reporting periods beginning after

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Corporation is currently evaluating what impact adoption of this guidance would have on its financial position, results of operations, cash flows and disclosures.

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance does not specifically address, and therefore does not affect, the balance sheet presentation of debt issuance costs for revolving debt arrangements. The new guidance is effective for financial statements issued in fiscal years beginning after December 15, 2015, and will be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. Upon adoption of the new guidance, the Corporation will report its unamortized deferred loan issuance costs on the senior secured notes as a reduction of the associated debt liability rather than as assets, resulting in an equal reduction in the Corporation's total assets and total liabilities compared to the prior presentation. The amount of Corporation deferred loan issuance costs on the senior secured notes, net of amortization, was $5,353 and $6,022 at June 30, 2015 and December 31, 2014, respectively. The adoption of the new guidance will have no effect on the Corporation's stockholders' deficit, results of operations, or cash flows.

NOTE 2     — EARNINGS PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) attributable to the Corporation by the weighted average number of common shares outstanding during each period. Diluted income (loss) per share is computed by dividing net income attributable to the Corporation by the sum of the weighted-average number of shares outstanding during each period and the dilutive potential common shares outstanding during the period determined under the treasury stock method. In loss periods, basic net loss and diluted net loss are the same since the effect of potential common shares is anti-dilutive and therefore excluded.

Dilutive potential common shares consist of shares issuable upon (i) the vesting of restricted stock, (ii) the exercising of warrants at average market prices greater than their exercise prices, and (iii) the exercising of stock options at average market prices greater than their exercise prices. Under the treasury stock method, dilutive potential common shares are determined based on the assumed exercise of dilutive restricted stock, stock options and warrants less the number of treasury shares assumed to be purchased from the amount that must be paid to exercise stock options, the amount of compensation expense for future service that has not yet been recognized for restricted stock and stock options, and the amount of tax benefits that will be recorded in additional paid-in capital when the dilutive awards become deductible.

The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended			Six Months Ended
	Net Income (Loss) Attributable to the Corporation	Shares	Per Share	Net Income Attributable to the Corporation	Shares	Per Share
June 30, 2015:
Basic income per share	$2,096	14,922,497	$0.14	$3,267	14,922,497	$0.22
Effect of dilutive securities	—	—	—	—	—	—
Diluted income per share	$2,096	14,922,497	$0.14	$3,267	14,922,497	$0.22

June 30, 2014:
Basic income (loss) per share	$(146)	14,870,549	$(0.01)	$552	14,512,088	$0.04
Warrant exchange (Note 7)	—	—	—	—	358,461	—
Diluted income (loss) per share	$(146)	14,870,549	$(0.01)	$552	14,870,549	$0.04

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Warrants to purchase 581,807 shares of common stock have been excluded from the calculation of diluted net income per share in the three and six month periods ended June 30, 2015 and 2014, since the $12.00 warrant exercise price was higher than the weighted average share price during the respective periods. Options to purchase 241,642 shares of common stock have been excluded from the calculation of diluted net income per share in the three and six month periods ended June 30, 2015, since the $4.12 option exercise price was higher than the weighted average share price during the period the options were outstanding. Unvested restricted stock units totaling 326,117 shares have been excluded from the calculation of diluted net income per share in the three and six month periods ended June 30, 2015, since the shares represented by unvested restricted stock units are offset by an equivalent number of shares of common stock that would be purchased under the treasury stock method.

NOTE 3 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Accounts Receivable

Accounts receivable is comprised of the following:

	June 30, 2015	December 31, 2014
Accounts receivable	$54,668	$73,584
Less allowance for doubtful accounts	—	—
Accounts receivable, net	$54,668	$73,584

Prepaid Expenses

Prepaid expenses are comprised of the following:

	June 30, 2015	December 31, 2014
Prepaid taxes	$6,260	$13,244
Deposits	489	868
Other prepaid expenses	624	2,925
Total prepaid expenses	$7,373	$17,037

Property and Equipment

Property and equipment is comprised of the following:

	June 30, 2015	December 31, 2014
Property and equipment	$123,768	$123,208
Less accumulated depreciation and amortization	(54,225)	(46,112)
Property and equipment, net	$69,543	$77,096

Intangible Assets

Intangible assets are comprised of the following:

	June 30, 2015	December 31, 2014
Intangible assets	$1,429	$1,491
Less accumulated amortization	(492)	(441)
Intangible assets, net	$937	$1,050

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Accrued Liabilities

Accrued liabilities are comprised of the following:

	June 30, 2015	December 31, 2014
Accrued payroll liabilities	$3,051	$8,652
Accrued interest	6,958	7,489
Other accrued liabilities	5,653	3,413
Total accrued liabilities	$15,662	$19,554

NOTE 4 — REVOLVING CREDIT FACILITY

On November 6, 2014, SAExploration, Inc. (“Borrower”), SAExploration Holdings, Inc. (“Corporation”) and the Corporation’s other domestic subsidiaries and Wells Fargo Bank, National Association (“Lender”) entered into a Credit and Security Agreement (“Credit Agreement”). The Credit Agreement provides for a $20,000 revolving line of credit facility (the “Revolving Credit Facility”) secured by the Corporation’s and the Corporation's domestic subsidiaries' U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the Credit Agreement. The proceeds of the Revolving Credit Facility are primarily used to fund the Corporation’s working capital needs for its operations and for general corporate purposes. As of June 30, 2015 and December 31, 2014, the Corporation had no amounts drawn under the Revolving Credit Facility.

Borrowings made under the Revolving Credit Facility bear interest, payable monthly, at a rate of daily three month LIBOR plus 3% (3.28% at June 30, 2015 and 3.26% at December 31, 2014). The Revolving Credit Facility has a maturity date of November 6, 2017, unless terminated earlier. The Corporation may request, and the Lender may grant, an increase to the maximum amount available under the Revolving Credit Facility in minimum increments of $1,000 not to exceed an additional $10,000 in the aggregate, so long as certain conditions as described in the Credit Agreement are met.

The Credit Agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Revolving Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of June 30, 2015, there was an aggregate of $3,100 in letters of credit outstanding under the sub-facility. There were no letters of credit outstanding under the sub-facility at December 31, 2014.

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

The Credit Agreement contains covenants including, but not limited to (i) maintain and deliver to Lender, as required, certain financial reports, records and other items, (ii) subject to certain exceptions under the Credit Agreement, restrictions on the ability of the Corporation to incur indebtedness, create or incur liens, enter into fundamental changes to corporate structure or to the nature of the business of the Corporation, dispose of assets, permit a change in control, acquire non-permitted investments, enter into affiliate transactions or make distributions, (iii) maintain the minimum EBITDA specified above and (iv) maintain eligible equipment, as defined, located in the State of Alaska with a value of at least 75% of the value of such equipment included in the borrowing base availability plus the value of equipment outside the United States which would be otherwise eligible under the Credit Agreement. The Credit Agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. The Corporation was in compliance with the Credit Agreement covenants as of June 30, 2015 and December 31, 2014.

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

NOTE 5 — NOTES PAYABLE

Notes payable outstanding were as follows:

	June 30, 2015	December 31, 2014

Senior secured notes	$150,000	$150,000
Equipment note payable	843	1,654
Total notes payable outstanding	150,843	151,654
Less current portion of equipment notes payable	843	1,654
Total long-term portion of notes payable	$150,000	$150,000

Senior Secured Notes

On July 2, 2014, the Corporation entered into an Indenture ("Indenture") under which it issued $150,000 of senior secured notes due July 15, 2019, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. On June 19, 2015, all outstanding senior secured notes were exchanged for an equal amount of new senior secured notes ("Notes"), which are substantially identical in terms to the existing senior secured notes except that the Notes are registered under the Securities Act.

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

The Indenture contains covenants which include limitations on the Corporation's ability to: (i) transfer or sell assets; (ii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iii) incur or guarantee additional indebtedness or, with respect to the Corporation's restricted subsidiaries, issue preferred stock; (iv) create or incur liens; (v) incur dividend or other payment restrictions affecting its restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of its or its subsidiaries’ assets; (vii) enter into transactions with affiliates; (viii) engage in business other than its current business and reasonably related extensions thereof; and (ix) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Notes. The Corporation is in compliance with the Indenture covenants as of June 30, 2015.

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

NOTE 6 — INCOME TAXES

The Corporation's effective tax rate was 7.9% and (260.7)% for the three months ended June 30, 2015 and 2014, respectively. The increase in the 2015 effective tax rate is primarily due to several factors including fluctuations in earnings among the various jurisdictions in which the Corporation operates, partially offset by decreases in valuation allowances. The primary reason the 2015 effective tax rate differs from the 35% Federal statutory corporate rate is the decreases in valuation allowances, offset by increases in permanent tax differences and foreign tax rate differentials.

The Corporation’s effective tax rate was 17.3% and 59.2% for the six months ended June 30, 2015 and 2014, respectively. The decrease in the 2015 effective tax rate is primarily due to several factors including fluctuations in earnings among the various jurisdictions in which the Corporation operates, partially offset by increases in permanent tax differences and foreign tax rate differentials.  The primary reason the 2015 effective tax rate differs from the 35% Federal statutory corporate rate is the decreases in valuation allowances, offset by increases in permanent differences and foreign tax rate differentials.

Earnings associated with the investments in the Corporation’s foreign subsidiaries are considered to be indefinitely reinvested outside of the U.S. Therefore, a U.S. provision for income taxes on those earnings or translation adjustments has not been recorded, as permitted by criterion outlined in ASC 740 “Income Taxes.” Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration is not practicable due to the inherent complexity of the multi-national tax environment in which the Corporation operates.

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

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Corporation is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights, and preferences as may be determined from time to time by the Corporation’s Board of Directors. As of June 30, 2015 and December 31, 2014, there were no shares of preferred stock issued or outstanding.

Common Stock

The Corporation is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2015 and December 31, 2014, a total of 14,922,497 shares were issued and outstanding.

Warrants

Trio Merger Corp. Warrants

During 2011, the Corporation sold warrants for the purchase of an aggregate of 14,000,000 shares of its common stock with an expiration date of June 24, 2016. After completion of the warrant exchange discussed below, the 581,807 warrants not offered for exchange have since remained outstanding. The warrants have an exercise price of $12.00 per share and can be called by the Corporation for redemption at $0.01 per warrant if the last sale price of the Corporation's common stock equals or exceeds $15.00 per share, for any 20 trading days within a 30 consecutive trading day period. If the warrants are called for redemption, the Corporation will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis".

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

Merger Consideration Escrow

A portion of the merger consideration payable at Closing was allocable to holders of certain derivative securities of Former SAE that were not converted or exchanged prior to the Merger. As of June 30, 2015, a total of 25,890 shares of common stock were held in escrow pending the conversion or exercise of those derivative securities (the “Merger Consideration Escrow”). The escrow agreement provides that CLCH, LLC ("CLCH"), as nominee of the Corporation, will have voting control over all shares of Corporation common stock held in the Merger Consideration Escrow.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Merger Indemnification Escrow
In connection with the Merger, 545,635 shares of Corporation common stock issued to Former SAE stockholders at Closing were deposited in escrow to secure the indemnification obligations under the Merger Agreement. As of June 30, 2015, 272,817 shares of Corporation common stock remain in escrow which will be released 30 days after the Corporation files its annual report on Form 10-K for its 2015 fiscal year, less any shares reserved to satisfy tax or environmental indemnification claims made prior to such date.
NOTE 8 — SHARE-BASED COMPENSATION

Non-Employee Director Share Incentive Plan

Effective November 1, 2013, stockholders approved the Corporation’s non-employee director share incentive plan, which provides for discretionary grants of stock awards to the Corporation’s independent non-employee directors as determined by the Corporation’s board of directors. The awards may take the form of unrestricted or restricted shares of the Corporation’s common stock or options to purchase shares of the Corporation’s common stock. The Corporation has reserved 400,000 shares of common stock for issuance under the 2013 Non-Employee Director Plan, of which 321,980 shares remain for issuance as of June 30, 2015. No shares were issued under the plan during the six months ended June 30, 2015.

2013 Long-Term Incentive Compensation Plan

On June 21, 2013, the stockholders approved the Corporation’s 2013 Long-Term Incentive Compensation Plan ("Plan") for the benefit of certain employees performing services for the Corporation. The plan reserves up to 792,513 shares of Corporation common stock for issuance in accordance with the plan’s terms including a maximum of up to 396,256 shares that may be issued pursuant to awards of restricted stock. On June 29, 2015, the initial awards were granted under the Plan of 241,642 stock options with an exercise price of $4.12 and 326,117 restricted stock units. The awards vest one-third on each of ninety days, one year, and two years after the date of grant. At June 30, 2015, 224,754 shares of Corporation common stock are available for future awards under the Plan, of which a maximum of 70,139 shares of restricted stock may be awarded.

The Corporation records the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over an award's vesting period. The amount of share-based compensation cost recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Corporation updates its forfeiture rate annually.

Share-based compensation expense for stock option and restricted stock unit awards was $7 for the three and six months ended June 30, 2015, which was charged to selling, general and administrative expenses. There was no share-based compensation expense during the corresponding periods in 2014.

Stock Options

A summary of stock option activity for the six months ended June 30, 2015 was as follows:

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	—	$—	—	$—
Granted	241,642	$1.49	10.0
Exercised	—	$—	—	$—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2015	241,642	$1.49	10.0	$—
Exercisable at June 30, 2015	—	$—	—	$—

The Corporation computed the fair value of each stock option on the date of grant, June 29, 2015, using the Black-Scholes option pricing model based on the following assumptions:

2015
Expected volatility	52.3%
Expected lives (in years)	5.5
Risk-free interest rate	1.8%
Expected dividend yield	—%

The expected volatility is based on the historical volatility of comparable companies for a period commensurate with the expected lives assumption. The simplified method is used to estimate expected lives for options granted during the period for each vesting tranche. The risk-free interest rate is based on the yield on U.S. Treasury securities for a period commensurate with the expected lives assumption. The Corporation has not historically issued dividends and does not expect to do so in the future.

At June 30, 2015, there was approximately $358 of unrecognized compensation expense, net of estimated forfeitures, for unvested stock option awards with a weighted average vesting period of 2 years.

Restricted Stock Units

A summary of restricted stock units activity for the six months ended June 30, 2015 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	—	$—
Granted	326,117	$3.40
Vested	—	$—
Forfeited	—	$—
Nonvested at June 30, 2015	326,117	$3.40

At June 30, 2015, there was approximately $1,103 of unrecognized compensation expense, net of estimated forfeitures, for unvested restricted stock unit awards with a weighted average vesting period of 2 years.

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

There were no Corporation financial instruments measured at fair value on a recurring basis at June 30, 2015. Corporation financial instruments measured at fair value on a recurring basis at June 30, 2014 were as follows:

		Fair Value
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Note payable to related parties – Former SAE common stockholders:
Balance at December 31, 2013	$12,406	$—	$—	$12,406
Unrealized loss	5,094	—	—	5,094
Balance at June 30, 2014	$17,500	$—	$—	$17,500

At June 30, 2014, the fair value of notes payable to Former SAE stockholders was derived based on a probability weighted approach including consideration of the risk of refinancing, resulting in an unrealized loss of $4,857 and $5,094 reported under change in fair value of notes payable to Former SAE stockholders for the three and six months ended June 30, 2014, respectively. On July 2, 2014, the notes payable to Former SAE stockholders were refinanced, resulting in their repayment and termination, and the realization of the loss previously recorded. From inception of the note through March 31, 2014, the fair value of note payable to related parties – Former SAE stockholders was derived using the net present value of expected cash flow discounted using a rate based on yield curves for similar U.S. Dollar debt instruments adjusted for the specific terms of the note payable to related parties – Former SAE stockholders and other factors such as the Corporation’s own cost of capital in recent financing transactions.

The Corporation financial instruments not recorded at fair value consist of the Notes. The senior secured notes were issued on July 2, 2014, and exchanged for the Notes on June 19, 2015. At June 30, 2015, the carrying value of the Notes was $150,000 and the estimated fair value was $93,989. The fair value is determined by a market approach using dealer quoted period-end bond prices. This instrument is classified as Level 2 as valuation inputs for fair value measurements are dealer quoted market prices at June 30, 2015 obtained from independent third party sources. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

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

NOTE 10 — NONCONTROLLING INTEREST

Effective November 19, 2012, an agreement was entered into between a subsidiary of the Corporation and Kuukpik Corporation (“Kuukpik”) to form a separate legal entity (“Joint Venture”) for the purpose of performing contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the North Slope of Alaska (onshore or offshore) for a period of five years. The Corporation's and Kuukpik’s percentage ownership interests in the Joint Venture are 49.0% and 51.0%, respectively. The sole source of revenue of the Joint Venture is contracts performed by the Corporation. Pre-award costs incurred on potential contracts by Kuukpik and the Corporation are absorbed by each party and not by the Joint Venture. The Joint Venture receives 10% of gross revenues of all contracts performed by the Corporation, which is distributed to Kuukpik and the Corporation based on their relative ownership percentages. Risk of loss on a contract, including credit risk, is the Corporation's sole responsibility. Based on its power to influence the significant business activities of the Joint Venture and its responsibility to absorb contract losses, the Corporation was determined to be the primary beneficiary under GAAP and as such consolidates the Joint Venture. The results of the Joint Venture are combined with the Corporation and all intercompany transactions are eliminated upon consolidation. Amounts reflected for the Joint Venture in the unaudited condensed consolidated financial statements consist of the balances reported under net income attributable to noncontrolling interest for the three and six month periods ended June 30, 2015 and 2014 and noncontrolling interest on the June 30, 2015 and December 31, 2014 balance sheets.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

The Corporation is involved in various legal proceedings involving contractual and employment relationships, liability claims, and a variety of other matters. The outcome of these legal proceedings and other matters is not expected to have, either individually or in the aggregate, a material adverse effect on the Corporation’s financial position, results of operations, or cash flows.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Part I, Item 1A of our 2014 Annual Report on Form 10-K. See “Forward-Looking Statements” below. Amounts are in thousands, except for share amounts and as otherwise noted.

Highlights

The following discussion is intended to assist in understanding our financial position at June 30, 2015, and our results of operations for the three and six months ended June 30, 2015. Financial and operating results for the three months ended June 30, 2015 include:

•	Revenues from services for the three months ended June 30, 2015 decreased to $66,865 from $103,141 in 2014.

•	Gross profit for the three months ended June 30, 2015 decreased to $16,182 from $18,381 in 2014.

•	Gross profit as a percentage of revenue for the three months ended June 30, 2015 increased to 24.2% from 17.8% in 2014.

•	Operating income for the three months ended June 30, 2015 was $7,445 compared to $7,900 in 2014.

•	Net income for the three months ended June 30, 2015 increased to $3,155 from $761 in 2014.

•	Adjusted EBITDA for the three months ended June 30, 2015 increased to $13,236 compared to $13,014 for 2014.

•	Adjusted EBITDA as a percentage of revenue for the three months ended June 30, 2015 increased to 19.8% from 12.6% in 2014.

•	Cash and cash equivalents totaled $27,179 as of June 30, 2015 compared to $13,363 as of June 30, 2014.

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

Our services include the acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data on land, in transition zones between land and water offshore in depths reaching 3,000 meters. In addition, we offer a full suite of logistical support and in-field processing services. Our customers include major integrated oil companies, national oil companies and independent oil and gas exploration and production companies. Our services are primarily used by our customers to identify and analyze drilling prospects and to maximize successful drilling, making demand for such services dependent upon the level of customer spending on exploration, production, development and field management activities, which is influenced by the fluctuation in oil and natural gas commodity prices. Demand for our services is also impacted by long-term supply concerns based on national oil policies and other country-specific economic and geopolitical conditions. We have expertise in logistics and focus upon providing a complete service package, particularly in our international operations, which allows efficient movement into remote areas, giving us what we believe to be a strategic advantage over our competitors and providing us with opportunities for growth. Many of the areas of the world where we work have limited seasons for seismic data acquisition, requiring high utilization of key personnel and redeployment of equipment from one part of the world to another. All of our remote area camps, drills and support equipment are easily containerized and made for easy transport to locations anywhere in the world. As a result, if conditions deteriorate in a current location or demand rises in another location, we are able to quickly redeploy our crews and equipment to other parts of the world. By contrast, we tend to subcontract out more of our services in North America than in other regions, and our North American revenues tend to be more dependent upon data acquisition services rather than our full line of services.
While our revenues from services are mainly affected by the level of customer demand for our services, operating revenue is also affected by the bargaining power of our customers relating to our services, as well as the productivity and utilization levels of our data acquisition crews. Our logistical expertise can be a mitigating factor in service price negotiation with our customers, allowing us to maintain larger margins in certain regions of the world, particularly in the most remote or most challenging climates of the world. Factors impacting the productivity and utilization levels of our crews include permitting delays, downtime related to inclement weather, decrease in daylight working hours during winter months, the time and expense of repositioning crews, the number and size of each crew, and the number of recording channels available to each crew. We have the ability to optimize the utilization of personnel and equipment, which is a key factor to stabilizing margins in the various regions in which we operate. Specifically, we are investing in equipment that is lighter weight and more easily shipped between the different regions. The ability to reduce both the costs of shipment and the amount of shipping time increases our operating margins and utilization of equipment. Similar logic applies to the utilization of personnel. We focus on employing field managers who are mobile and have the expertise and knowledge of many different markets within our operations. This allows for better timing of operations and the ability of management staff to run those operations while at the same time minimizing personnel costs. An added benefit of a highly mobile field management team is better internal transfer of skill and operational knowledge and the ability to spread operational efficiencies rapidly between the various regions.
Generally the choice of whether to subcontract out services depends on the expertise available in a certain region and whether that expertise is more efficiently obtained through subcontractors or by using our own labor force. For the most part, certain front-end services, such as permitting and survey, are subcontracted within North America and our personnel are used in other regions where we operate. When subcontractors are used, we manage them and require that they comply with our work policies and quality, health, safety and environmental objectives.
Our customers continue to request increased recording channel capacity on a per crew or project basis in order to produce higher resolution images, to increase crew efficiencies and to allow us to undertake larger scale projects. In order to meet these demands, we routinely deploy a variable number of land and marine channels through various sources with multiple crews in an effort to maximize asset utilization and meet customer needs. We believe that increased channel counts and more flexibility of deployment will result in increased crew efficiencies, which we believe should translate into improved financial performance.
The acquisition of seismic data for the oil and gas industry is a highly competitive business. Factors such as price, experience, asset availability and capacity, technological expertise and reputation for dependability and safety of a crew significantly affect a potential customer’s decision to award a contract to us or one of our competitors. Our competitors include much larger companies with greater financial resources, more available equipment and more crews, as well as companies of comparable and smaller sizes. Our primary competitors are Compagnie Générale de Géophysique (CGG), Geokinetics, Inc., Global Geophysical Services, Inc. and BGP, Inc.. In addition to those companies, we also compete for projects from time to time with smaller seismic companies that operate in local markets.
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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Our operating results for the three months ended June 30, 2015 and 2014 are highlighted below:

	Three Months Ended June 30,
	2015	% of Revenue	2014	% of Revenue
Revenue from services:
North America	$39,968	59.8%	$48,342	46.9%
South America	1,482	2.2%	54,799	53.1%
Southeast Asia	25,415	38.0%	—	—%
Total revenue	66,865	100.0%	103,141	100.0%
Gross profit	16,182	24.2%	18,381	17.8%
Selling, general and administrative expenses	8,737	13.1%	10,481	10.1%
Income from operations	7,445	11.1%	7,900	7.7%
Other expense	(4,019)	(6.0)%	(7,689)	(7.5)%
Provision (benefit) for income taxes	271	0.4%	(550)	(0.5)%
Less net income attributable to noncontrolling interest	1,059	1.6%	907	0.8%
Net income (loss) attributable to the Corporation	$2,096	3.1%	$(146)	(0.1)%

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Our operating results for the six months ended June 30, 2015 and 2014 are highlighted below:

	Six Months Ended June 30,
	2015	% of Revenue	2014	% of Revenue
Revenue from services:
North America	$101,486	69.3%	$79,941	41.9%
South America	19,642	13.4%	110,112	57.7%
Southeast Asia	25,415	17.3%	750	0.4%
Total revenue	146,543	100.0%	190,803	100.0%
Gross profit	37,189	25.4%	38,089	20.0%
Selling, general and administrative expenses	17,613	12.0%	20,210	10.6%
Income from operations	19,576	13.4%	17,879	9.4%
Other expense	(10,986)	(7.5)%	(12,372)	(6.5)%
Provision for income taxes	1,490	1.1%	3,262	1.7%
Less net income attributable to noncontrolling interest	3,833	2.6%	1,693	0.9%
Net income attributable to the Corporation	$3,267	2.2%	$552	0.3%

Revenue from Services.

North America: Revenue in North America for the three months ended June 30, 2015 decreased by $8,374 or 17.3% compared to $48,342 for the three months ended June 30, 2014. The decrease was due principally to lower quarterly activity in Alaska compared to 2014. Revenue in North America for the six months ended June 30, 2015 increased by $21,545 or 27.0% compared to $79,941 for the six months ended June 30, 2014. The increase in 2015 year-to-date revenue was primarily in Alaska which was the result of an overall increase in seismic activity and market share in the North Slope region compared to 2014. The market in the North Slope region of Alaska experienced significant growth during the 2015 winter season as a result of favorable market and regulatory conditions for oil and gas producers. In 2015, the Canadian market was adversely impacted by an overall reduction in exploration activity related to the commodity price environment.

South America: Revenue in South America for the three and six months ended June 30, 2015 decreased by $53,317 or 97.3% and $90,470 or 82.2%, respectively, compared to $54,799 and $110,112, respectively, for three and six months ended June 30, 2014. The decrease in revenue during 2015 was primarily due to the completion of major projects in Colombia and Bolivia in the latter part of 2014 and in Peru during the first quarter of 2015. In 2015, the Colombian market was adversely impacted by regulatory issues that slowed the government approval process, resulting in some project delays. Overall, seismic activity in South America has been at reduced levels in 2015 compared to prior periods.

Southeast Asia: Revenues in Southeast Asia for the three and six months ended June 30, 2015 increased by $25,415 and $24,665, respectively, compared to $0 and $750, respectively, for three and six months ended June 30, 2014. The increase in revenue for Southeast Asia was due primarily to a deep water ocean bottom marine project in Malaysia, compared to minimal activity in the corresponding periods last year.

Gross Profit.  Gross profit was $16,182, or 24.2% of revenues for the three months ended June 30, 2015 compared to $18,381, or 17.8% of revenues, for the three months ended June 30, 2014. Gross profit was $37,189, or 25.4% of revenues for the six months ended June 30, 2015 compared to $38,089, or 20.0% of revenues, for the six months ended June 30, 2014. The improvement in gross profit was primarily related to the favorable performance on the Malaysian deep water ocean bottom marine project and improved operational execution in Alaska. Additionally, contracts in the Alaskan market typically carry better pricing, due to the complex nature of the operating environment and the shortened seasonal operating windows.

Within the seismic data services industry, gross profit is presented both with or without depreciation and amortization expense on equipment used in operations. Our gross profit is presented after reduction for depreciation and amortization expense on equipment used in operations. The following table discloses gross profit on both bases:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	% of Revenue	2014	% of Revenue	2015	% of Revenue	2014	% of Revenue
Gross profit as presented	$16,182	24.2%	$18,381	17.8%	$37,189	25.4%	$38,089	20.0%
Depreciation and amortization expense included in cost of services	4,794	7.2%	3,434	3.4%	9,194	6.3%	6,960	3.6%
Gross profit excluding depreciation and amortization expense included in cost of services	$20,976	31.4%	$21,815	21.2%	$46,383	31.7%	$45,049	23.6%

Selling, General and Administrative Expenses. For the three months ended June 30, 2015, selling, general and administrative (“SG&A”) expenses decreased by $1,744 to $8,737 or 13.1% of revenue compared to $10,481 or 10.1% of revenue for the three months ended June 30, 2014. For the six months ended June 30, 2015, SG&A expenses decreased by $2,597 to $17,613 or 12.0% of revenue compared to $20,210 or 10.6% of revenue for the six months ended June 30, 2014. SG&A expenses in 2015 as a percentage of revenue increased versus 2014 due to lower overall revenue partially offset by headcount reductions and cost controls implemented during 2015. SG&A expense for 2015 includes $996 in severance costs incurred in our Peru, Colombia, Canada, Alaska and corporate locations related to the previously announced workforce reduction program.

Other Expense. Other expense decreased by $3,670 and $1,386 for the three and six months ended June 30, 2015. The decrease in 2015 expense was primarily due to the charge of $4,587 and $5,094 in the three and six months ended June 30, 2014, respectively, for the change in fair value of notes payable to related parties, partially offset by the higher loss on foreign currency transactions in 2015.

Provision (Benefit) for Income Taxes. For the three months ended June 30, 2015, the provision for income taxes was $271 representing a 7.9% effective tax rate compared to the income tax benefit of $550 for the three months ended June 30, 2014 representing a (260.7)% effective tax rate. The increase in the provision for income taxes of $821 was primarily due to fluctuations in earnings among the various jurisdictions in which we operate, partially offset by the reversal of certain deferred tax asset valuation allowances and other permanent differences. For the six months ended June 30, 2015, the provision for income taxes was $1,490 representing a 17.3% effective tax rate compared to the provision for income taxes of $3,262 for the six months ended June 30, 2014 representing a 59.2% effective tax rate. The decrease in the provision for income taxes of $1,772 was primarily due to fluctuations in earnings among the various jurisdictions in which we operate, partially offset by the reversal of certain deferred tax asset valuation allowances and other permanent differences.

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

Net Income (Loss) Attributable to the Corporation. For the three months ended June 30, 2015, net income attributable to the Corporation was $2,096 compared to a net loss of $146 for the three months ended June 30, 2014. For the six months ended June 30, 2015, net income attributable to the Corporation was $3,267 compared to net income of $552 for the six months ended June 30, 2014.

The increase in net income for the three months ended June 30, 2015 was primarily due to the following factors:

•	Lower SG&A expenses;

•	Lower other expense primarily due to 2014 charge for change in fair value of notes payable to related parties; partially offset by

•	Severance costs in our Peru, Colombia, Canada, Alaska and corporate locations.

The increase in net income for the six months ended June 30, 2015 was primarily due to the following factors:

•	Lower SG&A expenses;

•	Lower other expense primarily due to 2014 charge for change in fair value of notes payable to related parties; and

•	Proportionately lower provision for income taxes; partially offset by

•	Substantially higher unrealized loss on foreign currency transactions; and

•	Severance costs in our Peru, Colombia, Canada, Alaska and corporate locations.

Adjusted EBITDA. For the three months ended June 30, 2015, adjusted EBITDA was $13,236 compared to $13,014 for the three months ended June 30, 2014. For the six months ended June 30, 2015, adjusted EBITDA was $30,321 compared to $26,994 for the six months ended June 30, 2014. The increase was due primarily to improved operating results as discussed above.

Liquidity and Capital Resources

Cash Flows.   Cash provided by operations for the six months ended June 30, 2015 was $24,217, compared to cash provided by operations of $828 for the first six months of 2014, an increase in cash provided by operations of $23,389. Cash provided by net income and net cash adjustments to net income increased to $19,721 for the six months ended June 30, 2015 compared to cash provided by net income and net cash adjustments to net income of $17,745 for the six months ended June 30, 2014 as a result of higher income from operations in 2015. Net changes in operating assets and liabilities resulted in cash provided of $4,496 for the six months ended June 30, 2015 compared to cash used of $16,917 for the six months ended June 30, 2014, primarily due to lower accounts receivable from decreased revenues partially offset by increased payments of operating expenses and foreign income tax liabilities.

Working Capital.   Working capital as of June 30, 2015 was $43,749 compared to $31,859 as of December 31, 2014. The increase in working capital during 2015 was principally due to the increase in cash flows from operations which resulted from the increase in activity on the North Slope of Alaska and in Southeast Asia.

Capital Expenditures.  Cash used in investing activities for the six months ended June 30, 2015 was $4,783, compared to cash used in investing activities of $4,334 for the six months ended June 30, 2014, an increase in cash used of $449. The increase in investing activities was due to payment during the six months ended June 30, 2015 of capital expenditures for our Alaska operations which were received and recorded as accounts payable in the fourth quarter of 2014.

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
Financing. Cash used in financing activities for the six months ended June 30, 2015 was $4,343, compared to cash used in financing activities of $699 for the six months ended June 30, 2014, an increase in cash used of $3,644. The increase in cash used in the six months ended June 30, 2015 was primarily due to the distribution to the noncontrolling interest in our joint venture for performing contracts for the acquisition and development of geophysical and seismic data and related services on the North Slope of Alaska.

Senior Secured Notes. On July 2, 2014, we issued senior secured notes totaling $150,000 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. The proceeds of these senior secured notes were used to pay the amounts owed under the 2012 Credit Agreement, the notes payable to Former SAE stockholders, and related professional fees and expenses, fund the purchase of equipment for our Alaska operations and for general corporate purposes. On June 19, 2015, all outstanding senior secured notes were exchanged for an equal amount of new senior secured notes ("Notes"), which are substantially identical in terms to the existing senior secured notes except that the Notes are registered under the Securities Act.

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
We are in compliance with the Indenture covenants as of June 30, 2015.

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

Revolving Credit Facility. On November 6, 2014, SAExploration, Inc., SAExploration Holdings, Inc., and our other domestic subsidiaries (collectively, "we" or "our") and Wells Fargo Bank, National Association (“Lender”) entered into a Credit Agreement providing for our $20,000 Revolving Credit Facility. The Revolving Credit Facility is secured by our U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the Credit Agreement. The proceeds of the Revolving Credit Facility are primarily used to fund our working capital needs for operations and for general corporate purposes. As of June 30, 2015, we had no amounts drawn under the Revolving Credit Facility.

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

The Credit Agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Revolving Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of June 30, 2015, there was an aggregate of $3,100 in letters of credit outstanding under the sub-facility. There were no letters of credit outstanding under the sub-facility at December 31, 2014.

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

The Credit Agreement contains covenants including, but not limited to:

•	maintain and deliver to Lender, as required, certain financial reports, records and other items,

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

The Credit Agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. We are in compliance with the Credit Agreement covenants as of June 30, 2015.

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

The computation of our adjusted EBITDA (a non-GAAP measure) from net income, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$3,155	$761	$7,100	$2,245
Depreciation and amortization (1)	4,947	3,693	9,498	7,546
Interest expense, net	4,344	4,141	8,677	8,171
Provision (benefit) for income taxes	271	(550)	1,490	3,262
Change in fair value of notes payable to related parties – Former SAE stockholders (2)	—	4,587	—	5,094
Foreign exchange (gain) loss, net (3)	(510)	(494)	1,931	(200)
Nonrecurring expense (4)(5)	1,029	876	1,625	876
Adjusted EBITDA	$13,236	$13,014	$30,321	$26,994

(1)Depreciation and amortization expense was charged to the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of services	$4,794	$3,434	$9,194	$6,960
Selling, general and administrative expenses	153	259	304	586
Total depreciation and amortization	$4,947	$3,693	$9,498	$7,546

(2)
The notes payable to Former SAE stockholders were recorded at fair value as discussed in Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. All amounts outstanding under the notes payable to Former SAE stockholders were repaid on July 2, 2014 from proceeds of the issuance of the senior secured notes and the promissory note was cancelled.

(3)	Foreign exchange (gain) loss, net includes the effect of both realized and unrealized foreign exchange transactions.

(4)	Nonrecurring expenses in 2015 primarily consist of severance payments incurred in our Peru, Colombia, Canada, Alaska and corporate locations.

(5)	Nonrecurring expenses in 2014 primarily consist of the settlement of disputed fees with a former financial advisor of $657 for the three and six months ended June 30, 2014.

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of critical accounting policies see the section entitled “SAE’s Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.

During the second quarter of 2015, the initial stock option and restricted stock unit awards were granted under the 2013 Long-Term Incentive Compensation Plan. In connection with these initial grants, accounting policy disclosures for share-based compensation are provided in Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance intended to change the criteria for recognition of revenue. The new guidance establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating what impact adoption of this guidance would have on our financial position, results of operations, cash flows and disclosures.

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance does not specifically address, and therefore does not affect, the balance sheet presentation of debt issuance costs for revolving debt arrangements. The new guidance is effective for financial statements issued in fiscal years beginning after December 15, 2015, and will be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. Upon adoption of the new guidance, we will report our unamortized deferred loan issuance costs on the senior secured notes as a reduction of the associated debt liability rather than as assets, resulting in an equal reduction in our total assets and total liabilities compared to the prior presentation. The amount of deferred loan issuance costs on the senior secured notes, net of amortization, was $5,353 and $6,022 at June 30, 2015 and December 31, 2014, respectively. The adoption of the new guidance will have no effect on our stockholders' deficit, results of operations, or cash flows.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Brent Whiteley
Chief Financial Officer, General
Counsel and Secretary (Duly
Authorized Officer and Principal
Financial Officer)

Date: August 7, 2015

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date

2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the Registrant., Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Registrant, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	May 28, 2013

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	June 28, 2013

3.2	Amended and Restated Bylaws.	By Reference	8-K	June 28, 2013

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Specimen Warrant Certificate.	By Reference	8-K	June 28, 2013

4.3	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.4	Amendment to Warrant Agreement dated June 24, 2013, by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	June 28, 2013

4.5	Indenture, dated July 2, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and noteholder collateral agent.	By Reference	8-K	July 9, 2014

4.6	10.000% Senior Secured Notes due 2019 dated June 19, 2015.	Herewith

4.7	Notation of Guarantee executed June 19, 2015, among the Company, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, and NES, LLC (Existing Notes).	Herewith

10.1	Form of Notice of Stock Units Award and Stock Units Award Agreement	Herewith

10.2	Form of Notice of Stock Option Award and Stock Option Award Agreement	Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

Exhibit No.	Description	Included	Form	Filing Date

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the six months ended June 30, 2015, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.
Herewith