Form 10-Q
period 2015-09-30
SAExploration Holdings, Inc.
filed 2015-11-05
CIK 1514732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of common stock, $0.0001 par value, outstanding as of October 31, 2015: 17,367,673

SAEXPLORATION HOLDINGS, INC.
INDEX TO FORM 10-Q
September 30, 2015

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SAExploration Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,315	$12,322
Restricted cash	519	723
Accounts receivable, net	66,525	73,584
Deferred costs on contracts	1,466	4,631
Prepaid expenses	3,877	17,037
Deferred income tax assets	948	520
Total current assets	90,650	108,817
Property and equipment, net	65,977	77,096
Intangible assets, net	840	1,050
Goodwill	1,714	1,977
Deferred loan issuance costs, net	5,274	6,826
Deferred income tax assets	9,527	8,027
Other assets	150	—
Total assets	$174,132	$203,793

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$29,631	$34,255
Accrued liabilities	11,426	19,554
Income and other taxes payable	3,430	20,261
Equipment note payable	426	1,654
Current portion of capital leases	302	460
Deferred revenue	115	187
Deferred income tax liabilities	587	587
Total current liabilities	45,917	76,958
Senior secured notes	140,000	150,000
Long-term portion of capital leases	84	185
Deferred income tax liabilities	5,987	5,731
Total liabilities	191,988	232,874
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock	—	—
Common stock, $0.0001 par value, 55,000,000 shares authorized, 17,367,673 and 14,922,497 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	35,377	28,185
Accumulated deficit	(53,106)	(56,264)
Accumulated other comprehensive loss	(4,257)	(4,362)
Total stockholders’ deficit attributable to the Corporation	(21,984)	(32,439)
Noncontrolling interest	4,128	3,358
Total stockholders’ deficit	(17,856)	(29,081)
Total liabilities and stockholders’ deficit	$174,132	$203,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue from services	$57,943	$107,812	$204,486	$298,615
Cost of services excluding depreciation and amortization expense	39,719	90,333	139,879	236,087
Depreciation and amortization expense included in cost of services	4,474	4,276	13,668	11,236
Gross profit	13,750	13,203	50,939	51,292
Selling, general and administrative expenses	8,798	10,057	26,411	30,267
Income from operations	4,952	3,146	24,528	21,025
Other income (expense):
Gain (loss) on early extinguishment of debt	3,014	(17,157)	3,014	(17,157)
Change in fair value of note payable to related parties – Former SAE stockholders	—	—	—	(5,094)
Interest expense, net	(4,380)	(4,196)	(13,057)	(12,367)
Foreign exchange loss, net	(3,501)	(1,252)	(5,432)	(1,052)
Other, net	145	(181)	(233)	512
Total other expense	(4,722)	(22,786)	(15,708)	(35,158)
Income (loss) before income taxes	230	(19,640)	8,820	(14,133)
Provision for income taxes	44	1,906	1,534	5,168
Net income (loss)	186	(21,546)	7,286	(19,301)
Less: net income attributable to noncontrolling interest	295	1,862	4,128	3,555
Net income (loss) attributable to the Corporation	$(109)	$(23,408)	$3,158	$(22,856)

Net income (loss) attributable to the Corporation per common share:
Basic	$(0.01)	$(1.57)	$0.21	$(1.56)
Diluted	$(0.01)	$(1.57)	$0.21	$(1.56)

Weighted average shares:
Basic	15,799,574	14,870,549	15,218,069	14,632,888
Diluted	15,799,574	14,870,549	15,220,905	14,632,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$186	$(21,546)	$7,286	$(19,301)
Foreign currency translation gain (loss)	348	(638)	105	(425)
Total comprehensive income (loss)	534	(22,184)	7,391	(19,726)
Less: comprehensive income attributable to noncontrolling interest	295	1,862	4,128	3,555
Comprehensive income (loss) attributable to the Corporation	$239	$(24,046)	$3,263	$(23,281)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)

	Common Shares Issued and Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss) - Foreign Currency Translation	Total Corporation Stockholders’ Deficit	Non-controlling Interest	Total Stockholders’ Deficit
Balance at December 31, 2014	14,922,497	$2	$28,185	$(56,264)	$(4,362)	$(32,439)	$3,358	$(29,081)
Foreign currency translation	—	—	—	—	105	105	—	105
Distribution to noncontrolling interest	—	—	—	—	—	—	(3,358)	(3,358)
Share-based compensation expense	—	—	675	—	—	675	—	675
Vesting of restricted stock awards	108,703	—	—	—	—	—	—	—
Grantee election to fund payroll taxes out of restricted stock grant	(29,834)	—	(85)	—	—	(85)	—	(85)
Exchange of senior secured notes for common stock	2,366,307	—	6,602	—	—	6,602	—	6,602
Net income	—	—	—	3,158	—	3,158	4,128	7,286
Balance at September 30, 2015	17,367,673	$2	$35,377	$(53,106)	$(4,257)	$(21,984)	$4,128	$(17,856)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income (loss) attributable to the Corporation	$3,158	$(22,856)
Net income attributable to noncontrolling interest	4,128	3,555
Net income (loss)	7,286	(19,301)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,107	12,125
(Gain) loss on early extinguishment of debt	(3,014)	17,157
Amortization of loan costs and debt discounts	1,209	1,836
Payment in kind interest	—	1,022
Deferred income taxes	(1,672)	568
Loss on disposal/sale of property and equipment	395	504
Notes payable early repayment penalty and fees to advisors	(41)	(9,174)
Share-based compensation	675	—
Change in the fair value of note payable to related parties – Former SAE stockholders	—	5,094
Unrealized loss on foreign currency transactions	4,953	—
Changes in operating assets and liabilities:
Accounts receivable	1,246	(36,047)
Prepaid expenses	11,889	(8,245)
Deferred costs on contracts	3,003	(5,755)
Accounts payable	(1,041)	15,920
Accrued liabilities	(7,493)	16,495
Income and other taxes payable	(16,236)	(1,545)
Deferred revenue	(72)	(6,507)
Other, net	50	(92)
Net cash provided by (used in) operating activities	15,244	(15,945)
Investing activities:
Purchase of property and equipment	(5,602)	(15,828)
Proceeds from sale of property and equipment	270	72
Net cash used in investing activities	(5,332)	(15,756)
Financing activities:
Proceeds from issuance of senior secured notes	—	150,000
Repayment of notes payable	(1,228)	(99,659)
Payment of loan issuance costs	—	(6,658)
Revolving credit facility borrowings	14,200	—
Revolving credit facility repayments	(14,200)	—
Repayments of capital lease obligations	(259)	(396)
Distribution to noncontrolling interest	(3,358)	—
Dividend payments on Former SAE preferred shares	—	(1,072)
Net cash provided by (used in) financing activities	(4,845)	42,215
Effect of exchange rate changes on cash and cash equivalents	(74)	515
Net change in cash and cash equivalents	4,993	11,029
Cash and cash equivalents at the beginning of period	12,322	17,351
Cash and cash equivalents at the end of period	$17,315	$28,380
Supplemental disclosures of cash flow information:
Interest paid	$15,910	$11,085
Income taxes paid	$1,683	$4,223
Supplemental disclosures of cash flow information -- non-cash investing and financing activities:
Capital assets acquired under capital lease	$—	$50
Capital assets acquired included in accounts payable	$404	$360
Conversion of notes payable to related parties -- directors	$—	$500
Grantee election to fund payroll taxes out of restricted stock grant	$85	$—
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

Basis of Presentation
The unaudited interim condensed consolidated financial statements of the Corporation as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of December 31, 2014. Although the financial statements and related information included herein have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Corporation believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s audited consolidated financial statements and the notes thereto included in the Corporation's 2014 Annual Report on Form 10-K. In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Corporation’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.
Certain amounts in the condensed consolidated balance sheet as of December 31, 2014, the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2014 presented herein have been reclassified to conform to the current period presentation. These reclassifications had no effect on financial position, net income (loss), stockholders' deficit, or cash flows.
Significant Accounting Policies
There have been no changes to the significant accounting policies of the Corporation from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Corporation’s 2014 Annual Report on Form 10-K.

On June 29, 2015, the initial stock option and restricted stock unit awards were granted under the 2013 Long-Term Incentive Compensation Plan. In connection with these initial grants, accounting policy disclosures for share-based compensation are provided in Note 8.

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

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance does not specifically address, and therefore does not affect, the balance sheet presentation of debt issuance costs for revolving debt arrangements. The new guidance is effective for financial statements issued in fiscal years beginning after December 15, 2015, and will be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. Upon adoption of the new guidance, the Corporation will report its unamortized deferred loan issuance costs on the senior secured notes as a reduction of the associated debt liability rather than as assets, resulting in an equal reduction in the Corporation's total assets and total liabilities compared to the prior presentation. The amount of Corporation deferred loan issuance costs on the senior secured notes, net of amortization, was $4,683 and $6,022 at September 30, 2015 and December 31, 2014, respectively. The adoption of the new guidance will have no effect on the Corporation's stockholders' deficit, results of operations, or cash flows.

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

The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended			Nine Months Ended
	Net Loss Attributable to the Corporation	Shares	Per Share	Net Income (Loss) Attributable to the Corporation	Shares	Per Share
September 30, 2015:
Basic income (loss) per share	$(109)	15,799,574	$(0.01)	$3,158	15,218,069	$0.21
Effect of dilutive unvested restricted stock unit awards	—	—	—	—	2,836	—
Diluted income (loss) per share	$(109)	15,799,574	$(0.01)	$3,158	15,220,905	$0.21

September 30, 2014:
Basic loss per share	$(23,408)	14,870,549	$(1.57)	$(22,856)	14,632,888	$(1.56)
Warrant exchange (Note 7)	—	—	—	—	—	—
Diluted loss per share	$(23,408)	14,870,549	$(1.57)	$(22,856)	14,632,888	$(1.56)

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Warrants to purchase 581,807 shares of common stock have been excluded from the calculation of diluted net income (loss) per share in the three and nine month periods ended September 30, 2015 and 2014, since the $12.00 warrant exercise price was higher than the weighted average share price during the respective periods. Options to purchase 241,642 shares of common stock have been excluded from the calculation of diluted net income (loss) per share in the three and nine month periods ended September 30, 2015, since the $4.12 option exercise price was higher than the weighted average share price during the period the options were outstanding. Unvested restricted stock units representing 8,509 shares under the treasury stock method have been excluded from the calculation of diluted net loss per share in the three month period ended September 30, 2015, since they were anti-dilutive.

NOTE 3 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Accounts Receivable

Accounts receivable is comprised of the following:

	September 30, 2015	December 31, 2014
Accounts receivable	$66,525	$73,584
Less allowance for doubtful accounts	—	—
Accounts receivable, net	$66,525	$73,584

Prepaid Expenses

Prepaid expenses are comprised of the following:

	September 30, 2015	December 31, 2014
Prepaid taxes	$1,546	$13,244
Deposits	200	868
Other prepaid expenses	2,131	2,925
Total prepaid expenses	$3,877	$17,037

Property and Equipment

Property and equipment is comprised of the following:

	September 30, 2015	December 31, 2014
Property and equipment	$123,124	$123,208
Less accumulated depreciation and amortization	(57,147)	(46,112)
Property and equipment, net	$65,977	$77,096

Intangible Assets

Intangible assets are comprised of the following:

	September 30, 2015	December 31, 2014
Intangible assets	$1,356	$1,491
Less accumulated amortization	(516)	(441)
Intangible assets, net	$840	$1,050

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Accrued Liabilities

Accrued liabilities are comprised of the following:

	September 30, 2015	December 31, 2014
Accrued payroll liabilities	$4,095	$8,652
Accrued interest	3,197	7,489
Other accrued liabilities	4,134	3,413
Total accrued liabilities	$11,426	$19,554

NOTE 4 — REVOLVING CREDIT FACILITY

On November 6, 2014, SAExploration, Inc. (“Borrower”), SAExploration Holdings, Inc. (“Corporation”) and the Corporation’s other domestic subsidiaries and Wells Fargo Bank, National Association (“Lender”) entered into a Credit and Security Agreement (“Credit Agreement”). The Credit Agreement provides for a $20,000 revolving line of credit facility (the “Revolving Credit Facility”) secured by the Corporation’s and the Corporation's domestic subsidiaries' U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the Credit Agreement. The proceeds of the Revolving Credit Facility are primarily used to fund the Corporation’s working capital needs for its operations and for general corporate purposes. As of September 30, 2015 and December 31, 2014, the Corporation had no amounts drawn under the Revolving Credit Facility.

Borrowings made under the Revolving Credit Facility bear interest, payable monthly, at a rate of daily three month LIBOR plus 3% (3.33% at September 30, 2015 and 3.26% at December 31, 2014). The Revolving Credit Facility has a maturity date of November 6, 2017, unless terminated earlier. The Corporation may request, and the Lender may grant, an increase to the maximum amount available under the Revolving Credit Facility in minimum increments of $1,000 not to exceed an additional $10,000 in the aggregate, so long as certain conditions as described in the Credit Agreement are met.

The Credit Agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Revolving Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of September 30, 2015, there was an aggregate of $100 in letters of credit outstanding under the sub-facility. There were no letters of credit outstanding under the sub-facility at December 31, 2014. For a complete discussion of the terms and security for the Revolving Credit Facility, see Note 5 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Credit Agreement contains covenants including, but not limited to (i) maintain and deliver to Lender, as required, certain financial reports, records and other items, (ii) subject to certain exceptions under the Credit Agreement, restrictions on the ability of the Corporation to incur indebtedness, create or incur liens, enter into fundamental changes to corporate structure or to the nature of the business of the Corporation, dispose of assets, permit a change in control, acquire non-permitted investments, enter into affiliate transactions or make distributions, (iii) maintain the minimum EBITDA specified above and (iv) maintain eligible equipment, as defined, located in the State of Alaska with a value of at least 75% of the value of such equipment included in the borrowing base availability plus the value of equipment outside the United States which would be otherwise eligible under the Credit Agreement. The Credit Agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. The Corporation was in compliance with the Credit Agreement covenants as of September 30, 2015 and December 31, 2014.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 5 — NOTES PAYABLE

Notes payable outstanding were as follows:

	September 30, 2015	December 31, 2014

Senior secured notes	$140,000	$150,000
Equipment note payable	426	1,654
Total notes payable outstanding	140,426	151,654
Less current portion of equipment notes payable	426	1,654
Total long-term portion of notes payable	$140,000	$150,000

Senior Secured Notes

On July 2, 2014, the Corporation entered into an Indenture ("Indenture") under which it issued $150,000 of senior secured notes due July 15, 2019, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. On June 19, 2015, all outstanding senior secured notes were exchanged for an equal amount of new senior secured notes ("Notes"), which are substantially identical in terms to the existing senior secured notes except that the Notes are registered under the Securities Act. The Notes bear interest at the annual rate of 10% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. For a complete discussion of the terms and security for the Notes, see Note 6 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.

The proceeds from the original issuance of the senior secured notes were used to pay the amounts outstanding under the 2012 Credit Agreement, pay the note payable to the Former SAE common stockholders, pay related fees and expenses, fund the purchase of equipment related to the Corporation’s Alaska operations, and for general corporate purposes. The repayment and termination of the 2012 Credit Agreement resulted in a $17,157 charge to loss on early extinguishment of debt in the three and nine months ended September 30, 2014. The charge consisted of prepayment penalties of $8,877, write-off of unamortized loan discount and issuance costs totaling $7,983, and legal fees of $297.

On August 26, 2015, the Corporation entered into a privately-negotiated exchange agreement with certain funds managed by Fidelity Management & Research Company ("Holders") to exchange $10,000 principal amount of Notes ("Exchanged Notes") for 2,366,307 shares of the Corporation’s common stock ("Exchanged Stock"), as determined using a 30-day volume weighted average share price as of August 26, 2015. In connection with the exchange, the Corporation paid all accrued unpaid interest on the Exchanged Notes to the Holders in cash, and the Exchanged Notes were cancelled. The Exchanged Stock was valued at $6,602 based on the $2.79 average share price on August 27, 2015, the closing date ("Closing Date") of the exchange. The exchange resulted in a gain on early extinguishment of debt of $3,014 in the three and nine months ended September 30, 2015, consisting of the difference between the principal amount of the Exchanged Notes less the fair value of the Exchanged Stock, reduced by the Exchanged Notes prorata portion of the Notes unamortized deferred loan issuance costs on the Closing Date of $343 and legal fees of $41.

The Indenture contains covenants which include limitations on the Corporation's ability to: (i) transfer or sell assets; (ii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iii) incur or guarantee additional indebtedness or, with respect to the Corporation's restricted subsidiaries, issue preferred stock; (iv) create or incur liens; (v) incur dividend or other payment restrictions affecting its restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of its or its subsidiaries’ assets; (vii) enter into transactions with affiliates; (viii) engage in business other than its current business and reasonably related extensions thereof; and (ix) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Notes. The Corporation is in compliance with the Indenture covenants as of September 30, 2015.

Equipment Note Payable

On November 18, 2014, the Corporation entered into a note payable to Sercel, Inc. in the amount of $1,838, bearing interest at the

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

annual rate of 8%. The note payable is secured by geophones and related accessories which were delivered in December 2014. A payment of $184 was made upon delivery of the equipment with principal and interest payments of $144 due monthly thereafter until the note payable is fully paid on December 15, 2015.

NOTE 6 — INCOME TAXES

The Corporation's effective tax rate was 19.1% and (9.7)% for the three months ended September 30, 2015 and 2014, respectively. The increase in the 2015 effective tax rate is primarily due to several factors including fluctuations in earnings among the various jurisdictions in which the Corporation operates, partially offset by increases in permanent tax differences and foreign tax rate differentials. The primary reason the 2015 effective tax rate differs from the 35% Federal statutory corporate rate is the decreases in valuation allowances, offset by increases in permanent tax differences and foreign tax rate differentials.

The Corporation’s effective tax rate was 17.4% and (36.6)% for the nine months ended September 30, 2015 and 2014, respectively. The increase in the 2015 effective tax rate is primarily due to several factors including fluctuations in earnings among the various jurisdictions in which the Corporation operates, partially offset by increases in permanent tax differences and foreign tax rate differentials.  The primary reason the 2015 effective tax rate differs from the 35% Federal statutory corporate rate is the decreases in valuation allowances, offset by increases in permanent tax differences and foreign tax rate differentials.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Corporation is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights, and preferences as may be determined from time to time by the Corporation’s Board of Directors. As of September 30, 2015 and December 31, 2014, there were no shares of preferred stock issued or outstanding.

Common Stock

The Corporation is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2015 and December 31, 2014, a total of 17,367,673 and 14,922,497 shares were issued and outstanding, respectively.

Warrants

During 2011, the Corporation sold Trio Merger Corp. warrants for the purchase of an aggregate of 14,000,000 shares of its common stock with an expiration date of June 24, 2016. On January 7, 2014, the Corporation commenced an offer to exchange all outstanding Trio Merger Corp. and convertible debt warrants for shares of its common stock in a cashless transaction. After completion of the warrant exchange, the 581,807 Trio Merger Corp. warrants ("Warrants") not offered for exchange have since remained outstanding. The Warrants have an exercise price of $12.00 per share and can be called by the Corporation for redemption at $0.01 per Warrant if the last sale price of the Corporation's common stock equals or exceeds $15.00 per share, for any 20 trading days within a 30 consecutive trading day period. If the Warrants are called for redemption, the Corporation will have the option to require any holder that wishes to exercise its Warrant to do so on a “cashless basis".

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

Merger Consideration Escrow

A portion of the merger consideration payable at Closing was allocable to holders of certain derivative securities of Former SAE that were not converted or exchanged prior to the Merger. As of September 30, 2015, a total of 25,890 shares of common stock were held in escrow pending the conversion or exercise of those derivative securities (the “Merger Consideration Escrow”). The escrow agreement provides that CLCH, LLC ("CLCH"), as nominee of the Corporation, will have voting control over all shares of Corporation common stock held in the Merger Consideration Escrow.

Merger Indemnification Escrow
In connection with the Merger, 545,635 shares of Corporation common stock issued to Former SAE stockholders at Closing were deposited in escrow to secure the indemnification obligations under the Merger Agreement. As of September 30, 2015, 272,817 shares of Corporation common stock remain in escrow which will be released 30 days after the Corporation files its annual report on Form 10-K for its 2015 fiscal year, less any shares reserved to satisfy tax or environmental indemnification claims made prior to such date.
NOTE 8 — SHARE-BASED COMPENSATION

Non-Employee Director Share Incentive Plan

Effective November 1, 2013, stockholders approved the Corporation’s non-employee director share incentive plan, which provides for discretionary grants of stock awards to the Corporation’s independent non-employee directors as determined by the Corporation’s board of directors. The awards may take the form of unrestricted or restricted shares of the Corporation’s common stock or options to purchase shares of the Corporation’s common stock. The Corporation has reserved 400,000 shares of common stock for issuance under the 2013 Non-Employee Director Plan, of which 321,980 shares remain for issuance as of September 30, 2015. No shares were issued under the plan during the nine months ended September 30, 2015.

2013 Long-Term Incentive Compensation Plan

On June 21, 2013, the stockholders approved the Corporation’s 2013 Long-Term Incentive Compensation Plan ("Plan") for the benefit of certain employees performing services for the Corporation. The Plan reserves up to 792,513 shares of Corporation common stock for issuance in accordance with the Plan’s terms including a maximum of up to 396,256 shares that may be issued pursuant to awards of restricted stock. On June 29, 2015, the initial awards were granted under the Plan of 241,642 stock options with an exercise price of $4.12 and 326,117 restricted stock units. The awards vest one-third on each of ninety days, one year, and two years after the date of grant. At September 30, 2015, 224,754 shares of Corporation common stock are available for future awards under the Plan, of which a maximum of 70,139 shares of restricted stock may be awarded.

The Corporation records the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the requisite service period for each separately vesting tranche of an award. The amount of share-based compensation cost recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Corporation updates its forfeiture rate annually.

Share-based compensation expense for stock option and restricted stock unit awards recognized for the three and nine months ended September 30, 2015 and 2014 was as follows:

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of services	$—	$—	$—	$—
Selling, general and administrative expenses	668	—	675	—
Total share-based compensation expense	668	—	675	—
Income tax benefit	234	—	236	—
Decrease in net income	$434	$—	$439	$—

Decrease in net income per share:
Basic	$0.03	$—	$0.03	$—
Diluted	$0.03	$—	$0.03	$—

Stock Options

A summary of stock option activity for the nine months ended September 30, 2015 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	—	$—	—	$—
Granted	241,642	$1.49	9.75
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at September 30, 2015	241,642	$1.49	9.75	$—
Exercisable at September 30, 2015	80,548	$1.49	9.75	$—

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

At September 30, 2015, there was approximately $194 of unrecognized compensation expense, net of estimated forfeitures, for unvested stock option awards with a weighted average vesting period of 1.75 years.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Restricted Stock Units

A summary of restricted stock units activity for the nine months ended September 30, 2015 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	—	$—
Granted	326,117	$3.40
Vested	(108,703)	$3.40
Forfeited	—	$—
Nonvested at September 30, 2015	217,414	$3.40

At September 30, 2015, there was approximately $599 of unrecognized compensation expense, net of estimated forfeitures, for unvested restricted stock unit awards with a weighted average vesting period of 1.75 years.

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

There were no Corporation financial instruments measured at fair value on a recurring basis at September 30, 2015. The Corporation financial instruments measured at fair value on a recurring basis at September 30, 2014 were as follows:

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

The Corporation financial instruments not recorded at fair value consist of the Notes. The senior secured notes were issued on July 2, 2014, and exchanged for the Notes on June 19, 2015. At September 30, 2015, the carrying value of the Notes was $140,000 and the estimated fair value was $106,050. The fair value is determined by a market approach using dealer quoted period-end bond prices. This instrument is classified as Level 2 as valuation inputs for fair value measurements are dealer quoted market prices at September 30, 2015 obtained from independent third party sources. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

The Corporation's non-financial assets include goodwill, property and equipment, and other intangible assets, which are classified as Level 3 assets. These assets are measured at fair value on a nonrecurring basis as part of the Corporation's impairment assessments and as circumstances require. Goodwill is subjected to an annual review for impairment or more frequently as required.

NOTE 10 — NONCONTROLLING INTEREST

Effective November 19, 2012, an agreement was entered into between a subsidiary of the Corporation and Kuukpik Corporation (“Kuukpik”) to form a separate legal entity (“Joint Venture”) for the purpose of performing contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the North Slope of Alaska (onshore or offshore) for a period of five years. The Corporation's and Kuukpik’s percentage ownership interests in the Joint Venture are 49.0% and 51.0%, respectively. The sole source of revenue of the Joint Venture is contracts performed by the Corporation. Pre-award costs incurred on potential contracts by Kuukpik and the Corporation are absorbed by each party and not by the Joint Venture. The Joint Venture receives 10% of gross revenues of all North Slope of Alaska contracts performed by the Corporation, which is distributed to Kuukpik and the Corporation based on their relative ownership percentages. Risk of loss on a contract, including credit risk, is the Corporation's sole responsibility. Based on its power to influence the significant business activities of the Joint Venture and its responsibility to absorb contract losses, the Corporation was determined to be the primary beneficiary under GAAP and as such consolidates the Joint Venture. The results of the Joint Venture are combined with the Corporation and all intercompany transactions are eliminated upon consolidation. Amounts reflected for the Joint Venture in the unaudited condensed consolidated financial statements consist of the balances reported under net income attributable to noncontrolling interest for the three and nine month periods ended September 30, 2015 and 2014 and noncontrolling interest on the September 30, 2015 and December 31, 2014 balance sheets.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Part I, Item 1A of our 2014 Annual Report on Form 10-K. See “Forward-Looking Statements” below. Amounts are in thousands, except for share amounts and as otherwise noted.

Highlights

The following discussion is intended to assist in understanding our financial position at September 30, 2015, and our results of operations for the three and nine months ended September 30, 2015. Financial and operating results for the three months ended September 30, 2015 include:

•	Revenue from services for the three months ended September 30, 2015 was $57,943 compared to $107,812 in 2014.

•	Gross profit for the three months ended September 30, 2015 increased to $13,750 from $13,203 in 2014.

•	Gross profit as a percentage of revenue for the three months ended September 30, 2015 increased to 23.7% from 12.2% in 2014.

•	Operating income for the three months ended September 30, 2015 increased to $4,952 from $3,146 in 2014.

•	Net income for the three months ended September 30, 2015 increased to $186 from a loss of $21,546 in 2014.

•	Adjusted EBITDA for the three months ended September 30, 2015 increased to $9,843 from $7,429 for 2014.

•	Adjusted EBITDA as a percentage of revenue for the three months ended September 30, 2015 increased to 17.0% from 6.9% in 2014.

•	Cash and cash equivalents totaled $17,315 as of September 30, 2015 compared to $28,380 as of September 30, 2014.

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

Our services include the acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data on land, in transition zones between land and water, and offshore in depths reaching 3,000 meters. In addition, we offer a full suite of logistical support and in-field processing services. Our customers include major integrated oil companies, national oil companies and independent oil and gas exploration and production companies. Our services are primarily used by our customers to identify and analyze drilling prospects and to maximize successful drilling, making demand for such services dependent upon the level of customer spending on exploration, production, development and field management activities, which is influenced by the fluctuation in oil and natural gas commodity prices. Demand for our services is also impacted by long-term supply concerns based on national oil policies and other country-specific economic and geopolitical conditions. We have expertise in logistics and focus upon providing a complete service package, particularly in our international operations, which allows efficient movement into remote areas, giving us what we believe to be a strategic advantage over our competitors and providing us with opportunities for growth. Many of the areas of the world where we work have limited seasons for seismic data acquisition, requiring high utilization of key personnel and redeployment of equipment from one part of the world to another. All of our remote area camps, drills and support equipment are easily containerized and made for easy transport to locations anywhere in the world. As a result, if conditions deteriorate in a current location or demand rises in another location, we are able to quickly redeploy our crews and equipment to other parts of the world. By contrast, we tend to subcontract out more of our services in North America than in other regions, and our North American revenues tend to be more dependent upon data acquisition services rather than our full line of services.
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
In areas like South America and Southeast Asia, logistical support needs to be in place to establish supply lines for remote jungle camps. To ensure the quality of services delivered to these remote camps, we own 10 supply and personnel river boats to gain access to remote jungle areas. We also have five jungle camps and a series of 40 fly camps that act as advance camps from the main project camp. Each of these jungle base camps contains a full service medical facility complete with doctors and nurses. The camps are equipped with full meal kitchens held to high standards of cleanliness, sleeping and recreational quarters, power supply, communications links, air support, water purification systems, black water purification systems, offices, repair garages, fuel storage and many more support services.
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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Our operating results for the three months ended September 30, 2015 and 2014 are highlighted below:

	Three Months Ended September 30,
	2015	% of Revenue	2014	% of Revenue
Revenue from services:
North America	$56,345	97.2%	$39,856	37.0%
South America	869	1.5%	67,956	63.0%
Southeast Asia	729	1.3%	—	—%
Total revenue	57,943	100.0%	107,812	100.0%
Gross profit	13,750	23.7%	13,203	12.2%
Selling, general and administrative expenses	8,798	15.2%	10,057	9.3%
Income from operations	4,952	8.5%	3,146	2.9%
Other expense, net	(4,722)	(8.1)%	(22,786)	(21.1)%
Provision for income taxes	44	0.1%	1,906	1.8%
Less net income attributable to noncontrolling interest	295	0.5%	1,862	1.7%
Net loss attributable to the Corporation	$(109)	(0.2)%	$(23,408)	(21.7)%

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Our operating results for the nine months ended September 30, 2015 and 2014 are highlighted below:

	Nine Months Ended September 30,
	2015	% of Revenue	2014	% of Revenue
Revenue from services:
North America	$157,831	77.2%	$119,797	40.1%
South America	20,511	10.0%	178,068	59.6%
Southeast Asia	26,144	12.8%	750	0.3%
Total revenue	204,486	100.0%	298,615	100.0%
Gross profit	50,939	24.9%	51,292	17.2%
Selling, general and administrative expenses	26,411	12.9%	30,267	10.2%
Income from operations	24,528	12.0%	21,025	7.0%
Other expense, net	(15,708)	(7.7)%	(35,158)	(11.7)%
Provision for income taxes	1,534	0.8%	5,168	1.7%
Less net income attributable to noncontrolling interest	4,128	2.0%	3,555	1.2%
Net income (loss) attributable to the Corporation	$3,158	1.5%	$(22,856)	(7.6)%

Revenue from Services.

North America: Revenue in North America for the three months ended September 30, 2015 increased by $16,489 or 41.4% compared to $39,856 for the three months ended September 30, 2014. The increase was due principally to increased activity in Alaska compared to the same period in 2014. Revenue in North America for the nine months ended September 30, 2015 increased by $38,034 or 31.7% compared to $119,797 for the nine months ended September 30, 2014. The increase in 2015 year-to-date revenue was primarily in Alaska. The market in the North Slope region of Alaska experienced significant growth during the 2015 winter season as a result of favorable market and regulatory conditions for oil and gas producers. However, also in 2015, the Canadian market was adversely impacted by an overall reduction in exploration activity related to the commodity price environment.

South America: Revenue in South America for the three and nine months ended September 30, 2015 decreased by $67,087 or 98.7% and $157,557 or 88.5%, respectively, compared to $67,956 and $178,068, respectively, for three and nine months ended September 30, 2014. The decrease in revenue during 2015 was primarily due to the completion of major projects in Colombia and Bolivia in the latter part of 2014 and in Peru during the first quarter of 2015. In 2015, the Colombian market was adversely impacted by regulatory issues that slowed the government approval process, resulting in some project delays. Overall, seismic activity in South America has been at reduced levels in 2015 compared to prior periods.

Southeast Asia: Revenues in Southeast Asia for the three and nine months ended September 30, 2015 increased by $729 and $25,394, respectively, compared to $0 and $750, respectively, for three and nine months ended September 30, 2014. The increase in year-to-date revenue for Southeast Asia was due primarily to a deep water ocean bottom marine project in Malaysia completed in the second quarter of 2015, compared to minimal activity in the corresponding period last year.

Gross Profit.  Gross profit increased to $13,750, or 23.7% of revenues for the three months ended September 30, 2015 from$13,203, or 12.2% of revenues, for the three months ended September 30, 2014. Gross profit was $50,939, or 24.9% of revenues for the nine months ended September 30, 2015 compared to $51,292, or 17.2% of revenues, for the nine months ended September 30, 2014. The improvement in gross profit as a percentage of revenue was primarily related to the improved operational execution in Alaska and the favorable performance on the Malaysian deep water ocean bottom marine project completed in the second quarter of 2015.

Within the seismic data services industry, gross profit is presented both with and without depreciation and amortization expense on equipment used in operations. Our gross profit is presented after reduction for depreciation and amortization expense on equipment used in operations. The following table discloses gross profit on both bases:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% of Revenue	2014	% of Revenue	2015	% of Revenue	2014	% of Revenue
Gross profit as presented	$13,750	23.7%	$13,203	12.2%	$50,939	24.9%	$51,292	17.2%
Depreciation and amortization expense included in cost of services	4,474	7.8%	4,276	4.0%	13,668	6.7%	11,236	3.7%
Gross profit excluding depreciation and amortization expense included in cost of services	$18,224	31.5%	$17,479	16.2%	$64,607	31.6%	$62,528	20.9%

Selling, General and Administrative Expenses. For the three months ended September 30, 2015, selling, general and administrative (“SG&A”) expenses decreased by $1,259 to $8,798 or 15.2% of revenue compared to $10,057 or 9.3% of revenue for the three months ended September 30, 2014. For the nine months ended September 30, 2015, SG&A expenses decreased by $3,856 to $26,411 or 12.9% of revenue compared to $30,267 or 10.2% of revenue for the nine months ended September 30, 2014. SG&A expenses in 2015 as a percentage of revenue increased versus 2014 due to lower overall revenue partially offset by headcount reductions and cost controls implemented during 2015. SG&A expense for 2015 includes $1,036 in severance costs incurred in our Peru, Colombia, Canada, Alaska and corporate locations related to the previously announced workforce reduction program.

Other Expense. Other expense decreased by $18,064 and $19,450 for the three and nine months ended September 30, 2015. The decrease in 2015 expense was primarily due to:

•	The loss on early extinguishment of debt in the amount of $17,157 recorded in the three and nine months ended September 30, 2014, resulting from the repayment of the 2012 credit agreement;

•	The change in fair value of notes payable to related parties resulting in a charge of $5,094 in the nine months ended September 30, 2014; and

•
The gain on early extinguishment of debt in the amount of $3,014 recorded in the three and nine months ended September 30, 2015, resulting from the exchange of senior secured notes for common stock; partially offset by

•	The substantially higher loss on foreign currency transactions in 2015, primarily in South American countries.

Provision for Income Taxes. For the three months ended September 30, 2015, the provision for income taxes was $44 representing a 19.1% effective tax rate compared to the provision for income taxes of $1,906 for the three months ended September 30, 2014 representing a (9.7)% effective tax rate. The decrease in the provision for income taxes of $1,862 was primarily due to fluctuations in earnings among the various jurisdictions in which we operate, partially offset by the reversal of certain deferred tax asset valuation allowances and other permanent differences. For the nine months ended September 30, 2015, the provision for income taxes was $1,534 representing a 17.4% effective tax rate compared to the provision for income taxes of $5,168 for the nine months ended September 30, 2014 representing a (36.6)% effective tax rate. The decrease in the provision for income taxes of $3,634 was primarily due to fluctuations in earnings among the various jurisdictions in which we operate, partially offset by the reversal of certain deferred tax asset valuation allowances and other permanent differences.

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

Net Income (Loss) Attributable to the Corporation. For the three months ended September 30, 2015, net loss attributable to the Corporation was $109 compared to a net loss of $23,408 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, net income attributable to the Corporation was $3,158 compared to a net loss of $22,856 for the nine months ended September 30, 2014.

The decrease in net loss for the three months ended September 30, 2015 was primarily due to the following factors:

•	Lower SG&A expenses;

•	Lower other expense primarily due to 2014 charge for the loss on early extinguishment of debt; and

•	Proportionately lower provision for income taxes; partially offset by

•	Severance costs in our Peru, Colombia, Canada, Alaska and corporate locations.

The increase in net income for the nine months ended September 30, 2015 was primarily due to the following factors:

•	Lower SG&A expenses;

•	Lower other expense primarily due to 2014 charge for the loss on early extinguishment of debt; and

•	Proportionately lower provision for income taxes; partially offset by

•	Substantially higher unrealized loss on foreign currency transactions; and

•	Severance costs in our Peru, Colombia, Canada, Alaska and corporate locations.

Adjusted EBITDA. For the three months ended September 30, 2015, adjusted EBITDA increased to $9,843 from $7,429 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, adjusted EBITDA increased to $40,164 from $34,423 for the nine months ended September 30, 2014. The increase in both periods was due primarily to improved operating results as discussed above.

Liquidity and Capital Resources

Cash Flows.   Cash provided by operations for the nine months ended September 30, 2015 was $15,244, compared to cash used in operations of $15,945 for the first nine months of 2014, an increase in cash provided by operations of $31,189. Cash provided by net income and net cash adjustments to net income increased to $23,898 for the nine months ended September 30, 2015 compared to cash provided by net loss and net cash adjustments to net loss of $9,831 for the nine months ended September 30, 2014 as a result of higher income from operations in 2015. Net changes in operating assets and liabilities resulted in cash used of $8,654 for the nine months ended September 30, 2015 compared to cash used of $25,776 for the nine months ended September 30, 2014, primarily due to lower accounts receivable from decreased revenues partially offset by increased payments of operating expenses and foreign income tax liabilities.

Working Capital.   Working capital as of September 30, 2015 was $44,733 compared to $31,859 as of December 31, 2014. The increase in working capital during 2015 was principally due to the increase in cash flows from operations which resulted from the increase in activity on the North Slope of Alaska and in Southeast Asia.

Capital Expenditures.  Cash used in investing activities for the nine months ended September 30, 2015 was $5,332, compared to cash used in investing activities of $15,756 for the nine months ended September 30, 2014, a decrease in cash used of $10,424. The decrease in investing activities was due to the 2014 capital expenditures for our Alaska operations which were funded by the issuance of senior secured notes in July 2014.

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
Financing. Cash used in financing activities for the nine months ended September 30, 2015 was $4,845, compared to cash provided by financing activities of $42,215 for the nine months ended September 30, 2014, an increase in cash used of $47,060. The increase in cash used in the nine months ended September 30, 2015 was primarily due to the July 2014 issuance of senior secured notes discussed further below, less debt repaid with the proceeds and loan issuance costs incurred on the transaction, and the 2015 distribution to the noncontrolling interest in our joint venture to perform contracts for the acquisition and development of geophysical and seismic data and related services on the North Slope of Alaska.

Senior Secured Notes. On July 2, 2014, we entered into an Indenture ("Indenture") under which we issued $150,000 of senior secured notes due July 15, 2019, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. On June 19, 2015, all outstanding senior secured notes were exchanged for an equal amount of new senior secured notes ("Notes"), which are substantially identical in terms to the existing senior secured notes except that the Notes are registered under the Securities Act. The Notes bear interest at the annual rate of 10% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. For a complete discussion of the terms and security for the Notes, see Note 6 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.

The proceeds from the original issuance of the senior secured notes were used to pay the amounts outstanding under the 2012 Credit Agreement, the note payable to the Former SAE common stockholders, pay related fees and expenses, fund the purchase of equipment related to the Corporation’s Alaska operations, and for general corporate purposes. The repayment and termination of the 2012 Credit Agreement resulted in a $17,157 charge to loss on early extinguishment of debt in the three and nine months ended September 30, 2014. The charge consisted of prepayment penalties of $8,877, write-off of unamortized loan discount and issuance costs totaling $7,983, and legal fees of $297.

On August 26, 2015, we entered into a privately-negotiated exchange agreement with certain funds managed by Fidelity Management & Research Company ("Holders") to exchange $10,000 principal amount of Notes ("Exchanged Notes") for 2,366,307 shares of our common stock ("Exchanged Stock"), as determined using a 30-day volume weighted average share price as of August 26, 2015. In connection with the exchange, we paid all accrued unpaid interest on the Exchanged Notes to the Holders in cash, and the Exchanged Notes were cancelled. The Exchanged Stock was valued at $6,602 based on the $2.79 average share price on August 27, 2015, the closing date ("Closing Date") of the exchange. The exchange resulted in a gain on early extinguishment of debt of $3,014 in the three and nine months ended September 30, 2015, consisting of the difference between the principal amount of the Exchanged Notes less the fair value of the Exchanged Stock, reduced by the Exchanged Notes prorata portion of the Notes unamortized deferred loan issuance costs on the Closing Date of $343 and legal fees of $41.

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
We are in compliance with the Indenture covenants as of September 30, 2015.

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

Revolving Credit Facility. On November 6, 2014, SAExploration, Inc., SAExploration Holdings, Inc., and our other domestic subsidiaries (collectively, "we" or "our") and Wells Fargo Bank, National Association (“Lender”) entered into a Credit Agreement providing for our $20,000 Revolving Credit Facility. The Revolving Credit Facility is secured by our U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the Credit Agreement. The proceeds of the Revolving Credit Facility are primarily used to fund our working capital needs for operations and for general corporate purposes. As of September 30, 2015, we had no amounts drawn under the Revolving Credit Facility.

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

The Credit Agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Revolving Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of September 30, 2015, there was an aggregate of $100 in letters of credit outstanding under the sub-facility. There were no letters of credit outstanding under the sub-facility at December 31, 2014. For a complete discussion of the terms and security for the Revolving Credit Facility, see Note 5 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

•
subject to certain exceptions under the Credit Agreement, restrictions on our ability to incur indebtedness, create or incur liens, enter into fundamental changes to our corporate structure or to the nature of our business, dispose of assets, permit a change in control, acquire non-permitted investments, enter into affiliate transactions or make distributions,

•	maintain the minimum EBITDA specified above, and

•
maintain eligible equipment, as defined, located in the State of Alaska with a value of at least 75% of the value of such equipment included in the borrowing base availability. Eligible equipment also includes the value of equipment outside the United States which would be otherwise eligible under the Credit Agreement.

The Credit Agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. We are in compliance with the Credit Agreement covenants as of September 30, 2015.

Use of EBITDA (Non-GAAP measure) as a Performance Measure

We use an adjusted form of EBITDA to measure period over period performance, which is not derived in accordance with GAAP. Adjusted EBITDA is defined as net income (loss) plus interest expense, less interest income, plus (gain) loss on early extinguishment of debt, loss on change in fair value of notes payable to Former SAE stockholders, plus income taxes, plus depreciation and amortization, plus nonrecurring major expenses outside of operations, plus nonrecurring one-time expenses and foreign exchange (gain) or loss. Our management uses adjusted EBITDA as a supplemental financial measure to assess:

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

The computation of our adjusted EBITDA (a non-GAAP measure) from net income (loss), the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$186	$(21,546)	$7,286	$(19,301)
Depreciation and amortization (1)	4,609	4,579	14,107	12,125
Interest expense, net	4,380	4,196	13,057	12,367
Provision for income taxes	44	1,906	1,534	5,168
(Gain) loss on early extinguishment of debt (2)(3)	(3,014)	17,157	(3,014)	17,157
Change in fair value of notes payable to related parties – Former SAE stockholders (4)	—	—	—	5,094
Foreign exchange loss, net (5)	3,501	1,252	5,432	1,052
Nonrecurring expense (6)(7)	137	(115)	1,762	761
Adjusted EBITDA	$9,843	$7,429	$40,164	$34,423

(1)Depreciation and amortization expense was charged to the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of services	$4,474	$4,276	$13,668	$11,236
Selling, general and administrative expenses	135	303	439	889
Total depreciation and amortization	$4,609	$4,579	$14,107	$12,125

(2)
The privately-negotiated agreement dated August 26, 2015 with certain funds managed by Fidelity Management & Research Company to exchange $10,000 principal amount of Notes for 2,366,307 shares of our common stock resulted in a gain on early extinguishment of debt of $3,014 in the three and nine months ended September 30, 2015. The gain consisted of the difference between the principal amount of the Exchanged Notes less the fair value of the Exchanged Stock, reduced by the Exchanged Notes prorata portion of the Notes unamortized deferred loan issuance costs on the closing date of $343 and legal fees of $41.

(3)
The repayment and termination of the 2012 Credit Agreement on July 2, 2014 resulted in a $17,157 charge to loss on early extinguishment of debt in the three and nine month periods ended September 30, 2014. The charge consisted of prepayment penalties of $8,877, write-off of unamortized loan discount and issuance costs totaling $7,983, and legal fees of $297.

(4)
The notes payable to Former SAE stockholders were recorded at fair value as discussed in Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. All amounts outstanding under the notes payable to Former SAE stockholders were repaid on July 2, 2014 from proceeds of the issuance of the senior secured notes and the promissory note was cancelled.

(5)	Foreign exchange loss, net includes the effect of both realized and unrealized foreign exchange transactions.

(6)	Nonrecurring expenses in 2015 primarily consist of severance payments incurred in our Peru, Colombia, Canada, Alaska and corporate locations.

(7)
Nonrecurring expenses in 2014 primarily consist of the settlement of disputed fees with a former financial advisor to the Corporation in the amount of $657. During the three months ended September 30, 2014, legal expenses of $120 were reclassified to loss on early extinguishment of debt.

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

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance does not specifically address, and therefore does not affect, the balance sheet presentation of debt issuance costs for revolving debt arrangements. The new guidance is effective for financial statements issued in fiscal years beginning after December 15, 2015, and will be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. Upon adoption of the new guidance, we will report our unamortized deferred loan issuance costs on the senior secured notes as a reduction of the associated debt liability rather than as assets, resulting in an equal reduction in our total assets and total liabilities compared to the prior presentation. The amount of deferred loan issuance costs on the senior secured notes, net of amortization, was $4,683 and $6,022 at September 30, 2015 and December 31, 2014, respectively. The adoption of the new guidance will have no effect on our stockholders' deficit, results of operations, or cash flows.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Brent Whiteley
Chief Financial Officer, General
Counsel and Secretary (Duly
Authorized Officer and Principal
Financial Officer)

Date: November 5, 2015

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date

2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the Registrant., Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Registrant, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	May 28, 2013

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	June 28, 2013

3.2	Amended and Restated Bylaws.	By Reference	8-K	June 28, 2013

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Specimen Warrant Certificate.	By Reference	8-K	June 28, 2013

4.3	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.4	Amendment to Warrant Agreement dated June 24, 2013, by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	June 28, 2013

4.5	Indenture, dated July 2, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and noteholder collateral agent.	By Reference	8-K	July 9, 2014

4.6	10.000% Senior Secured Notes due 2019 dated June 19, 2015.	By Reference	10-Q	August 7, 2015

4.7	Notation of Guarantee executed June 19, 2015, among the Company, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, and NES, LLC.	By Reference	10-Q	August 7, 2015

10.1
Exchange Agreement by and among SAExploration Holdings, Inc., Fidelity Securities Fund: Fidelity Leveraged Company Stock Fund and Fidelity Advisor Series I: Fidelity Advisor Leveraged Company Stock Fund dated August 26, 2015.
		By Reference	8-K	August 27, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

Exhibit No.	Description	Included	Form	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the nine months ended September 30, 2015, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.
Herewith