Form 10-K
period 2015-12-31
SAExploration Holdings, Inc.
filed 2016-03-15
CIK 1514732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-35471
SAExploration Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-4867100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1160 Dairy Ashford Rd., Suite 160, Houston, Texas	77079
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (281) 258-4400
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 Par Value	The NASDAQ Global Market
(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter was $19,957,245, calculated by reference to the closing price of $3.40 for the registrant’s common stock on The Nasdaq Global Market on that date.
Number of shares of Common Stock, $0.0001 par value, outstanding as of March 9, 2016: 17,451,353
 DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 2016 Annual Meeting of Stockholders -- Referenced in Part III of this Report

i

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
Factors that could cause actual results to vary materially from our expectations include the following:

•	fluctuations in the levels of exploration and development activity in the oil and gas industry;

•	intense industry competition;

•	limited number of customers;

•	credit and delayed payment risks related to our customers;

•	the availability of capital resources;

•	changes in the Alaskan oil and natural gas exploration tax credit system that may significantly affect the level of Alaskan exploration spending;

•	need to manage rapid growth and contraction of our business;

•	delays, reductions or cancellations of service contracts;

•	operational disruptions due to seasonality, weather and other external factors;

•	crew availability and productivity;

•	whether we enter into turnkey or term contracts;

•	high fixed costs of operations;

•	substantial international business exposing us to currency fluctuations and global factors, including economic, political and military uncertainties;

•	ability to retain key executives; and

•	need to comply with diverse and complex laws and regulations.
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

PART I

ITEM 1. Business.

Overview

SAExploration Holdings, Inc. and its Subsidiaries (collectively, the “Corporation”, "we", or "our") is an internationally-focused oilfield services company offering a full range of vertically-integrated seismic data acquisition and logistical support services in Alaska, Canada, South America, and Southeast Asia to our customers in the oil and natural gas industry. In addition to the acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data on land, in transition zones between land and water, and offshore in depths reaching 3,000 meters, we offer a full-suite of logistical support and in-field data processing services. We operate crews around the world that are supported by over 29,500 owned land and marine channels of seismic data acquisition equipment and other leased equipment as needed to complete particular projects. Seismic data is used by our customers, including major integrated oil companies, national oil companies and independent oil and gas exploration and production companies, to identify and analyze drilling prospects and maximize successful drilling. The results of the seismic surveys we conduct belong to our customers and are proprietary in nature; we do not acquire data for our own account or for future sale or maintain multi-client data libraries.

We specialize in the acquisition of seismic data in logistically complex and challenging environments and delicate ecosystems, including jungle, mountain, arctic and subaquatic terrains. We have extensive experience in deploying personnel and equipment in remote locations, while maintaining a strong quality, health, safety and environmental ("QHSE") track record and building positive community relations in the locations where we operate. We employ highly specialized crews made up of personnel with the training and skills required to prepare for and execute each project and, over time, train and employ large numbers of people from the local communities where we conduct our surveys. Our personnel are equipped with the technology necessary to meet the specific needs of the particular project and to manage the challenges presented by sensitive environments.
We were initially incorporated in Delaware on February 2, 2011, under the name Trio Merger Corp. as a blank check company in order to serve as a vehicle for the acquisition of a target business. On June 24, 2013, we completed a business combination in which the entity formerly known as SAExploration Holdings, Inc. (“Former SAE”) merged into our wholly-owned subsidiary (the “Merger”), and we operate the business of Former SAE.

Our principal headquarters are located in Houston, Texas at 1160 Dairy Ashford Rd., Suite 160, Houston, Texas, 77079, Telephone: (281) 258-4400, and our web address is www.saexploration.com. We do not intend for information contained in our website to be a part of this report.
Our operations in our various geographic locations are conducted through our subsidiary SAExploration, Inc. and its wholly-owned subsidiaries and branch offices in the United States (primarily Alaska), Canada, Peru, Colombia, Papua New Guinea, Brazil, Bolivia, Malaysia, and New Zealand. Pursuant to our 2014 proposed Foreign Subsidiary Reorganization, we transferred the assets used in our foreign branch operations as of December 31, 2014, to existing or new subsidiaries incorporated in the same jurisdictions in which the branches were located.  These transfers were made either as tax-free transactions or with minimal gains or losses recognized.

Seismic Data Acquisition Services

We provide a full range of seismic data acquisition services, including in-field data processing, and related logistics services. We currently provide our services on only a proprietary basis to our customers and the seismic data acquired is owned by our customers once acquired.
Our seismic data acquisition and logistics services include the following:

•	Program Design

•	Planning and Permitting

•	Camp Services

•	Survey

•	Drilling

•	Recording

•	Reclamation; and

•	In-field Data Processing
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
In areas like South America and Southeast Asia, logistical support needs to be in place to establish supply lines for remote jungle camps. To insure the quality of services delivered to these remote camps, we own ten supply and personnel river vessels to gain access to remote jungle areas. We also have five jungle camps and a series of 40 fly camps that act as advance camps from the main project camp. Each of these jungle base camps contains a full service medical facility complete with doctors and nurses in the remote chance any potential injuries need to be stabilized for medical transport. The camps are equipped with full meal kitchens held to high standards of cleanliness, sleeping and recreational quarters, power supply, communications links, air support, water purification systems, black water purification systems, offices, repair garages, fuel storage and many more support services.
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
In Alaska and Canada, the surveying and drilling crews are typically provided by third party contractors but are supervised by our personnel. In Alaska and Canada, our vibroseis source units consist of the latest source technology, including eight AHV IV 364 Commander Vibrators and six environmentally friendly IVI mini vibrators, complete with the latest Pelton DR electronics. In South America and Southeast Asia, we perform our own surveying and drilling, which is supported by up to 200 drilling units, including people-portable, low impact self-propelled walk behind, track-driven and heli-portable deployed drilling rigs. Our senior drilling staff has a combined work experience of over 50 years in some of the most challenging environments in the world. On most programs there are multiple survey and drilling crews that work at a coordinated pace to remain ahead of the data recording crews.
Recording. We use equipment capable of collecting 2D, 3D, time-lapse 4D and multi-component seismic data. We utilize vibrator energy sources or explosives depending on the nature of the program and measure the reflected signals with strategically placed sensors. Onshore, geophones are manually buried, or partially buried, to ensure good coupling with the surface and to reduce wind noise. Offshore, the reflected signals are recorded by either hydrophones towed behind a survey vessel or by geophones placed directly on the seabed. We increasingly employ ocean bottom nodes positioned by remote operated vehicles on the seafloor in our marine data acquisition operations. We have available over 29,500 owned land and marine seismic recording channels with the ability to access additional equipment, as needed, through rental or long-term leasing sources. All of our systems record equivalent seismic information but vary in the manner by which seismic data is transferred to the central recording unit, as well as their operational flexibility and channel count expandability. We utilize 11,500 channels of Sercel 428/408 equipment, 6,000 channels of Fairfield Land Nodal equipment, 2,000 units Fairfield Ocean Bottom Nodal equipment and 10,000 channels of Geospace GSX equipment.
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
In-field Data Processing. Our knowledgeable and experienced team provides our customers with superior quality in-field data processing. We believe that our strict quality control processes meet or surpass industry-established standards, including identifying and analyzing ambient noise, evaluating field parameters and employing obstacle-recovery strategies. Using the latest technology, our technical and field teams electronically manage customer data from the field to the processing office, minimizing time between field production and processing. All of the steps employed in our in-field data processing sequence are tailored to the particular customer project and objectives.
Industry Overview

Seismic technology is the primary tool used to locate oil and gas reserves, and it facilitates the development of complex reservoirs. Seismic data is used to pinpoint and determine the locations of subsurface features favorable for the accumulation of hydrocarbons, as well as define the make-up of the sedimentary rock layers and their corresponding fluids. Seismic data is acquired by introducing acoustic energy into the earth and water through controlled energy sources. Seismic energy sources can consist of truck-mounted vibration equipment in accessible terrain, explosives such as dynamite in more difficult terrain, or vessel-mounted air guns in shallow water and certain marsh environments. The sound waves created by explosives or vibration equipment are reflected back to the surface and collected by seismic sensors referred to as “geophones” or “hydrophones,” which measure ground and water displacement. One or more strategically positioned seismic sensors are connected to a recording channel which transmits the data to a central recording location. A typical project involves the use of thousands, and sometimes tens of thousands, of channels recording simultaneously over the survey area. In general, the higher the number of recording channels employed in a given survey, the richer the data set that is produced.

A seismic survey is acquired with a surface geometry grid of seismic energy sources and receivers extending over very large areas. The size of this grid varies with and depends on the size, depth and geophysical characteristics of the target to be imaged. The lines must be accurately positioned, so the location of each source and receiver point is obtained using either GPS, inertial, or conventional optical survey methods depending upon the vegetation and environment in the prospect area. Seismic receivers are deployed on the surface of the area being surveyed at regular intervals and patterns to measure, digitize and transmit reflected seismic energy to a set of specialized recording instruments. The transportation of cables, geophones and field recording equipment can be by truck, vessel or helicopter depending upon the terrain and environment within the area to be imaged.
Land seismic data acquisition. For land applications, geophones are buried, or partially buried, to ensure good coupling with the surface and to reduce wind noise. Burying geophones in the ground is a manual process and may involve anywhere from a few to more than 100 people depending on the size of the seismic crew and the terrain involved. Cables that connect the geophones to cabled recording systems may also be deployed manually or, in some cases, automatically from a vehicle depending on the terrain. The acoustic source for land seismic data acquisition is typically a fleet of large hydraulic vibrator trucks, but may also be explosives detonated in holes drilled for such purposes.
On a typical land seismic survey, the seismic recording crew is supported by a permitting and surveying crew along with a vibroseis and/or drilling crew. The permitting crew secures permission from the landowner and mineral owner or lease to gain access to the surface and subsurface rights to conduct the seismic program. The surveying crew lays out the receiver locations to be recorded and, in a survey using an explosive source, identifies the sites where the drilling crew creates the holes for the explosive charges that produce an acoustical impulse. In other surveys, a mechanical vibrating unit, such as a vibrator truck, is used as the seismic energy source. The seismic crew lays out the geophones and recording instruments, directs shooting operations and records the acoustical signal reflected from subsurface strata. The number of individuals on each crew is dependent upon the size and nature of the seismic survey.
Offshore seismic data acquisition. In marine surveys, air guns, which release high-pressure compressed air into the water column, are used as the acoustic energy source. For ocean bottom cable operations, an assembly of vertically oriented geophones and hydrophones connected by electrical wires typically is deployed on the sea floor to record and relay data to a seismic recording vessel. Increasingly, ocean bottom nodes positioned by remote operated vehicles are used in areas of obstructions (such as production platforms) or shallow water inaccessible to ships towing seismic streamers (such as submerged cables).
Transition zone seismic data acquisition. In the transition zone area where land and water come together, elements of both land data acquisition and offshore data acquisition are employed. Transition zone seismic data acquisition is similar to ocean bottom cable applications in that both hydrophones and geophones are lowered to the ocean floor. However, due to the shallow water depths, only small vessels and manual labor can be used to deploy and retrieve the cables. Additionally, the source vessels and acoustic source arrays must be configured to run in shallow water. In transition zone areas consisting of swamps and marshes, explosives must be used as an acoustic source in addition to air guns.
Two-dimensional, or 2D, seismic data is recorded using single lines of receivers crossing the earth’s surface, and, once processed, results in only a profile image of the earth, and the data is generally used only to identify gross structural features. Prior to 1980, all seismic data acquired was 2D, and 2D surveys are still widely employed in locations previously unexplored by E&P companies to provide preliminary data for broad-scale exploration evaluation. Three-dimensional, or 3D, seismic data surveys have proven more effective in providing detailed views of subsurface structures.
The increased use of 3D seismic data by the oil and natural gas industry in the 1980s helped drive significant increases in drilling success rates as better data quality allowed operators to optimize well locations and results. Today, the vast majority of seismic data acquired in North America is 3D, of which high density 3D is a growing component.
More recently, the seismic industry has seen the development of four-dimensional, or 4D, imaging technology, also known as time-lapse seismic. 4D seismic data incorporates numerous 3D seismic surveys over the same reservoir at specified intervals of time and can help determine changes in flow, pressure and saturation. As hydrocarbons are depleted from a field, the pressure and composition of the fluids may change. By scanning a reservoir over a given period of time, the flow of the hydrocarbons within can be traced and better understood. In addition, 4D seismic data can help geologists understand how a reservoir reacts to gas injection or water flooding and can help locate untapped pockets of oil or natural gas within the reservoir.
In conventional 3D seismic surveys, only the primary wave, or P-wave, is acquired. P-wave reflection cannot always image fluid saturated zones properly. Multi-component seismic data acquisition captures the seismic wave field more completely than conventional P-wave techniques. In multi-component acquisition, multiple sets of data are received at each receiver, P-wave and two measurements (X, Y) of the shear wave, or S-wave. Information obtained from the S-wave passing through a fluid-saturated medium provides a better interpretation of the reservoir structure. Evaluating P- and S-wave data together provides additional information to reduce uncertainty in prospect evaluation.
Once seismic data is acquired, complex mathematical algorithms are used to transform the data into 2D profiles, 3D volumes of the earth’s subsurface or 4D time-lapse seismic data. These images are then interpreted by geophysicists and geologists for use by oil and natural gas companies in evaluating prospective areas, designing drilling programs, selecting drilling sites and managing producing reservoirs.

Markets and Trends

North America

The North American market has historically been a stable and sustainable market for 3D seismic data acquisition. Use of 3D technology is the norm in the United States and Canada as international oil companies seek to maximize the efficiency of their reservoirs and reduce exploration risk.
We expanded into North America in 2011 through our acquisitions of Datum Exploration Ltd. in Canada and Northern Exploration Services in Alaska. With each of those acquisitions, we brought on board personnel with extensive operations experience in each location. Our operations in the North American market are consistent with our strategy to help increase our equipment utilization rates, while concurrently increasing margins, by balancing growth in North and South America, which have complementary operating seasons. While this model continues to be a viable operating model, the recent market downturn has created significant pressure on competitive cost structures and pricing. This trend is expected to continue as long as commodity prices remain low.
South America
The economies in South American countries continue to expand and develop, demanding significantly more energy to fuel their growth. As the political environments stabilize, oil companies are increasing operations in the market and are seeking experienced seismic service providers with complex environment know-how, strong QHSE records and excellent relations with local communities to satisfy their exploration needs.
We have maintained operations in South America since 2006 while further growing our presence in Bolivia, Brazil, Colombia, and Peru.
Southeast Asia
Exploration activities in Southeast Asia have declined recently with lower commodity prices but there is a steady demand for energy in the region. In 2010, we entered the Southeast Asian market by commencing operations in Papua New Guinea for one of our major long-time customers. We have expanded our operations in Southeast Asia into New Zealand and shallow-water marine work in Malaysia. During 2013, we also opened an office in Malaysia to pursue significant opportunities within the region.
Strengths

Full service logistics provider. A majority of our revenues is earned through high-margin logistics-related activities performed in-house. Unlike many other seismic data acquisition companies, we focus on providing a complete service and logistical solutions package, especially in our international operations, which allows efficient movement into remote areas. This provides us with opportunities to capture a larger portion of the revenues associated with each project and gives us what we believe to be a strategic advantage over our competitors, who generally outsource logistics services to multiple third parties. Usually we are the first point of contact with the local communities, and we believe having contact with these communities from initiation of the project through the seismic phase and demonstrating our commitment to QHSE forms relationships that benefit us and our customers over the longer term. Additionally, our logistical expertise can be a value proposition in price negotiations with our customers, allowing us to maintain higher margins in certain regions of the world, particularly in the more remote areas and challenging environments.
International platform. We operate in numerous regions around the world and continue to maintain our market share in those markets. Our experience includes projects in Alaska, Canada, Bolivia, Brazil, Colombia, Peru, Malaysia, Papua New Guinea and New Zealand. We maintain a local presence in many of these areas. As the majority of our operations are focused in locations previously unexplored by E&P companies, the first projects in those areas tend to be for the acquisition of 2D data for preliminary, broad-scale exploration evaluation. That initial acquisition often leads to further work, as the 2D data is used to determine the location and design of additional 3D and 4D surveys, which are then used for more detailed analysis to maximize actual drilling potential and success. Typically once we are hired for a project, we tend to get follow-on surveys due to our familiarity with the customer, the local communities and the project. The international platform also enables us to expand and contract in various regions around the world to match the changes in demand in certain regions as driven by commodity prices, economic factors and energy consumption in the local markets.
Extensive experience in challenging environments. We specialize in seismic data acquisition services in logistically challenging environments on land, in transition zones and in water. We believe that our extensive experience operating in such complex locations, including our expertise in logistics management and deploying personnel and equipment customized for the applicable environment, provides us with a significant competitive advantage. Many of the areas of the world where we work have limited seasons for seismic data acquisition, requiring high utilization of key personnel and redeployment of equipment from one part of the world to another. Most of our remote area camps, drills and support equipment are easily containerized for transport to locations anywhere in the world. As a result, if conditions deteriorate in a current location or demand rises in another location, we are able to quickly redeploy our crews and equipment to other parts of the world. We have a logistical support department that works with management to keep our equipment strategically located in areas of high utilization.
Strong local relationships and stringent QHSE processes. E&P companies seek experienced seismic service providers with complex environment know-how, strong QHSE records and excellent relations with local communities to satisfy their seismic needs. Our highly trained and qualified QHSE team has extensive experience working in diverse ecosystems and complex cultural environments. We believe this experience allows us to deliver high quality data and efficient operations through systems and processes designed to minimize health and safety risk and overall community and environmental impact. We believe that our strong local relationships, QHSE track record and our history of successful reclamation programs facilitate negotiating permits and other seismic data acquisition rights on behalf of our customers.
Cash flow generation supported by backlog and competitive bids. As of December 31, 2015, we had approximately $200 million of backlog under contract, in addition to approximately $283 million of bids outstanding, with minimal additional growth capex required. We believe our backlog results in longer visibility to future cash flows relative to our peers. Such visibility is also evidenced by our strong number of bids outstanding. Our key operations outside of North America are generally in countries with strict concession leasing requirements, resulting in clients planning seismic shoots well in advance of the capital being spent. Additionally, the short duration of operating seasons, especially in Alaska, leads to more advanced planning which in turn results in a more accurate cash flow forecast. Non-North American seismic shoots are also less susceptible to cancellation due to the long-term nature of very expensive development programs compared to more volatile, commodity-price driven shorter-term projects typical of North America.

Strong relationships with blue chip customer base. Members of our management team have long-standing relationships often extending over 30 years with many of the largest oil and gas companies in the world. Our global operating footprint allows us to leverage those relationships throughout the world, and we believe our prior performance for those customers enhances our ability to obtain new business from existing and past customers.
Experienced management team with significant operational experience and ownership stake. We believe the experience, knowledge base and relationships that our management team has built over the years enhance our operating and marketing capabilities and underlie our strong reputation in the industry. In fact, we believe the operating expertise of our management team frequently leads to winning bids for new business. Virtually every member of our management team has technological and first-hand experience of the seismic data acquisition industry stemming from years of field work. Our management team currently owns approximately one-third of our outstanding equity, which we believe provides a strong alignment of the interests of our executives with our company and our investors.
Strategy

We believe we have a strategic advantage over a substantial number of our competitors in the areas in which we operate because of our expertise in logistics and our ability to provide a complete solution in remote and complex areas.
We plan to build upon our competitive strengths to grow our business through the following strategies:

•
Maintain strict focus on contract work with key clients. We intend to continue to work on a fully contracted basis with major national and international oil and gas companies and capitalize on our long-term relationships with our customers. Unlike many of our competitors, we do not acquire data for our own use or maintain multi-client data libraries, which are either unfunded or partially funded speculative libraries, and involve significantly more risk and uncertainty. We seek to add value for our customers through a material reduction of the following risks:

•	Exploration risk-we deliver consistent high-quality seismic data utilizing the most advanced technology;

•	Data acquisition risk-we fulfill our promises regarding the timing, quality and scope of our services;

•	Reputation risk-we attract and retain highly skilled and experienced professionals who embody our strong focus on customer service, safety and environmental safeguards;

•
QHSE risk-we place the highest priority on the health and safety of our workforce, the protection of our assets, the environment and the communities where we conduct our work, and we strive for continual improvement in all QHSE aspects; and

•	Financial risk-we employ a higher proportion of turnkey contracts in our operations, which shift most of the business interruption risks onto us.

•
Provide full in-house logistics services. We intend to continue to focus on our logistics expertise, which, in addition to our seismic data acquisition abilities, allows us to provide a complete service package to our customers. We believe our vertical integration will continue to provide for efficient movement into remote areas as we further expand internationally, giving us a strategic advantage over our competitors. Many of the areas of the world where we work have limited seasons for seismic data acquisition, requiring high utilization of key personnel and redeployment of equipment from one part of the world to another. We believe that few of our competitors have a global reach that is similar to ours.

•
Focus on global diversification and capitalize on market positioning in emerging basins. We seek to maintain our market share in the markets in which we currently operate and continue our positioning into other emerging markets, such as worldwide ocean bottom seismic services, which we believe hold the highest degree of potential for opportunities during this downturn in the overall market. Emerging economies will likely continue to expand and develop, demanding significantly more energy to fuel their growth. As the political environments stabilize in many of those countries, oil and natural gas companies will likely increase operations in these markets. With our geographic expansion from providing services exclusively in South America to providing services in Alaska, Canada and Southeast Asia, we are able to achieve better utilization of our personnel and equipment through redeployment from off-season areas to in-season areas, helping to reduce some of the volatility in our financial performance.

•
Maintain local relationships and stringent QHSE processes as the foundation of all our projects. We plan to maintain our focus on strong community relations and QHSE standards. We believe our continued success in those areas can be leveraged to help us further maintain our market share in these emerging markets.

•
Continue higher utilization of turnkey contracts to capitalize on higher operating margins. Our contracts for proprietary seismic data acquisition services reflect a high proportion of turnkey contracts, which are fixed fee, compared to term contracts, which use a variable or day-rate fee basis. This provides us with the opportunity to maximize the advantage we have from being a full-service provider and the operational efficiencies created by our vertical integration. Our customers prefer turnkey contracts because they shift much of the business interruption risk onto us. We also increasingly use hybrid contracts where we may share with our customers a certain degree of the risks for certain business interruptions, such as weather, community relations and permitting delays, that are outside of our control.

We enable these strategies by continuing to pursue excellence in the following activities:

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
Seasonal Variation in Business
Seismic data acquisition services are performed outdoors and, consequently, are subject to weather and seasonality. Particularly in Alaska and Canada, the primary season for seismic data acquisition is during the winter, from approximately December to April, since much of the terrain for seismic data acquisition cannot be accessed until the ground has frozen. The weather conditions during this time of year can affect the timing and efficiency of operations. In addition, this prime season can be shortened by warmer weather conditions.
In South America and Southeast Asia, our operations are affected by the periods of heavy rain in the areas where seismic operations are conducted. Specifically, the jungle areas of Colombia, Bolivia and Peru are affected by heavy rain during certain parts of the year so we must either avoid taking projects during these time periods or limit the weather risk in a particular customer contract. Many of the heavy rain periods in South America, though, are during the high season for Alaska and Canada, and there are opportunities to maximize the utilization of equipment and personnel by moving them between these regions to take advantage of the different high seasons.
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
Contracts and Backlog

We conduct data acquisition services under master service agreements with our customers that set forth certain obligations of our customers and us. A supplemental agreement setting forth the terms of a specific project, which may be canceled by either party on short notice, is entered into for every data acquisition project. The supplemental agreements are either “turnkey” agreements that provide for a fixed fee to be paid to us for each unit of data acquired, or “term” agreements that provide for a fixed hourly, daily or monthly fee during the term of the project. Turnkey agreements generally mean more profit potential, but involve more risks due to potential crew downtimes or operational delays. Under term agreements, we are ensured a more consistent revenue stream with improved protection from crew downtime or operational delays, but with a decreased profit potential.
Our contracts for proprietary seismic data acquisition services reflect a high proportion of turnkey contracts, which is preferred by our customers because it shifts much of the business interruption risk onto us; however, it provides us with the greatest opportunity to maximize the advantage we have from being a full-service provider and the operational efficiencies created by our vertical integration. We attempt to negotiate on a project-by-project basis some level of weather downtime protection within the turnkey agreements and increasingly use hybrid contracts where we may share with our customers a certain degree of the risks for certain business interruptions, such as weather, community relations and permitting delays, that are outside of our control.
Our backlog estimates represent those projects for which a customer has executed a contract or signed a binding letter of award. Our backlog can vary significantly from time to time, particularly if the backlog is made up of multi-year contracts with some of our more significant customers. Backlog estimates are based on a number of assumptions and estimates including assumptions related to foreign exchange rates and proportionate performance of contracts. The realization of our backlog estimates is further affected by our performance under term rate contracts, as the early or late completion of a project under term rate contracts will generally result in decreased or increased, as the case may be, revenues derived from those projects. Contracts for services are also occasionally modified by mutual consent and often can be terminated for convenience by the customer. Because of potential changes in the scope or schedule of our customers’ projects, and the possibility of early termination of customer contracts, we cannot predict with certainty when or if our backlog will be realized. Material delays, payment defaults or cancellations on the underlying contracts could reduce the amount of backlog currently reported and, consequently, could inhibit the conversion of that backlog into revenues. In addition, worsening overall market conditions are likely to result in further reductions of backlog, which will impact our financial performance.

Customers

Our customers include national and international oil companies and independent oil and gas exploration and production companies. Our revenues are derived from a concentrated customer base; however, we are not substantially dependent on any one customer. Based on the nature of our contracts and customer projects, our significant customers can and typically do change from year to year and the largest customers in any one year may not be indicative of the largest customers in the future. During the year ended December 31, 2015, we had four customers, Alaskan Seismic Ventures, Repsol, Prosper Energy Systems Group Sdn Bhd (Malaysia), and BP Exploration, that individually exceeded 10% of our consolidated revenue and represented 77% of consolidated revenue for the period. During the year ended December 31, 2014, we had two customers, Repsol and Pluspetrol, that individually exceeded 10% of our consolidated revenue and represented 47% of our consolidated revenue for the period.

Competition

The acquisition of seismic data for the oil and gas industry is a highly competitive business. Factors such as price, experience, asset availability and capacity, technological expertise and reputation for dependability and safety of a crew significantly affect a potential customer’s decision to award a contract to us or one of our competitors. In addition, the recent excess supply and downturn in commodity prices has decreased demand for seismic services, further intensifying the competitive landscape and causing further pressure on pricing and margins.
Our competitors include much larger companies with greater financial resources, more available equipment and more crews, as well as companies of comparable and smaller sizes. Our primary competitors are Compagnie Générale de Géophysique (CGG), Geokinetics, Inc., Global Geophysical Services, Inc., BGP, Inc. and Dawson Geophysical Company. In addition to those companies, we also compete for projects from time to time with smaller seismic companies that operate in local markets.
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
Equipment Purchases and Capital Expenditures

Our focus on providing leading edge technology will be at the forefront of our capital expenditure plans in the coming years, which investments will continue to strengthen our position and growth in the global oil and natural gas exploration services market. Focusing on current worldwide oil and natural gas markets, we will continue to employ and expand our wireless equipment on a worldwide basis while maintaining the ability to provide services to the still existing cable markets. Our capital purchases have and will allow us to take advantage of all aspects of the geophysical exploration services market, ranging from land, marine and transition zone data acquisition; 2D, 3D, 4D and multi-component data acquisition; use of different methods to acquire data such as using vibroseis (vibrating) and impulsive sources; as well as vertical seismic profiling and reservoir monitoring. Investments in expanding further into our South America and Southeast Asia markets will also focus upon surveying, drilling and base camp operations. However, given the state of the industry and the significant reduction in oil and gas activity, we believe any significant investment in capital expenditures, particularly in large equipment purchases, is highly unlikely on our part until we see a consistent and sustainable recovery throughout the broader market.
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
During 2015, we made capital expenditures of approximately $6.4 million, which included purchases of data processing software and equipment and the remaining cash payments for our purchase in 2014 of non-seismic recording equipment necessary to outfit a second crew on the North Slope in Alaska. During 2014, we made capital expenditures of approximately $28.2 million, which included purchases of non-seismic recording equipment necessary to outfit a second crew on the North Slope in Alaska and to acquire other seismic acquisition and logistics equipment. Under our business model, capital expenditures will be kept at minimum levels other than very low maintenance expenditures until we see improvement in the overall oil and natural gas market.

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
Employees and Subcontractors

As of February 29, 2016, we had 2,218 employees, 307 of whom were located in the United States. From time to time and on an as-needed basis, we supplement our regular workforce with individuals that we hire temporarily or as independent contractors in order to meet certain business needs. Our U.S. employees are not represented by any collective bargaining agreement, and we believe that our employee relations are good.
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

Risks Relating to Our Business and Industry

Our business largely depends on the levels of exploration and development activity in the oil and natural gas industry, a historically cyclical industry. A decrease in this activity caused by low oil and natural gas prices, increased supply, and reduced demand, such has occurred recently, has had an adverse effect on our business, liquidity and results of operations.

Demand for our services depends upon the level of spending by oil and natural gas companies for exploration, production, development and field management activities, which depend, in part, on oil and natural gas supplies and prices. The markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future. In addition to the market prices of oil and natural gas, our customers’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control. A decline in oil and natural gas exploration activities and commodity prices, as has occurred recently, has adversely affected the demand for our services and our results of operations.

Factors affecting the prices of oil and natural gas and our customers’ desire to explore, develop and produce include:

•	the level of supply and demand for oil and natural gas;

•	expectations about future prices for oil and natural gas;

•	the worldwide political, military and economic conditions;

•	the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices for oil;

•	the rate of discovery of new oil and natural gas reserves and the decline of existing oil and natural gas reserves;

•	the cost of exploring for, developing and producing oil and natural gas;

•	the ability of exploration and production companies to generate funds or otherwise obtain capital for exploration, development and production operations;

•	technological advances affecting energy exploration, production and consumption;

•
government policies, including environmental regulations and tax policies, regarding the exploration for, production and development of oil and natural gas reserves, the use of fossil fuels and alternative energy sources and climate change;

•	weather conditions, including large-scale weather events such as hurricanes that affect oil and natural gas operations over a wide area or affect prices; and

•	changes in the Alaskan oil and gas tax credit system which may significantly affect the level of exploration spending within Alaska.
Over the last eighteen months, oil prices have declined significantly due in large part to increasing supplies, weakening demand growth, OPEC's and other oil and gas producing countries' position to not cut production and the lifting of sanctions against Iran. The weakening economic outlook for non-U.S. oil demand, especially in China and Europe, has put more downward pressure on prices. Thus, the price for crude oil has decreased significantly beginning in the third quarter of 2014.

As a result of recent decreases in crude oil prices, many E&P companies have announced that they are reducing their capital expenditures, which has resulted in diminished demand for our services and products and could cause downward pressure on the prices we charge or the level of work we do for our customers.

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

We are subject to significant fixed operating costs, which primarily consist of depreciation and maintenance expenses associated with our equipment, certain crew costs and interest expense under our senior secured notes. Extended periods of significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays or other causes could negatively affect our results and have a material adverse effect on our financial condition and results of operations because we will not be able to reduce our fixed costs as fast as revenues decline.

Our results of operations could be adversely affected by asset impairments.

We periodically review our portfolio of equipment for impairment. A prolonged downturn could affect the carrying value of our equipment or other assets and require us to recognize a loss. We may be required to write down the value of our equipment if the present value of future cash flows anticipated to be generated from the related equipment falls below net book value. A decline in oil and natural gas prices, if sustained, can result in future impairments. Because the impairment of long-lived assets or goodwill would be recorded as an operating expense, such a write-down would negatively affect our net income and may result in a breach of certain of our financial covenants under the credit and security agreement with Wells Fargo Bank, N.A., which provides for our $20 million asset-based credit facility.

Our working capital needs are difficult to forecast and may vary significantly, which could cause liquidity issues and require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all.

Our working capital needs are difficult to predict with certainty. Our available cash varies in material respects as a result of, among other things, the timing of our projects, our customers’ budgetary cycles and our receipt of payment. Our working capital requirements may continue to increase, due to contraction in our business or expansion of infrastructure that may be required to keep pace with technological advances. In order to remain competitive, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. In addition, some of our larger projects require significant upfront costs. We therefore may be subject to significant and rapid increases in our working capital needs that could require us to seek additional financing sources. While we have a revolving line of credit, restrictions in our debt agreements may impair our ability to obtain other sources of financing, and access to additional sources of financing may not be available on terms acceptable to us, or at all.
Our cash flows may be influenced by the availability of State of Alaska exploration tax credits and our client’s or our ability to quickly monetize such tax credits. The expiration, elimination, reduction, or inability to quickly monetize such tax credits will have a material adverse effect on our liquidity and financial position.

The State of Alaska currently offers two types of exploration tax credits (“Tax Credits”) which can be used to offset certain eligible costs related to the acquisition of seismic data that we generate. From time to time we may have accounts receivable due from customers in Alaska where the timing and amount of payment to us may be dependent upon when the customer can monetize the Tax Credits or receive the certificate from the State of Alaska. Our Alaskan customers manage the Tax Credit process, which includes filing an application, undergoing an audit and receiving a Tax Credit certificate for the permitted amount. By statute 40% of the value of the application for Tax Credits must be processed within 120 days of the filing and the remainder must be processed within 180 days after June 30 of the year earned; however, the ultimate disposition and timing of the process of the issuance of a Tax Credit certificate is outside our control. Typically applicants have been able to quickly monetize Tax Credits before the issuance of the certificates and remit prompt payment to us by securing a loan from a financial institution secured by the Tax Credits. While issuance of the Tax Credit certificate is required by law, depressed oil and gas prices and uncertainty about the timing of reimbursement from the State of Alaska currently seem to be adversely affecting the ability to quickly monetize Tax Credits. If our customer is unable to monetize the Tax Credits, they may assign the Tax Credits to us, but we must then wait for the certif icates to be issued or monetize the Tax Credits ourselves. This could adversely affect our liquidity and financial position. Without monetization of some of the Tax Credits or some other action to improve cash flow, we may face significant cash flow difficulties until the Tax Credits can be monetized or the certificates issued.

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

Our backlog estimates represent those projects for which a customer has executed a contract or signed a binding letter of award. Our backlog can vary significantly from time to time, particularly if the backlog is made up of multi-year contracts with some of our more significant customers. Backlog estimates are based on a number of assumptions and estimates including assumptions related to foreign exchange rates and proportionate performance of contracts. The realization of our backlog estimates is further affected by our performance under term rate contracts, as the early or late completion of a project under term rate contracts will generally result in decreased or increased, as the case may be, revenues derived from those projects. Contracts for services are also occasionally modified by mutual consent and often can be terminated for convenience by the customer. Because of potential changes in the scope or schedule of our customers’ projects, and the possibility of early termination of customer contracts, we cannot predict with certainty when or if our backlog will be realized. Material delays, payment defaults or cancellations on the underlying contracts could reduce the amount of backlog currently reported and, consequently, could inhibit the conversion of that backlog into revenues. In addition, worsening overall market conditions could result in further reductions of backlog which will impact our financial performance.
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

We derive our revenues from a concentrated customer base in the international oil and natural gas industry, however, we are not substantially dependent on any one customer. Our largest customers can and typically do change from year to year and our largest customers in any one year may not be indicative of our largest customers in the future. During the year ended December 31, 2015, four customers aggregated 77% of our consolidated revenue for the period, with our most significant customer representing 37% of our consolidated revenue for the period. During the year ended December 31, 2014, two other customers aggregated 47% of our consolidated revenue for the period, with our most significant customer representing 34% of our consolidated revenue for the period. Many of our customer contracts may be terminated at any time for convenience. If any of our customers were to terminate their contract with us on a large project or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties or for any other reason, and we were not able to replace their business with business from other customers, our business, financial condition and results of operations could be materially and adversely affected.

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

Our operations outside of North America accounted for approximately 24% of our consolidated revenue in 2015 and 67% of our consolidated revenue in 2014. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, and especially those operating in emerging markets. As we continue to increase our presence in those countries, our operations will continue to encounter the following risks, among others:

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
Hydraulic fracturing is an important and commonly used process in the completion of oil and natural gas wells. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate oil and natural gas production. Due to public concerns raised regarding potential impacts of hydraulic fracturing, legislative and regulatory efforts at the federal level and in some states have been initiated to require or make more stringent the permitting, reporting and compliance requirements for hydraulic fracturing operations. These legislative and regulatory initiatives imposing additional reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult or costly to complete oil and natural gas wells. Shale gas and shale oil cannot be economically produced without extensive fracturing. In the event such initiatives are successful, demand for our seismic acquisition services may be adversely affected.
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

Changes to U.S. or foreign tax laws could impact the tax treatment of our foreign earnings. Due to the scope of our international business operations, any changes in the U.S. or foreign taxation of these operations may increase our worldwide effective tax rate and adversely affect our financial condition and operating results. The international scope of our operations and our corporate and financing structure may expose us to potentially adverse tax consequences. We are subject to taxation in and to the tax laws and regulations of multiple jurisdictions as a result of the international scope of our operations and our corporate and financing structure. We are also subject to intercompany pricing laws, including those relating to the flow of funds between our companies. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation of these laws or regulations in any applicable jurisdiction, could have a material adverse effect on our business, financial condition and results of operations. In addition, the tax authorities in any applicable jurisdiction, including the United States, may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions, including the tax treatment or characterization of our indebtedness, intercompany loans and guarantees. If any applicable tax authorities, including the U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could result in the disallowance of deductions and the imposition of tax withholding.

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

If we do not manage growth and contractions in our business effectively, our results of operations could be adversely affected.

Historically, we have experienced significant growth. Growth has placed significant demands on our personnel, management, infrastructure and support mechanisms and other resources. We must continue to improve our operational, financial, management, legal compliance and information systems to keep pace with the growth of and contractions in our business. We may also expand through the strategic acquisition of companies and assets. We must plan and manage any acquisitions effectively to achieve revenue growth and maintain profitability in our evolving market. If we fail to manage growth and contractions in our business effectively, our ability to provide services could be adversely affected, which could negatively affect our operating results.

The requirements of being a public company increase our operating expenses and divert management’s attention.

As a public company, we are subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations. Compliance with these rules and regulations require us to incur significant additional legal, accounting and other expenses that we would not incur if we were not a public company.

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

Because we are a smaller reporting company, to date our independent auditor has not been required to issue an attestation report regarding our internal control over financial reporting in the annual reports on Form 10-K that we file with the SEC, and we have been subject to scaled disclosure requirements. We will remain a smaller reporting company as long as the market value of our securities held by non-affiliates is below $75 million, as of the end of our second fiscal quarter each year. If we cease to be a smaller reporting company, our expenses will further increase and additional time will be required of our management to comply with those additional requirements.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our financial obligations.

As of December 31, 2015, we had $148.1 million of total debt outstanding (including $140.0 million of our senior secured notes, $7.9 million of borrowings under our Revolving Credit Facility and $170 thousand of existing capital leases). Our high level of indebtedness could have significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

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

On June 24, 2013, we completed the Merger with Former SAE. Former SAE was not a public reporting company and had limited accounting personnel and systems to adequately execute accounting processes and limited other supervisory resources with which to address internal control over financial reporting, especially in its early years. We and our independent registered public accounting firm identified material weaknesses during the preparation of our financial statements as of and for the year ended December 31, 2013 and quarterly periods within 2013 that resulted in restatements of the first and second quarterly periods within 2013. During 2014 we took substantial steps in improving and fortifying our internal controls and remediated the material weaknesses in internal control over financial reporting identified in 2013. While these measures correct the material weaknesses identified by us or our independent public accounting firm, we cannot assure that there will not be other material weaknesses that we or our independent registered public accounting firm will identify. If additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize, and report financial information timely and accurately.
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

We entered into a registration rights agreement at the closing of the Merger with CLCH, LLC (“CLCH”), which became an “affiliate” of ours as a result of the issuance of shares of our common stock in the Merger. Under the registration rights agreement, CLCH is entitled to demand that we register the shares issued to it in the Merger under the Securities Act of 1933, as amended (the “Securities Act”). In addition, CLCH has certain “piggy-back” registration rights with respect to certain registration statements filed subsequent to consummation of the Merger. Furthermore, the Former SAE common stockholders, including CLCH and any other Former SAE common stockholder who may be deemed an “affiliate” of ours, may sell shares of our common stock pursuant to Rule 144 under the Securities Act, if available, rather than under a registration statement. In these cases, the resales must meet the criteria and conform to the requirements of that rule.
With the expiration of the applicable lock-up periods, and upon effectiveness of any registration statement we may file pursuant to the registration rights agreement or upon satisfaction of the requirements of Rule 144 under the Securities Act, the Former SAE common stockholders may sell large amounts of our common stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our stock.

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
We are not currently in compliance with the NASDAQ Global Select Market minimum public float requirement of $15 million. If our common stock is delisted, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.

Our common stock is currently listed on the NASDAQ Global Select Market (“NASDAQ”). Continued listing of a security on NASDAQ is conditioned upon compliance with various continued listing standards. On February 3, 2016, we received a letter from NASDAQ (the “Notice”) notifying us that, for the last 30 consecutive business days, we had not met the $15 million minimum market value of publicly held shares continued listing standard as required by NASDAQ Listing Rule 5450(b)(3)(C). As provided in the NASDAQ rules, we have 180 calendar days, or until August 1, 2016, to regain compliance. To regain compliance, the market value of our publicly held shares must be $15 million or more for a minimum of ten consecutive business days at any time prior to August 1, 2016.

If we have not regained compliance with such standard prior to August 1, 2016, we will consider whether to apply to transfer our common stock to the NASDAQ Capital Market. The ability to transfer to the NASDAQ Capital Market would be dependent upon our meeting the applicable listing requirements for that exchange, which we currently do not. If we are eligible to, and decide to, transition to the NASDAQ Capital Market, the transition would not impact our obligation to file periodic reports and other reports with the Securities and Exchange Commission under applicable federal securities laws. If we do not transfer our securities to the NASDAQ Capital Market or regain compliance with Rule 5450(b)(3)(C) by August 1, 2016, the NASDAQ staff will issue a notice that our securities are subject to delisting. We would then have the right to appeal the decision to a NASDAQ Listing Qualifications Panel. We have not yet determined what other actions we may pursue to regain compliance with the above NASDAQ continued listing requirement, and there can be no assurance that we will be able to regain compliance with such requirement.

If our common stock were to be delisted from NASDAQ, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading would likely reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. If our common stock is delisted from NASDAQ and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock. As a result, the ability of our stockholders to resell their shares of common stock, and the price at which they could sell their shares, could be adversely affected. The delisting of our stock from NASDAQ would also make it more difficult for us to raise additional capital.

ITEM 2. Properties.

Properties

We lease all of the facilities used in our operations. Our principal facilities are summarized in the table below.

Location	Square Footage	Purpose
Houston, Texas, U.S.A.	13,449	Executive offices
Calgary, Alberta, Canada	11,344	Executive offices
Calgary, Alberta, Canada	12,335	Warehouse
Anchorage, Alaska, U.S.A.	4,800	Field Office
Anchorage, Alaska, U.S.A.	7,524	Warehouse
Lima, Peru	3,300	Field Office
Lima, Peru	15,919	Warehouse
Iquitos, Peru	31,000	Warehouse
Bogotá, Colombia	4,639	Field Office
Bogotá, Colombia	13,271	Warehouse
Santa Cruz, Bolivia	2,153	Field Office
Santa Cruz, Bolivia	28,000	Warehouse
Rio de Janeiro, Brazil	2,153	Field Office
Bahia, Brazil	4,500	Warehouse
Kuala Lumpur, Malaysia	2,600	Field Office

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price of Common Stock and Warrants

Our common stock is traded on the Nasdaq Global Market under the symbol “SAEX,” and our warrants are quoted on the Over-the-Counter Bulletin Board under the symbol “SAEXW.” While our common stock continues to trade on the Nasdaq Global Market, we received a deficiency notice stating that we had not met the $15 million minimum market value of publicly held shares continued listing standard. We have until August 1, 2016 to regain compliance.

The following table sets forth the high and low sales prices for the common stock and bid prices for the warrants for the periods indicated:

	Common Stock		Warrants
	High	Low	High	Low
Fiscal 2015:
Fourth Quarter	$2.04	$1.97	$0.07	$0.07
Third Quarter	$2.65	$2.60	$0.10	$0.08
Second Quarter	$3.40	$3.40	$0.12	$0.12
First Quarter	$3.92	$3.23	$0.20	$0.20
Fiscal 2014:
Fourth Quarter	$8.26	$3.20	$0.62	$0.15
Third Quarter	$9.13	$8.15	$0.78	$0.54
Second Quarter	$9.80	$7.95	$1.38	$0.65
First Quarter	$9.98	$7.80	$1.25	$0.78

Holders

As of March 9, 2016, there were 66 holders of record of our common stock and two holders of record of our warrants. We believe there are more than 425 beneficial owners of our common stock and approximately five beneficial owners of our warrants.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	459,056	$2.17	463,054
Equity compensation plans not approved by security holders	—	—	—
Total	459,056	$2.17	463,054

For a description of the material features of our equity compensation plans, see Note 12 of “Notes to Consolidated Financial Statements.”

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

Introduction

We are an internationally-focused oilfield services company offering a full range of vertically-integrated seismic data acquisition and logistical support services in Alaska, Canada, South America and Southeast Asia to our customers in the oil and natural gas industry. We were initially formed on February 2, 2011 as a blank check company in order to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more business entities. On June 24, 2013, our wholly-owned subsidiary completed the Merger with Former SAE, at which time the business of Former SAE became our business.

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
Overview of our Business

Our services include the acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data on land, in transition zones between land and water, and offshore in depths reaching 3,000 meters. In addition, we offer a full suite of logistical support and in-field data processing services. Our customers include major integrated oil companies, national oil companies and independent oil and gas exploration and production companies. Our services are primarily used by our customers to identify and analyze drilling prospects and to maximize successful drilling, making demand for such services dependent upon the level of customer spending on exploration, production, development and field management activities, which is influenced by the fluctuation in oil and natural gas commodity prices. Demand for our services is also impacted by long-term supply concerns based on significant increases in production, national oil policies and other country-specific economic and geopolitical conditions. We have expertise in logistics and focus upon providing a complete service package, particularly in our international operations, which allows efficient movement into remote areas, giving us what we believe to be a strategic advantage over our competitors. Many of the areas of the world where we work have limited seasons for seismic data acquisition, requiring high utilization of key personnel and redeployment of equipment from one part of the world to another. All of our remote area camps, drills and support equipment are easily containerized and made for easy transport to locations anywhere in the world. As a result, if conditions deteriorate in a current location or demand rises in another location, we are able to quickly redeploy our crews and equipment to other parts of the world. By contrast, we tend to subcontract out more of our services in North America than in other regions, and our North American revenues tend to be more dependent upon data acquisition services rather than our full line of services.
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
Key Accomplishments

Despite a recent contraction in our business due to the deteriorating oil and natural gas industry, since inception, we have grown at a rapid pace, with operating revenue growing from $23.4 million in 2007, the first full year of operations, to $228.1 million in 2015. We continue to develop our core markets while consistently evaluating opportunities to further expand our geographical footprint, operational capabilities and logistical expertise to provide seismic data acquisition in logistically challenging areas.
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

Capital Investments and Impact on Operations

Our focus on providing leading edge technology will be at the forefront of our capital expenditure plans in the coming years, which investments will continue to strengthen our position in the global oil and natural gas exploration services market.
During the last three years, in line with our focus on wireless land data acquisition, we purchased a wireless seismic data acquisition system which allows up to three crews to operate under the system at the same time. Following customer needs for higher density land programs using a single point receiver application and to answer the demand for conventional and unconventional oil and gas exploration, we purchased high sensitivity geophones and two types of vibrators, further strengthening our position as a full solution provider for land data acquisition methods and technologies. Additional equipment investments were made for ongoing operations in Alaska in order to increase efficiency. We also invested in cable equipment in order to provide customers in South America with reliable systems as wireless technology is slower to take hold in that market. Capital expenditures for 2015 and 2014 totaled $6.4 million and $28.2 million, respectively.
Focusing on current worldwide oil and natural gas markets, we will continue to employ our wireless equipment on a worldwide basis while maintaining the ability to provide services to the still existing cable markets. Our capital purchases have and will allow us to take advantage of all aspects of the geophysical exploration services market, ranging from land, marine and transition zone data acquisition; 2D, 3D, 4D and multi-component data acquisition; use of different methods to acquire data such as using vibroseis (vibrating) and impulsive sources; as well as vertical seismic profiling and reservoir monitoring. Investments in expanding further into our South America and Southeast Asia markets will also focus upon surveying, drilling and base camp operations.

Fiscal 2015 Summary

The following discussion is intended to assist in understanding our financial position at December 31, 2015, and our results of operations for the year ended December 31, 2015. Financial and operating results for the year ended December 31, 2015 include:

•	Revenues from services were $228.1 million in 2015, a decrease of 41.0% from $386.8 million in 2014.

•	Gross profit was $50.8 million in 2015, a decrease of $5.4 million, or 9.7%, from $56.2 million in 2014.

•	Operating income was $15.6 million in 2015, a decrease of $1.1 million, or 1.3%, from $16.7 million in 2014.

•	Net loss was $5.4 million in 2015, a decrease of $33.0 million, or 85.8%, from a net loss of $38.4 million in 2014.

•	Adjusted EBITDA was $37.1 million in 2015, an increase of 8.8% from $34.1 million in 2014.

•	Cash and cash equivalents totaled $11.3 million as of December 31, 2015 compared to $12.3 million as of December 31, 2014.
Results of Operations

The following section sets forth, for the periods indicated, certain financial data derived from our consolidated statements of operations. Amounts are presented in thousands unless otherwise indicated.

Revenues by Geographic Region

The following table is a summary of our revenues by the geographic region in which we provided services for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	Percentage Change
Revenue from services:
North America	$173,416	76.0%	$127,804	33.0%	$45,612	35.7%
South America	27,252	12.0%	258,266	66.8%	(231,014)	(89.4)%
Southeast Asia	27,469	12.0%	750	0.2%	26,719	3,562.5%
Total revenue	$228,137	100.0%	$386,820	100.0%	$(158,683)	(41.0)%

North America: The increase in revenue was due principally to increased 2015 revenue in Alaska resulting from an overall greater seismic activity and market share in the North Slope region compared to 2014, partially offset by significantly reduced revenue in Canada. The market in the North Slope region of Alaska experienced significant growth during the 2015 winter season as a result of favorable market and regulatory conditions for oil and gas producers. However, also in 2015, the Canadian market was adversely impacted by an overall reduction in exploration activity related to the commodity price environment.

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

Southeast Asia: The increase in revenue during 2015 was primarily due to a deep water ocean bottom marine project in Malaysia completed in the second quarter of 2015, compared to minimal activity during 2014.

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

The following table is a summary of the results of operations for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	% of Revenue	2014	% of Revenue
Revenue from services	$228,137	100.0%	$386,820	100.0%
Gross profit	50,763	22.3%	56,210	14.5%
Selling, general and administrative expenses	35,174	15.5%	39,543	10.2%
Income from operations	15,589	6.8%	16,667	4.3%
Other expense, net	(18,338)	(8.0)%	(42,186)	(10.9)%
Provision for income taxes	2,693	1.2%	12,876	3.3%
Less: net income attributable to noncontrolling interest	4,433	1.9%	3,358	0.9%
Net loss attributable to the Corporation	$(9,875)	(4.3)%	$(41,753)	(10.8)%

Revenue from Services. Our revenue from services decreased by $158,683 or 41.0%, from $386,820 in 2014 to $228,137 in 2015. As explained above, 2015 revenue increased significantly in Alaska and Malaysia, which was more than offset by decreased 2015 revenue in South America.

Gross Profit. Gross profit decreased by $5,447 or 9.7%, from $56,210 in 2014, representing 14.5% of revenue, to $50,763 in 2015, representing 22.3% of revenue. The improvement in gross profit as a percentage of revenue was primarily related to the improved operational execution in Alaska and the favorable performance on the Malaysian deep water ocean bottom marine project completed in the second quarter of 2015.

Within the seismic data services industry, gross profit is presented both with or without depreciation and amortization expense on equipment used in operations. Our gross profit is presented after reduction for depreciation and amortization expense on equipment used in operations. The following summary discloses gross profit on both bases:

	Years Ended December 31,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	Percentage Change
Gross profit as presented	$50,763	22.3%	$56,210	14.5%	$(5,447)	(9.7)%
Depreciation and amortization expense included in cost of services	18,137	7.9%	15,205	4.0%	2,932	19.3%
Gross profit excluding depreciation and amortization expense included in cost of services	$68,900	30.2%	$71,415	18.5%	$(2,515)	(3.5)%

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased in 2015 by $4,369 to $35,174 or 15.5% of revenues compared to $39,543 or 10.2% of revenues for 2014. SG&A expenses in 2015 as a percentage of revenue increased versus 2014 due to lower overall revenue partially offset by headcount reductions and cost controls implemented during 2015. SG&A expense for 2015 includes $1,255 in severance costs incurred in our Peru, Colombia, Canada, Alaska and corporate locations related to the workforce reduction program that began in early 2015.

Total Other Income (Expense). Total other income (expense) was comprised of the following:

	Years Ended December 31,
	2015	2014	Increase (Decrease)
Other income (expense):
Gain (loss) on early extinguishment of debt	$3,014	$(17,157)	$20,171
Change in fair value of note payable to Former SAE stockholders	—	(5,094)	5,094
Interest expense, net	(16,739)	(16,778)	39
Foreign exchange loss, net	(4,393)	(3,451)	(942)
Other, net	(220)	294	(514)
Total other expense, net	$(18,338)	$(42,186)	$23,848

The decrease in 2015 expense was primarily due to:

•
The loss on early extinguishment of debt in the amount of $17,157 recorded in 2014 as a result of the repayment with the proceeds of our senior secured notes and termination of our prior $80,000 senior Credit Agreement, as amended, on July 2, 2014;

•
The change in fair value of notes payable to related parties which resulted in a charge of $5,094 in 2014 due to the adjustment of the note balance to the amount ultimately repaid on July 2, 2014, with the proceeds of our senior secured notes; and

•	The gain on early extinguishment of debt in the amount of $3,014 recorded in 2015 which resulted from the exchange of senior secured notes for common stock; partially offset by

•	The higher loss on foreign currency transactions in 2015, which resulted from the strengthening of the U.S. dollar compared to South American currencies.

Income Taxes.   Our income tax provision decreased $10,183 in 2015 compared to 2014 primarily as a result of pre-tax losses in our foreign operations, offset by the valuation allowance increase of $414 and the effects of differences between U.S. and foreign tax rates.

We operate in Canada, Bolivia, Brazil, Colombia, Malaysia, Peru, Papua New Guinea and New Zealand through wholly-owned subsidiaries or branches of a U.S. entity (whereby the earnings of the branches are included as U.S. taxable income). These subsidiaries or branches are subject to foreign taxation based on the financial results of the operations under the laws of each applicable tax jurisdiction.

Corporate income taxes are calculated based on GAAP and U.S. and various international tax codes and regulations. The appropriate foreign taxes paid in the country of operations are credited against U.S. corporate taxes subject to the U.S. foreign tax credit limitations. Deferred tax assets and liabilities are recognized using the asset and liability method based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry forwards, as stipulated under GAAP. Where appropriate, valuation allowances are provided to reserve the amount of net operating loss and tax credit carry forwards where it is not more likely than not that they will be realized due to various provisions of both U.S. and foreign tax laws.

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

Our U.S. statutory tax rate was 35% for years ended December 31, 2015 and 2014. For 2015, our effective tax rate was (98.0)% due to the effects of differences between U.S. and foreign tax rates, net of federal benefit. For 2014, our effective tax rate was (50.5)% due principally to permanent differences, the effects of differences between U.S. and foreign tax rates, and the recording of the valuation allowances against the U.S. deferred tax assets.

In June 2014, we initiated a Foreign Subsidiary Reorganization plan to normalize our consolidated effective tax rate through the restructuring of our foreign branch offices into subsidiaries. Pursuant to this plan, we transferred the assets used in our foreign branch operations as of December 31, 2014 to existing or new subsidiaries incorporated in the same jurisdictions in which the branches were located.  The operational aspects of the plan are in the process of implementation in South America and we currently expect to begin realizing the benefits from a more efficient tax structure in future years.

Net Income Attributable to Noncontrolling Interest. The $1,075 increase in 2015 compared to 2014 is due to the increased distributions earned by the noncontrolling interest ("Joint Venture Partner") under contracts performed by us on the North Slope of Alaska. Under the terms of our agreement with the Joint Venture Partner, they receive 51% of the portion of the applicable contracts' gross revenues paid to the joint venture entity as discussed further under Note 13 of "Notes to Consolidated Financial Statements".

Net Loss Attributable to the Corporation. For the year ended December 31, 2015, net loss attributable to the Corporation was $9,875 compared to a net loss of $41,753 for the year ended December 31, 2014. The decrease in net loss attributable to the Corporation for the year ended December 31, 2015 was primarily due to the following factors:

•	Lower SG&A expenses;

•	Lower other expense primarily due to the 2015 credit and 2014 charge for the early extinguishment of debt and the 2014 charge for the change in fair value of the note payable to related parties; and

•	Lower provision for income taxes; partially offset by

•	Lower gross profit dollars on lower revenue;

•	Higher unrealized loss on foreign currency transactions; and

•	Severance costs in our Peru, Colombia, Canada, Alaska and corporate locations.

Liquidity and Capital Resources

Our principal source of cash is from the seismic data acquisition services we provide to customers, supplemented as necessary by drawing against our revolving credit facility with Wells Fargo Bank, N.A. Our cash is primarily used to provide additional seismic data acquisition services, including the payment of expenses related to operations and the acquisition of new seismic data equipment, and to pay the interest on outstanding debt obligations. Our cash position and revenues depend on the level of demand for our services. Historically, cash generated from operations, along with cash reserves and borrowings from commercial, private, and related parties, have been sufficient to fund our working capital and to acquire or lease seismic data equipment. Amounts in the remainder of this section are presented in thousands unless otherwise indicated.
Working Capital.   Working capital as of December 31, 2015 was $36,826 compared to $31,926 as of December 31, 2014. The increase in working capital during 2015 was principally the result of cash generated by operations, partially offset by payments during 2015 for capital expenditures and the distribution to our Joint Venture Partner.

While we believe that our current level of working capital should be sufficient for us to operate and to continue to implement our business plan, there can be no assurance, however, that our current level of working capital will be adequate, particularly in light of the cash flow difficulties identified below with respect to State of Alaska exploration tax credits.

Cash Flows.   Cash provided by operations during 2015 was $3,098, compared to cash used in operations of $19,901 during 2014, an increase in cash provided by operations of $22,999. Cash provided by the net loss and net cash adjustments to net loss increased to $16,089 for 2015 compared to cash used of $4,522 for 2014, primarily due to the penalty for early repayment of the 2012 Credit Agreement in 2014. Net changes in operating assets and liabilities resulted in cash used of $12,991 for 2015 compared to $15,379 for 2014, which decreased primarily due to cash used by accounts payable and income and other taxes payable, partially offset by cash provided by accounts receivable and prepaid expenses.

At December 31, 2015, we had $50.4 million due from a customer in Alaska where the timing and amount of their payment of our accounts receivable may be dependent upon when our customer can monetize the Tax Credits or receive the certificates evidencing the Tax Credits from the State of Alaska. See “Risk Factors - Our cash flows may be influenced by the availability of State of Alaska tax credits and our client’s or our ability to quickly monetize such tax credits. The expiration, elimination, reduction, or inability to quickly monetize such tax credits will have a material adverse effect on our liquidity and financial position.” Our Alaskan customers manage the Tax Credit process, which includes filing an application, undergoing an audit and receiving a Tax Credit certificate for the permitted amount. By statute 40% of the value of the applications for Tax Credits must be processed within 120 days of the filing and the remainder of the applications must be processed within 180 days after June 30 of the year earned; however, the ultimate disposition and timing of the process is outside our control. Typically applicants have been able to quickly monetize Tax Credits before the issuance of the certificates by securing a loan from a financial institution secured by the Tax Credit. While issuance of the Tax Credit certificate is required by law, depressed oil and natural gas prices and uncertainty regarding the timing of reimbursements from the State of Alaska, currently seem to be adversely affecting the ability to monetize Tax Credits. Once the certificates are issued, there is a market for the certificates as producers of oil and natural gas may use the certificates as credits against production taxes due the State of Alaska. Due to the size of the accounts receivable amount subject to the timing issue, we may experience significant cash flow difficulties until the Tax Credits are monetized or the certificates are issued. We are currently working with our customer to find other sources of financing for it to monetize the Tax Credits before the certificates are issued. If our customer is not able to do so by April 30, 2016, we expect that our customer will assign the Tax Credits to us. If that should occur, we are currently working on ways to monetize our accounts receivable and Tax Credits, most likely by factoring our Alaska accounts receivable and related Tax Credits. To do so it is likely we will have to receive waivers or consents from the Lender and a majority in interest of our Notes. We also expect that this issue will affect additional accounts receivable generated in the first quarter of 2016. While there can be no assurance that we will be able to avoid cash flow difficulties in the second quarter or thereafter as a result of this timing issue, we believe that it is probable that the actions described above can be implemented to do so. See Note 2 in "Notes to Consolidated Financial Statements".

Capital Expenditures.  Cash used in investing activities during 2015 was $6,277, compared to $28,084 during 2014, a decrease in cash used of $21,807. The decrease resulted from lower capital expenditures during 2015 compared to 2014, primarily due to the deteriorating oil and natural gas industry landscape, which presented limited to no growth opportunities. Capital expenditures in 2015 totaled $6,443, which primarily consisted of purchases of data processing software and equipment and the remaining cash payments for our 2014 purchase of non-seismic recording equipment necessary to outfit a second crew on the North Slope in

Alaska. Capital expenditures in 2014 totaled $28,203, which primarily consisted of purchasing equipment for our Alaska operations, camp and drilling equipment in Peru and Colombia in line with our focus on South American operations, and a combination of mechanical equipment, computer equipment and electronics associated with our wireless strategy in Southeast Asia and North and South America.

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

Financing. Cash provided by financing activities during 2015 was $2,412, compared to $41,188 during 2014, a decrease in cash provided of $38,776. Cash provided by financing activities in 2015 was primarily from the net borrowings under the revolving credit facility, partially offset by the distribution payment to the noncontrolling interest in our joint venture to perform contracts for the acquisition and development of geophysical and seismic data and related services on the North Slope of Alaska. Cash provided by financing activities in 2014 was primarily from the issuance of our senior secured notes as discussed further below, less debt repaid with the proceeds and loan issuance costs incurred on the transaction. As of December 31, 2015, our total outstanding indebtedness was $148,069, consisting of senior secured notes of $140,000, borrowings under the revolving credit facility of $7,899 and capital lease obligations of $170.

Senior Secured Notes. On July 2, 2014, we entered into an Indenture ("Indenture") under which we issued $150,000 of senior secured notes due July 15, 2019, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. On June 19, 2015, all outstanding senior secured notes were exchanged for an equal amount of new senior secured notes ("Notes"), which are substantially identical in terms to the original senior secured notes except that the Notes are registered under the Securities Act.

The Notes bear interest at the annual rate of 10% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. The Notes are guaranteed on a senior secured basis with a lien on substantially all assets of SAExploration Holdings, Inc. and each of our existing and future domestic subsidiaries, except for any immaterial subsidiaries ("Guarantors"). The liens securing the Notes are subject to certain exceptions and permitted liens, which are contractually subordinated to a first priority lien on certain U.S. assets securing the Revolving Credit Facility under the Intercreditor Agreement discussed in the Revolving Credit Facility section below.

The proceeds from the original issuance of the senior secured notes were used to pay the amounts outstanding under the 2012 Credit Agreement, pay the note payable to the Former SAE common stockholders, pay related fees and expenses, fund the purchase of equipment related to our Alaska operations, and for general corporate purposes.

On August 26, 2015, we entered into a privately-negotiated exchange agreement with certain funds managed by Fidelity Management & Research Company ("Holders") to exchange $10,000 principal amount of Notes ("Exchanged Notes") for 2,366,307 shares of our common stock ("Exchanged Stock"), as determined using a 30-day volume weighted average share price as of August 26, 2015. In connection with the exchange, we paid all accrued unpaid interest on the Exchanged Notes to the Holders in cash, and the Exchanged Notes were canceled. The Exchanged Stock was valued at $6,602 based on the $2.79 average share price on August 27, 2015, the closing date ("Closing Date") of the exchange. The exchange resulted in a gain on early extinguishment of debt of $3,014 in the year ended December 31, 2015, consisting of the difference between the principal amount of the Exchanged Notes less the fair value of the Exchanged Stock, reduced by the Exchanged Notes prorata portion of the Notes unamortized deferred loan issuance costs on the Closing Date of $343 and legal fees of $41.

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
We are in compliance with the Indenture covenants as of December 31, 2015.

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

Revolving Credit Facility. On November 6, 2014, SAExploration, Inc., SAExploration Holdings, Inc., and our other domestic subsidiaries (collectively, "we" or "our") and Wells Fargo Bank, National Association (“Lender”) entered into a Credit and Security Agreement (“Credit Agreement”). The Credit Agreement provides for a $20,000 revolving line of credit facility (the “Revolving Credit Facility”) secured by our U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the Credit Agreement. The proceeds of the Revolving Credit Facility are used primarily to fund our working capital needs for our operations and for general corporate purposes. As of December 31, 2015 and 2014, borrowings of $7,899 and $0 , respectively, were outstanding under the Revolving Credit Facility. The weighted average interest rate on borrowings outstanding as of December 31, 2015 was 3.61%.

Borrowings made under the Revolving Credit Facility bear interest, payable monthly, at a rate of daily three months LIBOR plus 3% (3.61% and 3.26% at December 31, 2015 and 2014, respectively). The Revolving Credit Facility has a maturity date of November 6, 2017, unless terminated earlier. We may request, and the Lender may grant, an increase to the maximum amount available under the Revolving Credit Facility in minimum increments of $1,000 not to exceed an additional $10,000 in the aggregate, so long as certain conditions as described in the Credit Agreement are met.

The Credit Agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee, which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Revolving Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. An aggregate of $100 and $0 were outstanding in letters of credit under the sub-facility as of December 31, 2015 and 2014, respectively.

Under the Revolving Credit Facility, borrowings are subject to borrowing base availability and may not exceed 85% of the amount of eligible accounts receivable, as defined, plus the lesser of $20,000 or 85% of the orderly net liquidation value of existing eligible equipment per appraisal and 85% of hard costs of acquired eligible equipment, less the aggregate amount of any reserves established by the Lender. If borrowings under the Revolving Credit Facility exceed $5,000, we are subject to minimum rolling 12 months EBITDA requirements of $20,000 on a consolidated basis and $8,000 on our operations in the State of Alaska.

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

•
maintain eligible equipment, as defined, located in the State of Alaska with a value of at least 75% of the value of such equipment included in the borrowing base availability. Eligible equipment also includes the value of certain equipment outside the United States as defined in the Credit Agreement.

The Credit Agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. We are in compliance with the Credit Agreement covenants as of December 31, 2015.

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

Use of EBITDA (Non-GAAP measure) as a Performance Measure

We use an adjusted form of EBITDA to measure period over period performance, which is a non-GAAP measurement. Adjusted EBITDA is defined as net loss plus interest expense, less interest income, plus (gain) loss on early extinguishment of debt, plus change in fair value of notes payable to related parties, plus income taxes, plus depreciation and amortization, plus nonrecurring major expenses outside of operations, plus nonrecurring one-time expenses and foreign exchange loss. Our management uses adjusted EBITDA as a supplemental financial measure to assess:

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

The terms EBITDA and adjusted EBITDA are not defined under GAAP, and we acknowledge that these are not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. When assessing our operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net loss, cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our calculation of adjusted EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner. Further, the results presented by adjusted EBITDA cannot be achieved without incurring the costs that the measure excludes.

The computation of our adjusted EBITDA (a non-GAAP measure) from net loss, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Years Ended December 31,
	2015	2014
Net loss	$(5,442)	$(38,395)
Depreciation and amortization (1)	18,721	16,379
Interest expense, net	16,739	16,778
Provision for income taxes	2,693	12,876
(Gain) loss on early extinguishment of debt (2)(3)	(3,014)	17,157
Change in fair value of notes payable to related parties (4)	—	5,094
Foreign exchange loss (5)	4,393	3,451
Nonrecurring expense (6)(7)	3,006	761
Adjusted EBITDA	$37,096	$34,101
(1)Depreciation and amortization expense was charged to the statements of operations as follows:

	Years Ended December 31,
	2015	2014
Cost of services	$18,137	$15,205
Selling, general and administrative expenses	584	1,174
Total depreciation and amortization expense	$18,721	$16,379

(2)
The privately-negotiated agreement dated August 26, 2015 with certain funds managed by Fidelity Management & Research Company to exchange $10,000 principal amount of Notes for 2,366,307 shares of our common stock resulted in a gain on early extinguishment of debt of $3,014 in the year ended December 31, 2015. The gain consisted of the principal amount of the Exchanged Notes less the fair value of the Exchanged Stock, reduced by the Exchanged Notes prorata portion of the Notes unamortized deferred loan issuance costs of $343 and legal fees of $41.

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

(5)	Foreign exchange loss, net includes the effect of both realized and unrealized foreign exchange transactions.

(6)	Nonrecurring expenses in 2015 primarily consist of severance payments of $1,255 incurred in our Peru, Colombia, Canada, Alaska and corporate locations and customer and vendor claims of $1,459.

(7)	Nonrecurring expenses in 2014 primarily consist of the $657 settlement of disputed fees with a former financial advisor.

Critical Accounting Policies

Our financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. Preparation of financial statements in conformity with GAAP requires certain assumptions and estimates to be made that affect the reported amounts of assets and liabilities at the financial statement date and the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.
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

Multiple-Element Arrangements

We evaluate each contract to determine if the contract is a multiple-element arrangement requiring different accounting treatments for varying components of the contract. If a contract is deemed to have separate units of accounting, arrangement consideration is allocated based on the each unit of accounting's relative selling price and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting. We account for each contract element when the applicable criteria for revenue recognition have been met. During 2014, we delivered both professional services and equipment under a lease arrangement. The equipment leased under the contracts is highly customized and specialized to perform specific surveying operations. We use our best estimate of selling price when allocating multiple-element arrangement consideration. In estimating our selling price for the leased equipment, we consider the cost to acquire the equipment, the profit margin for similar arrangements, customer demand, effect of competitors on the equipment, and other market constraints.

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

Share-Based Compensation

We record the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the requisite service period for each separately vesting tranche of an award. The amount of share-based compensation cost recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is updated annually.

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

Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, accrued liabilities, borrowings under the revolving credit facility and equipment note payable. Due to their short-term maturities, the carrying amounts of these financial instruments approximate fair value at the respective balance sheet dates. Our financial instruments also include various issuances of notes payable. There were no financial instruments measured at fair value on a recurring basis at December 31, 2015 and 2014. The note payable to related parties – Former SAE stockholders were outstanding during 2014 and measured at fair value on a recurring basis until their repayment in July 2014.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015 or 2014.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition during the past two fiscal years.

Recently Issued Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance intended to change the criteria for recognition of revenue. The new guidance establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating what impact adoption of this guidance will have on our financial position, results of operations, cash flows and disclosures.

Going Concern

In August 2014, the FASB issued new guidance on disclosures of uncertainties about an entity's ability to continue as a going concern. The guidance requires management's evaluation of whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. This assessment must be made in connection with preparing financial statements for each annual and interim reporting period. Management's evaluation should be based on the relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, but this doubt is alleviated by management's plans, the entity should disclose information that enables the reader to understand what the conditions or events are, management's evaluation of those conditions or events and management's plans that alleviate that substantial doubt. If conditions or events raise substantial doubt and the substantial doubt is not alleviated, the entity must disclose this in the footnotes. The entity must also disclose information that enables the reader to understand what the conditions or events are, management's evaluation of those conditions or events and management's plans that are intended to alleviate that substantial doubt. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We do not expect adoption will have a material impact on our financial position, results of operations, cash flows or disclosures.

Consolidation

In February 2015, the FASB issued amended guidance on the consolidation of legal entities including limited partnerships and limited liability corporations. The guidance modifies the consolidation models to be analyzed in determining whether a reporting entity should consolidate certain types of legal entities. The guidance must be applied using one of two retrospective application methods and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. We do not expect adoption will have a material impact on our financial position, results of operations, cash flows or disclosures.

Debt Issuance Costs

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The guidance does not specifically address, and therefore does not affect, the balance sheet presentation of debt issuance costs for revolving debt arrangements. The new guidance is effective for financial statements issued in fiscal years beginning after December 15, 2015, and will be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. Upon adoption of the new guidance, we will report our unamortized deferred loan issuance costs on the senior secured notes as a reduction of the associated debt liability rather than as assets, resulting in an equal reduction in our total assets and total liabilities compared to the prior presentation. The amount of our deferred loan issuance costs on the senior secured notes, net of amortization, was $4,370 and $6,022 at December 31, 2015 and 2014, respectively. Other than this balance sheet reclassification, adoption of the guidance will have no impact on our consolidated financial statements.

Deferred Income Taxes

In November 2015, the FASB issued new guidance on the balance sheet classification of deferred taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each taxing jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits companies from offsetting deferred tax liabilities from one taxing jurisdiction against deferred tax assets of another taxing jurisdiction. The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016, with earlier application permitted. We elected to apply this guidance to our financial statements for the quarter ended December 31, 2015 and retrospectively for all periods presented. As a result of the adoption of the new guidance, current deferred income tax assets and liabilities in the amount of $520 and $587, respectively, were reclassified to noncurrent deferred income tax assets and liabilities in the December 31, 2014 balance sheet. Other than these balance sheet reclassifications, adoption of the guidance had no impact on our consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued new guidance on financial instruments which primarily changes the accounting for equity investments, financial liabilities recorded under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All entities can early adopt the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Early adoption of these provisions can be elected by public business entities for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. We do not expect adoption will have a material impact on our financial position, results of operations, cash flows or disclosures.

Leases

In February 2016, the FASB issued new guidance on lease accounting affecting lessees and lessors. Lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. As under current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease for lessees will primarily depend on its classification as a finance or operating lease. For operating leases, lessees will recognize a single total lease expense. For finance leases, lessees will recognize amortization of the right-of-use asset separately from interest on the lease liability. For both types of leases, lessees will recognize a right-of-use asset and a lease liability on its balance sheet. Lessor accounting under the new standard will remain similar to lessor accounting under current GAAP. The new standard contains changes that are intended to align lessor accounting with the lessee accounting model and the revenue recognition standard issued in 2014. For public companies, the new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating what impact adoption of this guidance will have on our financial position, results of operations, cash flows and disclosures.

ITEM 8. Financial Statements and Supplementary Data.

The information required by this item appears beginning on page F-1 hereof and is incorporated herein by reference.

ITEM 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our evaluation under the criteria in Internal Control-Integrated Framework (2013), management has concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The following consolidated financial statements of the Company appear beginning on page F-1 and are incorporated by reference into Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

SAEXPLORATION HOLDINGS, INC.

Date: March 15, 2016	By:	/s/ Brent Whiteley
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

SIGNATURE	TITLE	DATE

/s/ Jeff Hastings	Executive Chairman and Director	March 15, 2016
Jeff Hastings

/s/ Brian A. Beatty	Chief Executive Officer, President and Director	March 15, 2016
Brian A. Beatty	(Principal Executive Officer)

/s/ Brent Whiteley	Chief Financial Officer, General Counsel,	March 15, 2016
Brent Whiteley	Secretary, and Director (Principal Financial Officer)

/s/ Trisha M. Gerber	Chief Accounting Officer	March 15, 2016
Trisha M. Gerber	(Principal Accounting Officer)

/s/ Eric S. Rosenfeld	Director	March 15, 2016
Eric S. Rosenfeld

/s/ David D. Sgro	Director	March 15, 2016
David D. Sgro

/s/ Gary Dalton	Director	March 15, 2016
Gary Dalton

/s/ Gregory R. Monahan	Director	March 15, 2016
Gregory R. Monahan

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date
1.1	Form of Underwriting Agreement.	By Reference	S-1/A	April 28, 2011

2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the Registrant., Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Registrant, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	May 28, 2013

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	June 28, 2013

3.2	Amended and Restated Bylaws.	By Reference	8-K	June 28, 2013

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Specimen Warrant Certificate.	By Reference	8-K	June 28, 2013

4.3	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.4	Amendment to Warrant Agreement dated June 24, 2013, by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	June 28, 2013

4.5	Indenture, dated July 2, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and noteholder collateral agent.	By Reference	8-K	July 9, 2014

4.6	Form of 10.000% Senior Secured Notes due 2019.	By Reference	10-Q	August 7, 2015

4.7	Notation of Guarantee executed June 19, 2015, among the Company, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, and NES, LLC.	By Reference	10-Q	August 7, 2015

10.1	Indemnity Escrow Agreement dated as of June 24, 2013, by and among SAExploration Holdings, Inc., CLCH, LLC, and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.2	Merger Consideration Escrow Agreement dated as of June 24, 2013, by and among SAExploration Holdings, Inc., CLCH, LLC, and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.3	Registration Rights Agreement dated June 24, 2013 by and between SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	June 28, 2013

10.4	Form of Indemnification Agreement.	By Reference	8-K	June 28, 2013

10.5	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Jeff Hastings.	By Reference(*)	8-K	June 28, 2013

10.6	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Brian Beatty.	By Reference(*)	8-K	June 28, 2013

10.7	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Brent Whiteley.	By Reference(*)	8-K	June 28, 2013

10.8	Form of Non-Disclosure Agreement between the Registrant and each of Jeff Hastings, Brian Beatty and Brent Whiteley.	By Reference	8-K	June 28, 2013

10.9	Employment Agreement dated July 1, 2011, by and between SAExploration, Inc. (f/k/a South American Exploration LLC) and Mike Scott.	By Reference(*)	8-K	June 28, 2013

10.10	Employment Agreement dated July 15, 2011, by and between SAExploration, Inc. (f/k/a South American Exploration LLC) and Darin Silvernagle.	By Reference(*)	8-K	June 28, 2013

10.11	SAExploration Holdings, Inc. 2013 Long-Term Incentive Plan.	By Reference(*)	8-K	June 28, 2013

10.12	SAExploration Holdings, Inc. 2013 Non-Employee Director Share Incentive Plan.	By Reference(*)	8-K	August 19, 2013

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

10.25
Exchange Agreement by and among SAExploration Holdings, Inc., Fidelity Securities Fund: Fidelity Leveraged Company Stock Fund and Fidelity Advisor Series I: Fidelity Advisor Leveraged Company Stock Fund dated August 26, 2015.
		By Reference	8-K	August 27, 2015

10.26	Form of Notice of Stock Units Award and Stock Units Award Agreement under the SAExploration Holdings, Inc. 2013 Long-Term Incentive Plan.	By Reference(*)	10-Q	August 7, 2015

10.27	Form of Notice of Stock Option Award and Stock Option Award Agreement under the SAExploration Holdings, Inc. 2013 Long-Term Incentive Plan.	By Reference(*)	10-Q	August 7, 2015

14.1	Code of Ethics.	By Reference	S-1/A	April 28, 2011

21.1	List of subsidiaries.	By Reference	S-4	April 30, 2015

23.1	Consent of Pannel Kerr Forster of Texas, P.C.	Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

101.IN	XBRL Instance Document.	Herewith

101.SCH	XBRL Taxonomy Extension Scheme Document.	Herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Herewith

101.DEF	XBRL Taxonomy Extension Definition Document.	Herewith

101.LAB	XBRL Taxonomy Label Linkbase Document.	Herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Herewith
_____________________________________________
(*) Denotes compensation arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SAEXPLORATION HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
SAExploration Holdings, Inc.

We have audited the accompanying consolidated balance sheets of SAExploration Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAExploration Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 15, 2016

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$11,300	$12,322
Restricted cash	518	723
Accounts receivable, net	67,882	73,584
Deferred costs on contracts	5,135	4,631
Prepaid expenses	887	17,037
Total current assets	85,722	108,297
Property and equipment, net	61,828	77,096
Intangible assets, net	789	1,050
Goodwill	1,658	1,977
Deferred loan issuance costs, net	4,891	6,826
Deferred income tax assets	3,756	2,229
Other assets	150	—
Total assets	$158,794	$197,475

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$16,575	$34,255
Accrued liabilities	17,818	19,554
Income and other taxes payable	2,586	20,261
Borrowings under revolving credit facility	7,899	—
Equipment note payable	—	1,654
Current portion of capital leases	115	460
Deferred revenue	3,903	187
Total current liabilities	48,896	76,371
Senior secured notes	140,000	150,000
Long-term portion of capital leases	55	185
Deferred income tax liabilities	55	—
Total liabilities	189,006	226,556
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares outstanding	—	—
Common stock, $0.0001 par value, 55,000,000 shares authorized, and 17,451,353 and 14,922,497 issued and outstanding at December 31, 2015 and 2014, respectively	2	2
Additional paid-in capital	35,763	28,185
Accumulated deficit	(66,139)	(56,264)
Accumulated other comprehensive loss	(4,271)	(4,362)
Total stockholders’ deficit attributable to the Corporation	(34,645)	(32,439)
Noncontrolling interest	4,433	3,358
Total stockholders’ deficit	(30,212)	(29,081)
Total liabilities and stockholders’ deficit	$158,794	$197,475

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014
Revenue from services	$228,137	$386,820
Cost of services excluding depreciation and amortization	159,237	315,405
Depreciation and amortization included in cost of services	18,137	15,205
Gross profit	50,763	56,210
Selling, general and administrative expenses	35,174	39,543
Income from operations	15,589	16,667
Other income (expense):
Gain (loss) on early extinguishment of debt	3,014	(17,157)
Change in fair value of note payable to related parties	—	(5,094)
Interest expense, net	(16,739)	(16,778)
Foreign exchange loss, net	(4,393)	(3,451)
Other, net	(220)	294
Total other expense, net	(18,338)	(42,186)
Loss before income taxes	(2,749)	(25,519)
Provision for income taxes	2,693	12,876
Net loss	(5,442)	(38,395)
Less: net income attributable to noncontrolling interest	4,433	3,358
Net loss attributable to the Corporation	$(9,875)	$(41,753)

Net loss attributable to Corporation per common share:
Basic	$(0.63)	$(2.84)
Diluted	$(0.63)	$(2.84)

Weighted average shares:
Basic	15,766,764	14,697,061
Diluted	15,766,764	14,697,061

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2015	2014
Net loss	$(5,442)	$(38,395)
Foreign currency translation gain (loss)	91	(2,279)
Total comprehensive loss	(5,351)	(40,674)
Less: comprehensive income attributable to noncontrolling interest	4,433	3,358
Comprehensive loss attributable to the Corporation	$(9,784)	$(44,032)

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2015 and 2014
(In thousands, except share amounts)

	Common Shares Issued and Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)- Foreign Currency Translation	Total Corporation Stockholders’ Equity (Deficit)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2013	13,428,736	$2	$27,485	$(14,511)	$(2,083)	$10,893	$45	$10,938
Conversion - notes payable	—	—	500	—	—	500	—	500
Warrant exchange for common shares	1,441,813	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	(2,279)	(2,279)	—	(2,279)
Distribution to noncontrolling interest	—	—	—	—	—	—	(45)	(45)
Issuance of restricted shares to non-employee directors	51,948	—	200	—	—	200	—	200
Net income (loss)	—	—	—	(41,753)	—	(41,753)	3,358	(38,395)
Balance at December 31, 2014	14,922,497	2	28,185	(56,264)	(4,362)	(32,439)	3,358	(29,081)
Foreign currency translation gain	—	—	—	—	91	91	—	91
Distribution to noncontrolling interest	—	—	—	—	—	—	(3,358)	(3,358)
Employee share-based compensation expense	—	—	861	—	—	861	—	861
Vesting of employee restricted stock awards	108,703	—	—	—	—	—	—	—
Grantee election to fund payroll taxes out of restricted stock	(29,834)	—	(85)	—	—	(85)	—	(85)
Issuance of restricted shares to non-employee directors	83,680	—	200	—	—	200	—	200
Exchange of senior secured notes for common stock	2,366,307	—	6,602	—	—	6,602	—	6,602
Net income (loss)	—	—	—	(9,875)	—	(9,875)	4,433	(5,442)
Balance at December 31, 2015	17,451,353	$2	$35,763	$(66,139)	$(4,271)	$(34,645)	$4,433	$(30,212)

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014
Operating activities:
Net loss attributable to Corporation	$(9,875)	$(41,753)
Net income attributable to noncontrolling interest	4,433	3,358
Net loss	(5,442)	(38,395)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,721	16,379
(Gain) loss on early extinguishment of debt	(3,014)	17,157
Amortization of loan costs and debt discounts	1,592	2,298
Payment in kind interest	—	1,022
Deferred income taxes	(1,472)	(1,145)
Loss on disposal of property and equipment	632	851
Share-based compensation	1,061	200
Payment of payroll taxes resulting from grantee election	(85)	—
Notes payable early repayment penalty and fees to advisors	(41)	(9,174)
Change in fair value of notes payable to Former SAE stockholders	—	5,094
Unrealized loss on foreign currency transactions	4,137	1,191
Changes in operating assets and liabilities:
Accounts receivable	1,804	(38,198)
Prepaid expenses	14,888	(13,403)
Deferred costs on contracts	(607)	(1,556)
Accounts payable	(15,280)	17,582
Accrued liabilities	(804)	13,506
Income and other taxes payable	(16,908)	14,510
Deferred revenue	3,716	(7,741)
Other, net	200	(79)
Net cash provided by (used in) operating activities	3,098	(19,901)
Investing activities:
Purchase of property and equipment	(6,443)	(28,203)
Proceeds from sale of property and equipment	166	119
Net cash used in investing activities	(6,277)	(28,084)
Financing activities:
Proceeds from issuance of senior secured notes	—	150,000
Repayment of notes payable	(1,654)	(99,659)
Payment of loan issuance costs	—	(7,543)
Revolving credit facility borrowings	37,687	—
Revolving credit facility repayments	(29,788)	—
Repayments of capital lease obligations	(475)	(493)
Distribution to noncontrolling interest	(3,358)	(45)
Dividend payments on Former SAE preferred shares	—	(1,072)
Net cash provided by financing activities	2,412	41,188
Effect of exchange rate changes on cash and cash equivalents	(255)	1,768
Net change in cash and cash equivalents	(1,022)	(5,029)
Cash and cash equivalents at the beginning of year	12,322	17,351
Cash and cash equivalents at the end of year	$11,300	$12,322

Supplemental disclosures of cash flow information:
Interest paid	$16,225	$11,170
Income taxes paid	$3,314	$10,610
Non-cash investing and financing activities:
Exchange of senior secured notes for common stock	$6,602	$—
Capital assets acquired under equipment note payable	$—	$1,654
Capital assets acquired under capital leases	$—	$92
Capital assets included in accounts payable	$—	$2,434
Conversion of notes payable to related parties -- directors	$—	$500

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 1 — NATURE OF OPERATIONS

SAExploration Holdings, Inc. and its Subsidiaries (collectively, the “Corporation”) is an internationally-focused oilfield services company offering seismic data acquisition and logistical support services in Alaska, Canada, South America, and Southeast Asia to its customers in the oil and natural gas industry. In addition to the acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data on land, in transition zones between land and water, and offshore in depths reaching 3,000 meters, the Corporation offers a full-suite of logistical support and in-field data processing services. The Corporation operates crews around the world that utilize over 29,500 owned land and marine channels of seismic data acquisition equipment and other equipment as needed to complete particular projects. Seismic data is used by its customers, including major integrated oil companies, national oil companies and large international independent oil and gas exploration and production companies, to identify and analyze drilling prospects and maximize successful drilling. The results of the seismic surveys the Corporation conducts belong to its customers and are proprietary in nature; the Corporation does not acquire data for its own account or for future sale or maintain multi-client data libraries.

NOTE 2 — LIQUIDITY

Certain customers in the State of Alaska receive exploration tax credits which can be used to offset certain eligible costs related to the acquisition of seismic data generated by the Corporation (“Tax Credits”). These customers may utilize the proceeds from the Tax Credits to pay the accounts receivable due to the Corporation either from the cash received for the Tax Credits from the State of Alaska or more likely from the proceeds of a loan from a financial institution utilizing the Tax Credits as security. The customers manage the Tax Credit process, which includes filing an application, undergoing an audit and receiving a Tax Credit certificate for the permitted amount. Depressed oil and gas prices and uncertainty regarding the timing of any reimbursement from the State of Alaska may adversely affect a customer's ability to monetize these Tax Credits in a timely manner before the certificate is issued. Once the certificates are issued, there is a market for the certificates as producers may use the certificates as credits against production taxes due to the State of Alaska.

At December 31, 2015, accounts receivable of $50,407 were due from a customer for which the timing of collection by the Corporation is dependent on monetization of the Tax Credits. By statute 40% of the value of the applications for Tax Credits must be processed within 120 days of the filing and the remainder must be processed within 180 days after June 30 of the year earned; however, the ultimate disposition and timing of the process of the issuance of a Tax Credit certificate is outside the Corporation's control. The Corporation is currently working with its customer to find sources of financing for it to monetize the Tax Credits sooner than certificates are issued. If the customer is unable to monetize the Tax Credit by April 30, 2016, it is expected that the customer will assign the Tax Credits to the Corporation, after which it will be responsible for monetization of the Tax Credits. Due to the size of the accounts receivable amount subject to the timing issue, the Corporation may experience significant cash flow difficulties until the Tax Credits are monetized. As a result, the Corporation is currently working on ways to monetize the Tax Credits before issuance of the certificates, but there can be no assurance that it can do so and the Corporation may need to receive waivers or consents from its lender and possibly its note holders to do so. Nonetheless the Corporation believes that it is probable that the actions described above can be implemented to monetize the Tax Credits prior to the issuance of the certificates evidencing the Tax Credits.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SAExploration Holdings, Inc. and its wholly-owned subsidiaries as well as the variable interest entity discussed in Note 13 in which the Corporation is the primary beneficiary. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements of the Corporation have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Certain amounts in the consolidated balance sheet as of December 31, 2014 and notes to consolidated financial statements presented herein have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss attributable to the Corporation, comprehensive loss, stockholders' deficit, or cash flows.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Significant Risks and Uncertainties

The Corporation’s primary market risks include fluctuations in oil and natural gas commodity prices which affect demand for and pricing of services. Also, the Corporation conducts operations outside the United States, which exposes the Corporation to market risks from changes in exchange rates. All of the Corporation’s customers are involved in the oil and natural gas industry, which exposes the Corporation to credit risk because the customers may be similarly affected by changes in economic and industry conditions. Further, the Corporation generally provides services and extends credit to a relatively small group of key customers that account for a significant percentage of revenues and accounts receivable of the Corporation at any given time as discussed further in Note 15. Due to the nature of the Corporation’s contracts and customers’ projects, the largest customers can change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year. If any key customers were to terminate their contracts or fail to contract for future services due to changes in ownership or business strategy or for any other reason, the Corporation’s results of operations could be affected.

Cash and Cash Equivalents

The Corporation considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Corporation has cash in banks which may exceed insured limits established in the United States and foreign countries. The Corporation has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents. The Corporation conducts operations outside the United States, which exposes the Corporation to market risks from changes in exchange rates. As of December 31, 2015 and 2014, the balance of cash in subsidiaries outside of the United States totaled $3,275 and $5,032, respectively.

Restricted Cash

Restricted cash consists primarily of cash collateral for labor claims, office rental and customs bonds.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are uncollateralized obligations recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The cyclical nature of the Corporation’s industry may affect the Corporation’s customers’ operating performance and cash flows, which could impact the Corporation’s ability to collect on these obligations. Additionally, some of the Corporation’s customers are located in certain international areas that are inherently subject to economic, political and civil risks, which may impact the Corporation’s ability to collect receivables. Approximately 26% of the Corporation's trade accounts receivable at December 31, 2015 were from customers outside the United States. Substantially all of the Corporation's accounts receivable at December 31, 2014 were from customers outside the United States. The Corporation maintains an allowance for doubtful accounts for estimated losses in its accounts receivable portfolio. It utilizes the specific identification method for establishing and maintaining the allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

Revenue Recognition

The Corporation’s services are provided under master service agreements that set forth the respective obligations of the Corporation and its customers. A supplemental agreement is entered into for each data acquisition project which sets forth the terms of the specific project including the right of either party to cancel on short notice. Customer contracts for services vary in terms and conditions. Contracts are either “turnkey” (fixed price) agreements that provide for a fixed fee per unit of measure, or “term” (variable price) agreements that provide for a fixed hourly, daily or monthly fee during the term of the project. Under turnkey agreements, the Corporation recognizes revenue based upon output measures as work is performed. This method requires that the Corporation recognize revenue based upon quantifiable measures of progress, such as square or linear kilometers surveyed or each unit of data recorded. Expenses associated with each unit of measure are immediately recognized. If it is determined that a contract will have a loss, the entire amount of the loss associated with the contract is immediately recognized. Revenue under a “term” contract is billed as the applicable rate is earned under the terms of the agreement. Under contracts that require the customer to pay separately for the mobilization of equipment, the Corporation recognizes such mobilization fees as revenue during the performance of the seismic data acquisition, using the same output measures as for the seismic work. To the extent costs have been incurred under service contracts for which the revenue has not yet been earned, those costs are deferred on the balance sheet within deferred costs on contracts until the revenue is earned, at which point the costs are recognized as cost of services over the life of the contract or, until the Corporation determines the costs are not recoverable, at which time they are expensed.

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

Sales taxes collected from customers and remitted to government authorities are accounted for on a net basis and are excluded from revenue in the consolidated statements of operations.

Deferred Revenue

Deferred revenue primarily represents amounts billed or payments received for services in advance of the services to be rendered over a future period. Deferred revenue of $3,903 and $187 at December 31, 2015 and 2014, respectively, consists primarily of payments for mobilization and seismic services.

Multiple-Element Arrangements

The Corporation evaluates each contract to determine if the contract is a multiple-element arrangement requiring different accounting treatments for varying components of the contract. If a contract is deemed to have separate units of accounting, the Corporation allocates arrangement consideration based on their relative selling price and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting. The Corporation accounts for each contract element when the applicable criteria for revenue recognition have been met. During 2014, the Corporation delivered both professional services and equipment under a lease arrangement. The equipment leased under the contract was highly customized and specialized to perform specific surveying operations. The Corporation uses its best estimate of selling price when allocating multiple-element arrangement consideration. In estimating its selling price for the leased equipment, the Corporation considered the cost to acquire the equipment, the profit margin for similar arrangements, customer demand, effect of competitors on the Corporation’s equipment, and other market constraints.

Lease Income

As a result of the terms of its contracts, the Corporation may bill for the use of its equipment as part of the billing for its services. One of the Corporation’s contracts with a customer had such unique equipment needs that the equipment was separately listed and a composite rate established for all the equipment in the service contract. This contract reserves the use of this equipment solely for the customer during the first three years of the service contract ending in 2014. Equipment fee income, included in revenue, as a result of this contract was $0 and $3,175 for the years ended December 31, 2015 and 2014, respectively.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Corporation first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No long-lived assets were impaired during the years ended December 31, 2015 or 2014.

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

First, the fair value of the Reporting Unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the Reporting Unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of the Reporting Unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. The Corporation’s 2015 and 2014 evaluations of goodwill concluded that it was not impaired.

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

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Deferred Loan Issuance Costs

Deferred loan issuance costs are amortized over the term of the related debt and recorded in interest expense using the effective interest method.

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

Foreign Exchange Gains and Losses

The Corporation conducts operations outside the United States, which exposes the Corporation to market risks from changes in foreign exchange rates. The Corporation’s reporting currency is the U.S. dollar (“USD”). For foreign subsidiaries and branches using local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet dates. Revenues and expenses of these foreign subsidiaries are translated at average exchange rates for the period. Equity is translated at historical rates, and the resulting cumulative foreign currency translation adjustments resulting from this process are reported as a component of accumulated other comprehensive income (loss), net of income taxes. Therefore, the USD value of these items in the financial statements fluctuates from period to period, depending on the value of the USD against these functional currencies. The foreign subsidiaries and branches using USD as their functional currency are Bolivia, Peru, Malaysia, United Kingdom and Singapore.

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

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Variable Interest Entities

The Corporation evaluates its joint venture and other entities in which it has a variable interest (a “VIE”), to determine if it has a controlling financial interest and is required to consolidate the entity as a result. The reporting entity with a controlling financial interest in the VIE will have both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefit from the VIE that could potentially be significant to the VIE. See the discussion on the Corporation’s joint venture in Note 13.

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

The Corporation’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, accrued liabilities, borrowings under the revolving credit facility and an equipment note payable. Due to their short-term maturities, the carrying amounts of these financial instruments approximate fair value at the respective balance

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

sheet dates. The Corporation's financial instruments also include various issuances of notes payable. There were no Corporation financial instruments measured at fair value on a recurring basis at December 31, 2015 and 2014. The note payable to related parties – Former SAE stockholders were outstanding during 2014 and measured at fair value on a recurring basis until their repayment in July 2014.

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

Going Concern

In August 2014, the FASB issued new guidance on disclosures of uncertainties about an entity's ability to continue as a going concern. The guidance requires management's evaluation of whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. This assessment must be made in connection with preparing financial statements for each annual and interim reporting period. Management's evaluation should be based on the relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, but this doubt is alleviated by management's plans, the entity should disclose information that enables the reader to understand what the conditions or events are, management's evaluation of those conditions or events and management's plans that alleviate that substantial doubt. If conditions or events raise substantial doubt and the substantial doubt is not alleviated, the entity must disclose this in the footnotes. The entity must also disclose information that enables the reader to understand what the conditions or events are, management's evaluation of those conditions or events and management's plans that are intended to alleviate that substantial doubt. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Corporation does not expect adoption will have a material impact on its financial position, results of operations, cash flows or disclosures.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Debt Issuance Costs

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The guidance does not specifically address, and therefore does not affect, the balance sheet presentation of debt issuance costs for revolving debt arrangements. The new guidance is effective for financial statements issued in fiscal years beginning after December 15, 2015, and will be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. Upon adoption of the new guidance, the Corporation will report its unamortized deferred loan issuance costs on the senior secured notes as a reduction of the associated debt liability rather than as assets, resulting in an equal reduction in the Corporation's total assets and total liabilities compared to the prior presentation. The amount of Corporation deferred loan issuance costs on the senior secured notes, net of amortization, was $4,370 and $6,022 at December 31, 2015 and 2014, respectively. Other than this balance sheet reclassification, adoption of the guidance will have no impact on the Corporation's consolidated financial statements.

Deferred Income Taxes

In November 2015, the FASB issued new guidance on the balance sheet classification of deferred taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each taxing jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits companies from offsetting deferred tax liabilities from one taxing jurisdiction against deferred tax assets of another taxing jurisdiction. The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016, with earlier application permitted. The Corporation elected to apply this guidance to its financial statements for the quarter ended December 31, 2015 and retrospectively for all periods presented. As a result of the adoption of the new guidance, current deferred income tax assets and liabilities in the amount of $520 and $587, respectively, were reclassified to noncurrent deferred income tax assets and liabilities in the December 31, 2014 balance sheet. Other than these balance sheet reclassifications, adoption of the guidance had no impact on the Corporation's consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued new guidance on financial instruments which primarily changes the accounting for equity investments, financial liabilities recorded under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All entities can early adopt the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Early adoption of these provisions can be elected by public business entities for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. The Corporation does not expect adoption will have a material impact on its financial position, results of operations, cash flows or disclosures.

Leases

In February 2016, the FASB issued new guidance on lease accounting affecting lessees and lessors. Lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

months. As under current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease for lessees will primarily depend on its classification as a finance or operating lease. For operating leases, lessees will recognize a single total lease expense. For finance leases, lessees will recognize amortization of the right-of-use asset separately from interest on the lease liability. For both types of leases, lessees will recognize a right-of-use asset and a lease liability on its balance sheet. Lessor accounting under the new standard will remain similar to lessor accounting under current GAAP. The new standard contains changes that are intended to align lessor accounting with the lessee accounting model and the revenue recognition standard issued in 2014. For public companies, the new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Corporation is currently evaluating what impact adoption of this guidance will have on its financial position, results of operations, cash flows and disclosures.

NOTE 4 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Accounts Receivable

Accounts receivable is comprised of the following:

	December 31,
	2015	2014
Accounts receivable	$67,882	$73,584
Less allowance for doubtful accounts	—	—
Accounts receivable, net	$67,882	$73,584

Changes in the allowance for doubtful accounts were as follows:

	Years Ended December 31,
	2015	2014
Beginning balance	$—	$254
Charges to expense	—	—
Write-offs	—	254
Ending balance	$—	$—

Prepaid Expenses

Prepaid expenses include the following:

	December 31,
	2015	2014
Prepaid taxes	$95	$13,244
Deposits	195	868
Other	597	2,925
Total prepaid expenses	$887	$17,037

Property and Equipment

Property and equipment is comprised of the following:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 4 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS – (continued)

		December 31,
	Estimated Useful Life	2015	2014
Field operating equipment	3 – 10 years	$100,001	$100,379
Vehicles	3 – 5 years	16,041	15,851
Leasehold improvements	2 – 5 years	481	498
Software	3 – 5 years	1,906	2,672
Computer equipment	3 – 5 years	3,856	2,808
Office equipment	3 – 10 years	901	1,000
		123,186	123,208
Less: accumulated depreciation and amortization		(61,358)	(46,112)
Property and equipment, net		$61,828	$77,096

Total depreciation and amortization expense for the years ended December 31, 2015 and 2014 was $18,622 and $16,265, respectively, of which $18,137 and $15,205, respectively, was recorded in cost of services and $485 and $1,060, respectively, was recorded in selling, general and administrative expense.

Goodwill

Changes in the carrying value of goodwill were as follows:

Balance at December 31, 2013	$2,150
Foreign currency translation adjustment	(173)
Balance at December 31, 2014	1,977
Foreign currency translation adjustment	(319)
Balance at December 31, 2015	$1,658

There have been no goodwill impairment charges since the 2011 Datum Exploration Ltd. acquisition was initially recorded.

Intangible Assets

Changes in the carrying value of intangible assets and related accumulated amortization were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance at December 31, 2013	$1,587	$(327)	$1,260
Amortization expense	—	(114)	(114)
Foreign currency translation adjustment	(96)	—	(96)
Balance at December 31, 2014	1,491	(441)	1,050
Amortization expense	—	(99)	(99)
Foreign currency translation adjustment	(162)	—	(162)
Balance at December 31, 2015	$1,329	$(540)	$789

Intangible assets consist of customer relationships recorded in connection with the 2011 Datum Exploration Ltd. acquisition. The weighted average useful life of customer relationships at December 31, 2015 and 2014 was 13 years.

Future amortization expense is as follows:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 4 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS – (continued)

2016	$91
2017	91
2018	91
2019	91
2020	91
Thereafter	334
Total	$789

Deferred Loan Issuance Costs

Changes in deferred loan issuance costs and related accumulated amortization were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance at December 31, 2013	$12,029	$(2,914)	$9,115
Write-off of 2012 Credit Agreement deferred loan issuance costs due to repayment and termination of agreement	(12,029)	4,421	(7,608)
Senior secured notes loan issuance costs	6,691	—	6,691
Revolving credit agreement loan issuance costs	852	—	852
Amortization expense	—	(2,224)	(2,224)
Balance at December 31, 2014	7,543	(717)	6,826
Write-off of prorata portion of deferred loan issuance costs due to exchange of senior secured notes for common stock	(446)	103	(343)
Amortization expense	—	(1,592)	(1,592)
Balance at December 31, 2015	$7,097	$(2,206)	$4,891

The Corporation issued the senior secured notes in July 2014 and used a portion of the proceeds to repay the 2012 credit agreement prior to maturity. Upon repayment of the 2012 credit agreement, the balance of deferred loan issuance costs was charged to loss on early extinguishment of debt in the statement of operations for the year ended December 31, 2014. Loan issuance costs incurred for the senior secured notes and revolving credit agreement signed in November 2014 were capitalized during the year ended December 31, 2014 and are being amortized over five years and three years, respectively.

Accrued Liabilities

Accrued liabilities include the following:

	December 31,
	2015	2014
Accrued payroll liabilities	$5,794	$8,652
Accrued interest	6,463	7,489
Other accrued liabilities	5,561	3,413
Total accrued liabilities	$17,818	$19,554

NOTE 5 — REVOLVING CREDIT FACILITY

On November 6, 2014, SAExploration, Inc. (“Borrower”), SAExploration Holdings, Inc. (“Corporation”) and the Corporation’s other domestic subsidiaries and Wells Fargo Bank, National Association (“Lender”) entered into a Credit and Security Agreement (“Credit Agreement”). The Credit Agreement provides for a $20,000 revolving line of credit facility (the “Revolving Credit Facility”) secured by the Corporation’s and the Corporation's domestic subsidiaries' U.S. assets, including accounts receivable and

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 5 — REVOLVING CREDIT FACILITY – (continued)

equipment, subject to certain exclusions and exceptions as set forth in the Credit Agreement. The proceeds of the Revolving Credit Facility are used primarily to fund the Corporation’s working capital needs for its operations and for general corporate purposes. As of December 31, 2015 and 2014, borrowings of $7,899 and $0, respectively, were outstanding under the Revolving Credit Facility. The weighted average interest rate on borrowings outstanding as of December 31, 2015 was 3.61%.

Borrowings made under the Revolving Credit Facility bear interest, payable monthly, at a rate of daily three months LIBOR plus 3% (3.61% and 3.26% at December 31, 2015 and 2014, respectively). The Revolving Credit Facility has a maturity date of November 6, 2017, unless terminated earlier. The Corporation may request, and the Lender may grant, an increase to the maximum amount available under the Revolving Credit Facility in minimum increments of $1,000 not to exceed an additional $10,000 in the aggregate, so long as certain conditions as described in the Credit Agreement are met.

The Credit Agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee, which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Revolving Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. An aggregate of $100 and $0 were outstanding in letters of credit under the sub-facility as of December 31, 2015 and 2014, respectively.

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

The Credit Agreement contains covenants including, but not limited to (i) commitments to maintain and deliver to the Lender, as required, certain financial reports, records and other items, (ii) subject to certain exceptions under the Credit Agreement, restrictions on the ability of the Corporation to incur indebtedness, create or incur liens, enter into fundamental changes to corporate structure or to the nature of the business of the Corporation, dispose of assets, permit a change in control, acquire non-permitted investments, enter into affiliate transactions or make distributions, (iii) maintain the minimum EBITDA specified above and (iv) maintain eligible equipment, as defined, located in the State of Alaska with a value of at least 75% of the value of such equipment plus the value of equipment outside the United States which would be otherwise eligible under the Credit Agreement. The Credit Agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. The Corporation is in compliance with the Credit Agreement covenants as of December 31, 2015.

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

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 6 — NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2015	2014

Senior secured notes	$140,000	$150,000
Equipment note payable	—	1,654
Total notes payable outstanding	140,000	151,654
Less current portion of equipment note payable	—	1,654
Total long-term portion of notes payable	$140,000	$150,000

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

The Notes bear interest at the annual rate of 10% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. The Notes are guaranteed on a senior secured basis with a lien on substantially all assets of SAExploration Holdings, Inc. and each of its existing and future domestic subsidiaries, except for any immaterial subsidiaries ("Guarantors"). The liens securing the Notes are subject to certain exceptions and permitted liens, which are contractually subordinated to a first priority lien on certain U.S. assets securing the Revolving Credit Facility under the Intercreditor Agreement discussed in Note 5.The proceeds from the original issuance of the senior secured notes were used to pay the amounts outstanding under the 2012 Credit Agreement, pay the note payable to the Former SAE common stockholders, pay related fees and expenses, fund the purchase of equipment related to the Corporation’s Alaska operations, and for general corporate purposes.

On August 26, 2015, the Corporation entered into a privately-negotiated exchange agreement with certain funds managed by Fidelity Management & Research Company ("Holders") to exchange $10,000 principal amount of Notes ("Exchanged Notes") for 2,366,307 shares of the Corporation’s common stock ("Exchanged Stock"), as determined using a 30-day volume weighted average share price as of August 26, 2015. In connection with the exchange, the Corporation paid all accrued unpaid interest on the Exchanged Notes to the Holders in cash, and the Exchanged Notes were canceled. The Exchanged Stock was valued at $6,602 based on the $2.79 average share price on August 27, 2015, the closing date ("Closing Date") of the exchange. The exchange resulted in a gain on early extinguishment of debt of $3,014 in the year ended December 31, 2015, consisting of the difference between the principal amount of the Exchanged Notes less the fair value of the Exchanged Stock, reduced by the Exchanged Notes prorata portion of the Notes unamortized deferred loan issuance costs on the Closing Date of $343 and legal fees of $41.

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

The Indenture contains covenants which include limitations on the Corporation's ability to: (i) transfer or sell assets; (ii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iii) incur or guarantee additional indebtedness or, with respect to the Corporation's restricted subsidiaries, issue preferred stock; (iv) create or incur liens; (v) incur dividend or other payment restrictions affecting its restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of its or its subsidiaries’ assets; (vii) enter into transactions with affiliates; (viii) engage in business other than its current business and reasonably related extensions thereof; and (ix) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Notes. The Corporation is in compliance with the Indenture covenants as of December 31, 2015.

Equipment Note Payable

On November 18, 2014, the Corporation entered into a note payable to Sercel, Inc. in the amount of $1,838, bearing interest at the annual rate of 8%. The note payable was secured by geophones and related accessories which were delivered in December 2014. A payment of $184 was made upon delivery of the equipment with principal and interest payments of $144 due monthly thereafter. The note was paid in full in December 2015.

Notes Payable under 2012 Credit Agreement

On November 28, 2012, Former SAE entered into a four year term Credit Agreement for $80,000 (as amended, the “2012 Credit Agreement”), bearing interest at 13.5%. The 2012 Credit Agreement was collateralized by all the assets of Former SAE. The Corporation joined the 2012 Credit Agreement in the same capacity as Former SAE upon consummation of the Merger discussed below under Notes Payable to Former SAE Common Stockholders. The 2012 Credit Agreement required quarterly principal payments of $200 plus 0.25% of any additional amounts borrowed, with the remaining unpaid balance due at maturity in 2016. Under the terms of the 2012 Credit Agreement, warrants were issued for 1% of Former SAE common stock deemed outstanding, which included any securities or contract of a dilutive nature that were exercisable.

Loan issuance costs totaling $12,029 were deferred and amortized over the four year term of the notes using the effective interest method. The discount associated with the 2012 Credit Agreement was amortized over its four year term using the effective interest method.

Under the 2012 Credit Agreement, the Corporation could elect to treat up to 2.5% of the interest expense incurred as payment in kind (“PIK”), which resulted in the elected interest amount recorded as interest expense and added to the balance of the note. For the year ended December 31, 2014, the Corporation elected to exercise the PIK option in the amount of $1,022.

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

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 6 — NOTES PAYABLE – (continued)

Notes Payable to Related Parties

Note Payable to Former SAE Common Stockholders

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

On June 24, 2013, as Merger consideration to the Former SAE common stockholders, the Corporation issued a $17,500 unsecured promissory note due June 24, 2023 to CLCH, the Former SAE stockholders' representative, bearing interest at the annual rate of 10.0%. At the date of issuance, the Corporation elected the fair value option for recording the note. As of the issuance date, the fair value of the promissory note was determined to be $11,775, utilizing a net present value approach based on a discount rate of 17.6%. In calculating the net present value, the Corporation used the average yield for similar instruments to determine the discount rate. The resulting change in fair value was reported in the results of operations under change in fair value of note payable to related parties. All amounts outstanding under the note payable to Former SAE common stockholders were repaid on July 2, 2014 from proceeds of the Notes, and the promissory note was cancelled.

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

Notes Payable to Directors

Prior to the Merger, Eric S. Rosenfeld, the Corporation’s Chairman of the Board and Chief Executive Officer (director post-Merger), and David D. Sgro, the Corporation’s Chief Financial Officer and a director (director post-Merger), held non-interest bearing convertible promissory notes for working capital loans to the Corporation in principal amounts totaling $300 and $200, respectively. As of October 10, 2013, the convertible promissory notes were amended to extend the maturity date to December 31, 2013 and to allow the principal balance of the notes to be converted, at the holder’s option, to an aggregate of up to 1,000,000 warrants (the “Convertible Debt Warrants”). Each Convertible Debt Warrant was exercisable for one share of the Corporation's common stock either at a cash exercise price of $12.00 or on a cashless basis as defined in the warrant, at the holder’s option. On January 8, 2014, Messrs. Rosenfeld and Sgro elected to convert the full principal balance of the notes into warrants to purchase an aggregate of 1,000,000 shares of the Corporation's common stock, and tendered such warrants in a cashless transaction for an aggregate of 100,000 shares of the Corporation's common stock as part of the warrant exchange completed in February 2014 as described in Note 10.

Future Principal Payments for Notes Payable

Required future principal payments for notes payable outstanding at December 31, 2015 are as follows during the years ending December 31:

Amount
2016	$—
2017	—
2018	—
2019	140,000
2020	—
Thereafter	—
Total	$140,000

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 7 — LEASES

Capital Leases

The Corporation leases certain machinery and equipment under agreements that are classified as capital leases. As of December 31, 2015, the future minimum lease payments required under the capital leases and the present value of the net minimum lease payments for the years ending December 31 are as follows:

Amount
2016	$130
2017	53
2018	—
2019	—
2020	—
Thereafter	—
Total minimum lease payments	183
Less: amount representing interest	(13)
Present value of net minimum lease payments	170
Less: current maturities of capital lease obligations	(115)
Long-term capital lease obligations	$55

Assets recorded under capital leases and included in property and equipment in the Corporation’s consolidated balance sheets consist of the following:

	December 31,
	2015	2014
Field operating equipment	$—	$757
Vehicles	373	403
Computer equipment	—	235
Office equipment	102	122
Total cost of property and equipment under capital leases	475	1,517
Less: accumulated amortization	(256)	(639)
Property under capital leases, net	$219	$878

Operating Leases

The Corporation has several noncancelable operating leases, primarily for office, warehouse space, and corporate apartments that are set to expire over the next five years. These leases generally contain renewal options for a one-year period and require the Corporation to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2015 and 2014 was $7,288 and $53,351, respectively.

As of December 31, 2015, future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the years ending December 31 are as follows:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 7 — LEASES – (continued)

Amount
2016	$1,958
2017	1,790
2018	1,538
2019	884
2020	202
Thereafter	—
Total future minimum lease payments	$6,372

NOTE 8     — EARNINGS PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) attributable to the Corporation by the weighted average number of common shares outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) attributable to the Corporation by the sum of the weighted-average number of shares outstanding during each period and the dilutive potential common shares outstanding during the period determined under the treasury stock method. In loss periods, basic net loss and diluted net loss are the same since the effect of potential common shares is anti-dilutive and therefore excluded.

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

The computation of basic and diluted net loss per share is as follows:

	Net Loss Attributable to the Corporation	Shares	Per Share
Year Ended December 31, 2015:
Basic loss per share	$(9,875)	15,766,764	$(0.63)
Effect of dilutive securities	—	—	—
Diluted loss per share	$(9,875)	15,766,764	$(0.63)

Year Ended December 31, 2014:
Basic loss per share	$(41,753)	14,697,061	$(2.84)
Effect of dilutive securities	—	—	—
Diluted loss per share	$(41,753)	14,697,061	$(2.84)

Warrants to purchase 581,807 shares of common stock were excluded from the calculation of diluted net loss per share for the years ended December 31, 2015 and 2014 since the $12.00 warrant exercise price was higher than the weighted average share price during the respective periods, thus being anti-dilutive. Options to purchase 241,642 shares of common stock were excluded from the calculation of diluted net loss per share for the year ended December 31, 2015 since the $4.12 option exercise price was higher than the weighted average share price during the period the options were outstanding, thus being anti-dilutive. Unvested restricted stock units representing 217,411 issuable shares were excluded from the calculation of diluted net loss per share for the year ended December 31, 2015 since they were anti-dilutive.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 9 — INCOME TAXES

Income (loss) before income taxes attributable to U.S. (including its foreign branches) and foreign operations are as follows:

	Years Ended December 31,
	2015	2014
U.S.	$15,263	$(50,154)
Foreign	(18,012)	24,635
Total	$(2,749)	$(25,519)

No income taxes are attributable to the noncontrolling interest.

The provision for income taxes shown in the consolidated statements of operations and comprehensive income (loss) consists of current and deferred expense (benefit) as shown in the following table:

	Years Ended December 31,
	2015	2014
Current income tax expense:
U.S. – federal and state	$242	$307
Foreign	3,923	13,714
Total current income tax expense	4,165	14,021
Deferred income tax benefit:
U.S. – federal and state	—	—
Foreign	(1,472)	(1,145)
Total deferred income tax benefit	(1,472)	(1,145)
Total provision for income taxes	$2,693	$12,876

A reconciliation of the provision for income tax expense (benefit) expected at the U.S. federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2015	2014
Expected income tax benefit at 35%	$(962)	$(8,932)
Effects of expenses not deductible for tax purposes	2,850	1,431
Tax effect of valuation allowance on deferred tax assets	414	18,725
Effects of differences between U.S. and foreign tax rates, net of federal benefit	(917)	1,652
Foreign withholding and AMT	1,501	—
Other adjustments	(193)	—
Provision for income taxes	$2,693	$12,876

The net deferred tax assets consist of the following:

	December 31,
	2015	2014
Noncurrent deferred tax asset, net	$3,756	$2,229
Noncurrent deferred tax liability, net	(55)	—
Net deferred tax asset	$3,701	$2,229

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 9 — INCOME TAXES – (continued)

	December 31,
	2015	2014
Deferred tax assets:
Deferred charges	$1,316	$1,191
Stock compensation expense	98	—
Other accruals	2,427	1,774
Research and development credits	2,406	2,406
Capital lease obligation	134	124
Foreign tax credit and AMT credit carry forwards	13,188	12,538
Financing costs	1,974	—
Unrealized loss on foreign currency transactions	914	507
Property and equipment	—	1,981
Net operating loss carry forwards	14,093	13,749
Total deferred tax assets	36,550	34,270
Less: valuation allowance	(26,137)	(25,723)
Total deferred tax assets, net	10,413	8,547
Deferred tax liabilities:
Other receivables	—	(329)
Property and equipment	(6,372)	(5,416)
Deferred contract costs	—	(258)
Intangible assets	(340)	(315)
Total deferred tax liabilities	(6,712)	(6,318)
Net deferred tax assets	$3,701	$2,229

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Corporation has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. From its evaluation, the Corporation has concluded that based on the weight of available evidence, it is not more likely than not to realize the benefit of its deferred tax assets recorded in the United States, Malaysia, Brazil and Canada at December 31, 2015. Accordingly, the Corporation had a valuation allowance totaling $26,137 and $25,723 at December 31, 2015 and 2014, respectively. Should the factors underlying management’s analysis change, future valuation adjustments to the Corporation’s net deferred tax assets may be necessary. The valuation allowance was increased by $414 and $18,725 during the years ended December 31, 2015 and 2014, respectively.
The Corporation is subject to examination in all jurisdictions in which it operates. The Corporation is no longer subject to examination by the Internal Revenue Service or other foreign taxing authorities in which it files for years prior to 2008.
Foreign earnings are considered to be permanently reinvested in operations outside the United States and therefore the Corporation has not provided for U.S. income taxes on these unrepatriated foreign earnings.
The details of the Corporation’s tax attributes are shown below:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 9 — INCOME TAXES – (continued)

	December 31,
Net Operating Loss Carryforwards:	2015	2014
United States	$17,752	$25,462
Canada	5,408	2,750
Malaysia	5,726	5,412
Brazil	6,894	2,595
Others	7,038	4,670
Total	$42,818	$40,889

	December 31,
Foreign Tax Credits Carryforwards:	2015	2014
United States	$11,604	$11,519
Canada	641	641
United Kingdom	356	356
Total	$12,601	$12,516

	December 31,
Net Deferred Tax Assets (Liabilities):	2015	2014
Bolivia	$1,467	$—
Canada	—	337
Colombia	1,735	208
Malaysia	(55)	429
Peru	554	792
Others	—	463
Total	$3,701	$2,229

Uncertain tax positions and the related interest and penalties are provided for based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent interest and penalties are assessed with respect to the uncertain tax positions, amounts accrued are reflected as income tax expense. Based on the Corporation’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Corporation’s consolidated financial statements during the years ended December 31, 2015 and 2014.

The total amount of accrued interest and penalties included in accrued expenses as of December 31, 2015 and 2014 was $0 and $51, respectively. Interest and penalties recognized as expense amounted to $135 and $83 for the years ended December 31, 2015 and 2014, respectively.
Net Operating Losses

As of December 31, 2015, the Corporation had U.S. federal tax net operating loss (“NOLs”) carryforwards of approximately $17,752, which begin to expire in fiscal year 2034. These net operating loss carryforwards, subject to certain requirements and restrictions, including limitations on their use in the event of future ownership changes, may be used to offset future taxable income and thereby reduce the Corporation’s U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carry forwards to reduce its tax liability.
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

The units, consisting of one share of common stock and one warrant, were mandatorily separated into their component parts effective March 26, 2012. Following the completion of a business combination, the Corporation then could call the Public Warrants for redemption at $0.01 per warrant if the last sale price of the Corporation's common stock equals or exceeds $12.50 per share, for any 20 trading days within a 30 consecutive trading day period. If the Warrants are called for redemption, the Corporation will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis".  The terms of the Private Warrants and Convertible Debt Warrants are identical to the Public Warrants, except that such warrants are exercisable for cash or on a “cashless basis,” at the holder’s option, and are not redeemable by the Corporation, in each case so long as the warrants are still held by the initial purchasers or their affiliates.

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

On January 7, 2014, the Corporation commenced an offer to exchange the Trio Merger Corp. warrants for its common stock as discussed under Warrant Exchange below. After completion of the Warrant Exchange, 581,807 of the original Trio Merger Corp. Public Warrants remain outstanding and expire on June 24, 2016. As of December 31, 2015 and 2014, a total of 581,807 warrants were outstanding at the end of both years.

Convertible Debt Warrants

As discussed in Note 6, convertible promissory notes totaling $500 were amended as of October 10, 2013 to extend the maturity date to December 31, 2013 and to allow the principal balance of the notes to be converted, at the holder’s option, to an aggregate of 1,000,000 warrants. Each Convertible Debt Warrant was exercisable for one share of the Corporation's common stock either at a cash exercise price of $12.00 or on a cashless basis as defined in the warrant, at the holder’s option. On January 8, 2014, Messrs. Rosenfeld and Sgro elected to convert the full principal balance of the notes into warrants to purchase an aggregate of 1,000,000 shares of the Corporation's common stock, and tendered such warrants in a cashless transaction for an aggregate of

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 10 — WARRANTS – (continued)

100,000 shares of the Corporation's common stock as part of the Warrant Exchange discussed below. This transaction resulted in no gain or loss as the conversion feature was in the original convertible promissory note agreements.

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

Former SAE Warrants

Two classes of liability warrants were issued in 2012 convertible into an aggregate of 2% of Former SAE’s common stock deemed outstanding at the time of the exercise, including any securities or contracts of a dilutive nature, whether or not exercisable at the time of the determination. The warrants have an exercise price of $0.01 a share. A portion of the merger consideration payable at Closing was allocable to liability warrant holders of Former SAE that were not converted or exchanged prior to the Merger. As of December 31, 2015, a total of 25,890 shares of common stock were held in escrow pending the conversion or exercise of those derivative securities (the “Merger Consideration Escrow”). The escrow agreement provides that CLCH, LLC ("CLCH"), as nominee of the Corporation, will have voting control over all shares of the Corporation's common stock held in the Merger Consideration Escrow.

NOTE 11 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Corporation is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Corporation’s Board of Directors. As of December 31, 2015, there are no shares of preferred stock issued or outstanding.
Common Stock

The Corporation is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2015, a total of 17,451,353 shares were issued and outstanding.

Merger Indemnification Escrow

In connection with the Merger, 545,635 shares of Corporation common stock issued to Former SAE stockholders at Closing were deposited in escrow to secure the indemnification obligations under the Merger Agreement. As of December 31, 2015, 272,817 shares of Corporation common stock remain in escrow which will be released 30 days after the Corporation files its annual report on Form 10-K for its 2015 fiscal year, less any shares reserved to satisfy tax or environmental indemnification claims made prior to such date.
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

NOTE 12 — SHARE-BASED COMPENSATION

Non-Employee Director Share Incentive Plan

Effective November 1, 2013, stockholders approved the Corporation’s non-employee director share incentive plan, which provides for discretionary grants of stock awards to the Corporation’s independent non-employee directors as determined by the Corporation’s board of directors. The awards may take the form of unrestricted or restricted shares of the Corporation’s unissued common stock or options to purchase shares of the Corporation’s unissued common stock. The Corporation has reserved 400,000 shares of common stock for issuance under the 2013 Non-Employee Director Plan, of which 238,300 shares remain for issuance as of December 31, 2015.

During 2015, 83,680 restricted shares were issued under the plan which vested immediately upon issuance, resulting in share-based compensation expense of $200 for the year ended December 31, 2015. The restricted shares granted and vested had a weighted-average grant date fair value of $2.39. During 2014, 51,948 restricted shares were issued under the plan which vested immediately upon issuance, resulting in share-based compensation expense of $200 for the year ended December 31, 2014. The restricted shares granted and vested had a weighted-average grant date fair value of $3.85. Share-based compensation expense for the 2013 Non-Employee Director Plan is reported under selling, general and administrative expense.

2013 Long-Term Incentive Compensation Plan

On June 21, 2013, the stockholders approved the Corporation’s 2013 Long-Term Incentive Compensation Plan ("Plan") for the benefit of certain employees performing services for the Corporation. The Plan reserves up to 792,513 unissued shares of Corporation common stock for issuance in accordance with the Plan’s terms including a maximum of up to 396,256 shares that may be issued pursuant to awards of restricted stock. On June 29, 2015, the initial awards were granted under the Plan of 241,642 stock options with an exercise price of $4.12 and 326,117 restricted stock units. The awards vest one-third on each of ninety days, one year, and two years after the date of grant. At December 31, 2015, 224,754 shares of Corporation common stock are available for future awards under the Plan, of which a maximum of 70,139 shares of restricted stock may be awarded.

Share-Based Compensation Expense

Share-based compensation expense for stock option, restricted stock and restricted stock unit awards was as follows:

	Years Ended December 31,
	2015	2014
Cost of services	$—	$—
Selling, general and administrative expenses	1,061	200
Total share-based compensation expense	1,061	200
Income tax benefit	(371)	(70)
Increase in net loss	$690	$130

Increase in net loss per share:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

Stock Options

A summary of stock option activity for the year ended December 31, 2015 was as follows:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 12 — SHARE–BASED COMPENSATION – (continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	—	$—		—	$—
Granted	241,642	$4.12	$1.49
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding at December 31, 2015	241,642	$4.12		9.5	$—
Exercisable at December 31, 2015	80,548	$4.12		9.5	$—

The total grant date fair value of stock options awarded during 2015 was $359. The total fair value of stock options vested during 2015 was $120.

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

At December 31, 2015, there was approximately $149 of unrecognized compensation expense, net of estimated forfeitures, for unvested stock option awards with a weighted average vesting period of 1.5 years.

Restricted Stock Units

A summary of restricted stock units activity for the year ended December 31, 2015 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	—	$—
Granted	326,117	$3.40
Vested	(108,703)	$3.40
Forfeited	—	$—
Nonvested at December 31, 2015	217,414	$3.40

The total grant date fair value of stock units awarded during 2015 was $1,109. The total fair value of stock units vested during 2015 was $310. At December 31, 2015, there was approximately $459 of unrecognized compensation expense, net of estimated forfeitures, for unvested restricted stock unit awards with a weighted average vesting period of 1.5 years.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 13 — NONCONTROLLING INTEREST

Effective November 19, 2012, an agreement was entered into between a subsidiary of the Corporation and Kuukpik Corporation (“Kuukpik”) to form a separate legal entity (“Joint Venture”) for the purpose of performing contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the North Slope of Alaska (onshore or offshore) for a period of five years. The Corporation and Kuukpik’s percentage ownership interest in the Joint Venture are 49% and 51%, respectively. The sole source of revenue of the Joint Venture is contracts performed by the Corporation. Pre-award costs incurred on potential contracts by Kuukpik and the Corporation are absorbed by each party and not by the Joint Venture. The Joint Venture receives 10% of gross revenues of all North Slope of Alaska contracts performed by the Corporation, which is distributed to Kuukpik and the Corporation based on their relative ownership percentages. Risk of loss on a contract, including credit risk, is the Corporation's sole responsibility. Based on its power to influence the significant business activities of the Joint Venture and its responsibility to absorb contract losses, the Corporation was determined to be the primary beneficiary under GAAP and as such consolidates the Joint Venture. The results of the Joint Venture are combined with the Corporation and all intercompany transactions are eliminated upon consolidation. Amounts reflected for the Joint Venture in the consolidated financial statements consist of the balances reported under net income attributable to noncontrolling interest for the years ended December 31, 2015 and 2014 and noncontrolling interest on the December 31, 2015 and 2014 balance sheets.

NOTE 14 — EMPLOYEE BENEFITS
The Corporation offers a Retirement Registered Saving Plan for all eligible employees of its Canadian operations. The Corporation matches each employee’s contributions up to the maximum allowed under the plan or until the Canada Revenue Agency annual limit is reached. For the years ended December 31, 2015 and 2014, the Corporation expensed matching contributions totaling of $153 and $327, respectively.
The Corporation offers a 401(k) Plan for all eligible employees of its U.S. operations. The Corporation matches each employee’s contributions up to the maximum allowed under the plan. For the years ended December 31, 2015 and 2014, the Corporation expensed matching contributions totaling $112 and $169, respectively.
NOTE 15 — GEOGRAPHIC AND RELATED INFORMATION

A summary of revenue and identifiable assets by geographic areas is as follows:

	Revenue from Services		Identifiable Assets
	Years Ended December 31,		December 31,
	2015	2014	2015	2014
North America:
United States	$162,066	$107,515	$54,664	$68,118
Canada	11,350	20,289	4,050	5,722
Total	173,416	127,804	58,714	73,840
South America:
Peru	15,218	117,829	1,878	3,448
Colombia	7,065	68,415	3,970	7,877
Bolivia	2,822	60,080	1,051	558
Other	2,147	11,942	2,390	134
Total	27,252	258,266	9,289	12,017
Southeast Asia:
Malaysia	27,469	350	1,300	1,071
Other	—	400	13	21
Total	27,469	750	1,313	1,092
Consolidated	$228,137	$386,820	$69,316	$86,949
Total excluding United States	$66,071	$279,305	$14,652	$18,831

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 15 — GEOGRAPHIC AND RELATED INFORMATION – (continued)

Revenue is presented based on the location of the services provided. Identifiable assets include property and equipment, intangible assets and goodwill.

A summary of customers with revenue or accounts receivable in excess of 10% of the consolidated total for 2015 and 2014 is as follows:

	Revenue from Services		Accounts Receivable, Net
	Years Ended December 31,		December 31,
	Amount	% of Consolidated	Amount	% of Consolidated
2015
Customer A	$83,851	37%	$50,407	74%
Customer B	$40,050	18%
Customer C	$27,469	12%
Customer D	$23,400	10%
2014
Customer E	$131,756	34%	$10,763	15%
Customer F	$49,917	13%	$25,128	34%
Customer G			$9,465	13%
Customer H			$7,360	10%

NOTE 16 — FINANCIAL INSTRUMENTS

Corporation financial instruments measured at fair value on a recurring basis are as follows:

		Fair Value
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Note payable to related parties – Former SAE common stockholders:
Balance at December 31, 2013	$12,406	$—	$—	$12,406
Realized loss	5,094	—	—	5,094
Repayment of notes	(17,500)	—	—	(17,500)
Balance at December 31, 2014	$—	$—	$—	$—

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

Corporation financial instruments recorded at historical cost consist of the Notes issued on June 19, 2015. At December 31, 2015, the carrying value of the Notes was $140,000 and the estimated fair value was $93,842. The fair value is determined by a market

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 16 — FINANCIAL INSTRUMENTS – (continued)

approach using dealer quoted period-end bond prices. This instrument is classified as Level 2 as valuation inputs for fair value measurements are dealer quoted market prices at December 31, 2015 obtained from independent third party sources. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

NOTE 17 — RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the years ended December 31, 2015 and 2014 and are primarily related to the Merger transaction which closed on June 24, 2013 or events prior to the Merger. All positions and directorships referenced below are with the Corporation unless otherwise indicated.

In connection with the Merger, the outstanding Series A Convertible Preferred Stock of Former SAE (the “Preferred Shares”) owned by CLCH, LLC (“CLCH”), which is controlled by Jeff Hastings, Executive Chairman of the Board and Director, was redeemed for $5,000 and retired. Cumulative dividends on the Preferred Shares in the amount of $1,072 were accrued in 2013 and paid to CLCH on July 2, 2014.

In connection with the Merger, the Corporation issued a promissory note in the principal amount of $17,500 to CLCH, as a representative of the Former SAE common stockholders, as Merger consideration to the Former SAE common stockholders as discussed further in Note 6. The promissory note was repaid with interest on July 2, 2014, at which time principal and interest in the amount of $9,873, $3,581, $853, $127 and $93 was received by CLCH; Seismic Management, LLP (“Seismic”), which is controlled by Brian A. Beatty, Chief Executive Officer, President and Director; Brent Whiteley, Chief Financial Officer, General Counsel and Secretary and a Director; Mike Scott, Executive Vice President-Operations, and Darrin Silvernagle, Executive Vice President-Marine, respectively.

Prior to the Merger, Eric S. Rosenfeld, Chairman of the Board and Chief Executive Officer prior to the Merger and now a Director, and David D. Sgro, Chief Financial Officer and a Director prior to the Merger and currently a Director, held convertible promissory notes for working capital advanced to the Corporation in the amounts of $300 and $200, respectively, as discussed further in Note 6. On January 8, 2014, Messrs. Rosenfeld and Sgro elected to convert the full principal balance of the notes into warrants to purchase an aggregate of 1,000,000 shares of the Corporation's common stock, and tendered such warrants in a cashless exchange for an aggregate of 100,000 shares of the Corporation's common stock as part of the Warrant Exchange completed in February 2014 as discussed in Note 10.

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

NOTE 18 — COMMITMENTS AND CONTINGENCIES

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

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 19 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In July 2014, the Corporation sold $150,000 of senior secured notes due in 2019. On June 19, 2015, all outstanding senior secured notes were exchanged for an equal amount of new senior secured notes ("Notes"), which are substantially identical in terms to the existing senior secured notes except that the Notes are registered under the Securities Act. The Notes were issued by SAExploration Holdings, Inc. and are guaranteed by its 100% owned U.S. subsidiaries: SAExploration Sub, Inc.; SAExploration, Inc.; NES LLC; and SAExploration Seismic Services (U.S.), Inc. (“the Guarantors”). The Guarantors have fully and unconditionally guaranteed the payment obligations of SAExploration Holdings, Inc. on a joint and several basis with respect to these debt securities. As of December 31, 2014, foreign branches of the Guarantors in Bolivia, Colombia and Peru have been reorganized as 100% owned foreign subsidiaries of SAExploration, Inc. and are reported under "Other Subsidiaries" in the condensed consolidated financial statements for all periods presented.

The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•
SAExploration Holdings, Inc. (Reflects investments in subsidiaries utilizing the equity method of accounting. The equity in earnings of subsidiaries is recognized for the period beginning after the Closing of the Merger on June 24, 2013 as discussed in Note 6).

•	Guarantor subsidiaries (Reflects investments in subsidiaries utilizing the equity method of accounting).

•	All other subsidiaries of SAExploration Holdings, Inc. that are not Guarantors.

•	The consolidating adjustments necessary to present SAExploration Holdings, Inc. and subsidiaries' financial statements on a consolidated basis.

The condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes. Certain amounts in the condensed consolidated balance sheets as of December 31, 2014 presented herein have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss attributable to the Corporation, comprehensive income (loss), stockholders' deficit, or cash flows.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 19 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	December 31, 2015
Balance Sheet	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$8,025	$3,275	$—	$11,300
Restricted cash	—	—	518	—	518
Accounts receivable, net	—	51,198	16,684	—	67,882
Deferred costs on contracts	—	390	4,745	—	5,135
Prepaid expenses	26	181	680	—	887
Total current assets	26	59,794	25,902	—	85,722
Property and equipment, net	—	49,623	12,205	—	61,828
Investment in subsidiaries	(15,022)	58,752	7,500	(51,230)	—
Intercompany receivables	115,691	—	—	(115,691)	—
Intangible assets, net	—	—	789	—	789
Goodwill	—	—	1,658	—	1,658
Deferred loan issuance costs, net	4,370	521	—	—	4,891
Deferred income tax assets	—	—	3,756	—	3,756
Other assets	—	150	—	—	150
Total assets	$105,065	$168,840	$51,810	$(166,921)	$158,794

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$7,253	$9,322	$—	$16,575
Accrued liabilities	6,495	7,336	3,987	—	17,818
Income and other taxes payable	13	376	2,197	—	2,586
Borrowings under revolving credit facility	—	7,899	—	—	7,899
Current portion of capital leases	—	57	58	—	115
Deferred revenue	—	—	3,903	—	3,903
Total current liabilities	6,508	22,921	19,467	—	48,896
Senior secured notes payable	140,000	—	—	—	140,000
Long-term portion of capital leases	—	39	16	—	55
Intercompany payables	—	69,417	46,274	(115,691)	—
Deferred income tax liabilities	—	—	55	—	55
Total liabilities	146,508	92,377	65,812	(115,691)	189,006
Stockholders’ equity (deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	35,763	43,861	22,708	(66,569)	35,763
Retained earnings (accumulated deficit)	(77,208)	28,169	(32,439)	15,339	(66,139)
Accumulated other comprehensive loss	—	—	(4,271)	—	(4,271)
Total stockholders’ equity attributable to the Corp.	(41,443)	72,030	(14,002)	(51,230)	(34,645)
Noncontrolling interest	—	4,433	—	—	4,433
Total stockholders’ equity (deficit)	(41,443)	76,463	(14,002)	(51,230)	(30,212)
Total liabilities and stockholders’ equity (deficit)	$105,065	$168,840	$51,810	$(166,921)	$158,794

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 19 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	December 31, 2014
Balance Sheet	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7,289	$5,033	$—	$12,322
Restricted cash	—	—	723	—	723
Accounts receivable, net	70	1,871	71,643	—	73,584
Deferred costs on contracts	—	3,626	1,005	—	4,631
Prepaid expenses	31	536	16,470	—	17,037
Total current assets	101	13,322	94,874	—	108,297
Property and equipment, net	—	61,292	15,804	—	77,096
Investment in subsidiaries	(14,245)	80,003	3,510	(69,268)	—
Intercompany receivables	126,466	—	—	(126,466)	—
Intangible assets, net	—	—	1,050	—	1,050
Goodwill	—	—	1,977	—	1,977
Deferred loan issuance costs, net	6,022	804	—	—	6,826
Deferred income tax assets	15	626	1,588	—	2,229
Total assets	$118,359	$156,047	$118,803	$(195,734)	$197,475

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$9,429	$24,826	$—	$34,255
Accrued liabilities	7,519	2,592	9,443	—	19,554
Income and other taxes payable	—	42	20,219	—	20,261
Equipment note payable	—	1,654	—	—	1,654
Current portion of capital leases	—	49	411	—	460
Deferred revenue	—	—	187	—	187
Total current liabilities	7,519	13,766	55,086	—	76,371
Senior secured notes	150,000	—	—	—	150,000
Long-term portion of capital leases	—	96	89	—	185
Intercompany payables	—	66,006	60,460	(126,466)	—
Total liabilities	157,519	79,868	115,635	(126,466)	226,556
Stockholders’ equity (deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	28,185	43,861	17,493	(61,354)	28,185
Retained earnings (accumulated deficit)	(67,347)	28,960	(9,963)	(7,914)	(56,264)
Accumulated other comprehensive loss	—	—	(4,362)	—	(4,362)
Total stockholders’ equity attributable to the Corp.	(39,160)	72,821	3,168	(69,268)	(32,439)
Noncontrolling interest	—	3,358	—	—	3,358
Total stockholders’ equity (deficit)	(39,160)	76,179	3,168	(69,268)	(29,081)
Total liabilities and stockholders’ equity (deficit)	$118,359	$156,047	$118,803	$(195,734)	$197,475

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 19 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	Year Ended December 31, 2015
Income Statement	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenue from services	$—	$162,067	$66,070	$—	$228,137
Cost of services	—	118,845	58,529	—	177,374
Gross profit	—	43,222	7,541	—	50,763
Selling, general and administrative expenses	1,545	14,485	19,144	—	35,174
Income (loss) from operations	(1,545)	28,737	(11,603)	—	15,589
Other expense, net	(7,535)	(4,394)	(6,409)	—	(18,338)
Equity in income (losses) of investments	(777)	(18,676)	—	19,453	—
Income (loss) before income taxes	(9,857)	5,667	(18,012)	19,453	(2,749)
Provision for income taxes	18	2,011	664	—	2,693
Net income (loss)	(9,875)	3,656	(18,676)	19,453	(5,442)
Less: net income attributable to noncontrolling interest	—	4,433	—	—	4,433
Net income (loss) attributable to the Corporation	$(9,875)	$(777)	$(18,676)	$19,453	$(9,875)

Comprehensive net income (loss)	$(9,875)	$3,656	$(18,585)	$19,453	$(5,351)
Less: comprehensive net income attributable to noncontrolling interest	—	4,433	—	—	4,433
Comprehensive net income (loss) attributable to the Corporation	$(9,875)	$(777)	$(18,585)	$19,453	$(9,784)

	Year Ended December 31, 2014
Income Statement	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenue from services	$—	$107,514	$279,306	$—	$386,820
Cost of services	—	95,462	235,667	(519)	330,610
Gross profit	—	12,052	43,639	519	56,210
Selling, general and administrative expenses	418	10,504	28,621	—	39,543
Income (loss) from operations	(418)	1,548	15,018	519	16,667
Other expense, net	(11,230)	(24,710)	(5,727)	(519)	(42,186)
Equity in income (losses) of investments	(30,105)	17	—	30,088	—
Income (loss) before income taxes	(41,753)	(23,145)	9,291	30,088	(25,519)
Provision for income taxes	—	3,602	9,274	—	12,876
Net income (loss)	(41,753)	(26,747)	17	30,088	(38,395)
Less: net income attributable to noncontrolling interest	—	3,358	—	—	3,358
Net income (loss) attributable to the Corporation	$(41,753)	$(30,105)	$17	$30,088	$(41,753)

Comprehensive net income (loss)	$(41,753)	$(26,747)	$(2,262)	$30,088	$(40,674)
Less: comprehensive net income attributable to noncontrolling interest	—	3,358	—	—	3,358
Comprehensive net income (loss) attributable to the Corporation	$(41,753)	$(30,105)	$(2,262)	$30,088	$(44,032)

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 19 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	Year Ended December 31, 2015
Statement of Cash Flows	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(10,775)	$(303)	$17,976	$(3,800)	$3,098
Investing activities:
Purchase of property and equipment	—	(3,985)	(2,458)	—	(6,443)
Capital contribution to affiliate	—	(1,225)	(3,990)	5,215	—
Proceeds from sale of property and equipment	—	—	166	—	166
Net cash provided by (used in) investing activities	—	(5,210)	(6,282)	5,215	(6,277)
Financing activities:
Repayments of notes payable	—	(1,654)	—	—	(1,654)
Revolving credit facility borrowings	—	37,687	—	—	37,687
Revolving credit facility repayments	—	(29,788)	—	—	(29,788)
Repayments of capital lease obligations	—	(49)	(426)	—	(475)
Distribution to noncontrolling interest	—	(3,358)	—	—	(3,358)
Intercompany lending	10,775	3,411	(14,186)	—	—
Capital contribution from affiliate	—	—	5,215	(5,215)	—
Dividend payments to affiliate	—	—	(3,800)	3,800	—
Net cash provided by (used in) financing activities	10,775	6,249	(13,197)	(1,415)	2,412
Effects of exchange rate changes on cash and cash equivalents	—	—	(255)	—	(255)
Net change in cash and cash equivalents	—	736	(1,758)	—	(1,022)
Cash and cash equivalents at the beginning of period	—	7,289	5,033	—	12,322
Cash and cash equivalents at the end of period	$—	$8,025	$3,275	$—	$11,300

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 19 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	Year Ended December 31, 2014
Statement of Cash Flows	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$1,012	$6,036	$(13,728)	$(13,221)	$(19,901)
Investing activities:
Purchase of property and equipment	—	(25,177)	(3,026)	—	(28,203)
Capital contribution to affiliate	—	5,253	(3,515)	(1,738)	—
Proceeds from sale of property and equipment	—	80	39	—	119
Net cash used in investing activities	—	(19,844)	(6,502)	(1,738)	(28,084)
Financing activities:
Proceeds from issuance of senior secured notes	150,000	—	—	—	150,000
Repayments of notes payable	(17,500)	(82,159)	—	—	(99,659)
Payment of loan issuance costs	(6,691)	(852)	—	—	(7,543)
Repayments of capital lease obligations	—	(88)	(405)	—	(493)
Distribution to noncontrolling interest	—	(45)	—	—	(45)
Intercompany lending	(126,821)	101,924	24,897	—	—
Capital contribution from affiliate	—	—	(1,738)	1,738	—
Dividend payments on Former SAE preferred shares	—	(1,072)	—	—	(1,072)
Dividend payments to affiliate	—	—	(13,221)	13,221	—
Net cash provided by (used in) financing activities	(1,012)	17,708	9,533	14,959	41,188
Effects of exchange rate changes on cash and cash equivalents	—	—	1,768	—	1,768
Net change in cash and cash equivalents	—	3,900	(8,929)	—	(5,029)
Cash and cash equivalents at the beginning of period	—	3,389	13,962	—	17,351
Cash and cash equivalents at the end of period	$—	$7,289	$5,033	$—	$12,322