Form 10-K/A
period 2015-12-31
SAExploration Holdings, Inc.
filed 2016-04-29
CIK 1514732

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
Number of shares of Common Stock, $0.0001 par value, outstanding as of April 25, 2016: 17,451,353
 DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Form 10-K/A is being filed as an amendment (“Amendment No. 1”) to the Annual Report on Form 10-K filed by SAExploration Holdings, Inc. with the Securities and Exchange Commission (the “SEC”) on March 15, 2016 (the “Original Filing”), to replace in its entirety the information provided in Part III of the Original Filing, which was previously expected to be incorporated by reference from the Proxy Statement for our 2016 Annual Meeting of Stockholders and to replace in its entirety the information provided in “Item 1A. Risk Factors” of Part I in order to update certain information contained in the Company’s Original Filing. In addition, with this Amendment No. 1, we are including currently dated certifications by our chief executive officer and chief financial officer as Exhibits 31.1 and 31.2 under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. We are not including updated certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as there are no financial statements included in this Amendment No. 1. Except as described above, no other sections of the Original Filing are being amended by the filing of this Amendment No. 1. This Amendment No. 1 has not been updated to include any subsequent financial statements or to reflect other events occurring after the date of the Original Filing or to modify or update those disclosures affected by subsequent events, except as specifically noted herein. To the extent any information in the Original Filing conflicts with information in this Amendment No. 1, this Amendment No. 1 controls. Additional information is contained in our other filings with the Securities and Exchange Commission.

i

+

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the U.S. federal securities laws, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as “expects,” “anticipates,” “believes,” “estimates,” “intends,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts,” “outlook” or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect events, new information or otherwise. Some of the important factors that could cause actual results to differ materially from our expectations are discussed below. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Factors that could cause actual results to vary materially from our expectations include the following:

•	the ability to succeed in and the timing to complete any of the restructuring and recapitalization transactions described in this report;

•	the ability to effectively manage our operations during the significant cash flow and liquidity difficulties we are currently experiencing;

•	negative events or publicity associated with our consideration of restructuring and recapitalization alternatives;

•	the negative consequences if we are unsuccessful in achieving a successful restructuring transaction and must file for bankruptcy;

•
developments with respect to the Alaskan oil and natural gas exploration tax credit system that may continue to affect the willingness of third parties to participate in financing and monetization transactions and our ability to timely monetize tax credits that have been assigned to us by our customer;

•	changes in the Alaskan oil and natural gas exploration tax credit system that may significantly affect the level of Alaskan exploration spending;

•	fluctuations in the levels of exploration and development activity in the oil and natural gas industry;

•	intense industry competition;

•	limited number of customers;

•	credit and delayed payment risks related to our customers;

•	the availability of capital resources;

•	need to manage rapid growth and contraction of our business;

•	delays, reductions or cancellations of service contracts;

•	operational disruptions due to seasonality, weather and other external factors;

•	crew availability and productivity;

•	whether we enter into turnkey or term contracts;

•	high fixed costs of operations;

•	substantial international business exposing us to currency fluctuations and global factors, including economic, political and military uncertainties;

•	ability to retain key executives; and

•	need to comply with diverse and complex laws and regulations.
Refer to the “Risk Factors” in this Amendment No. 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Original Filing for specific risks which would cause actual results to be significantly different from those expressed or implied by any of our forward-looking statements. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, readers of this report are cautioned not to place undue reliance on the forward-looking statements.

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

Risks Relating to Our Business and Industry

Our business largely depends on the levels of exploration and development activity in the oil and natural gas industry, a historically cyclical industry. A decrease in this activity caused by low oil and natural gas prices, increased supply, and reduced demand, such as has occurred recently, has had an adverse effect on our business, liquidity and results of operations.

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

•	weather conditions, including large-scale weather events such as hurricanes that affect oil and natural gas operations over a wide area or affect prices; and

•	changes in the Alaskan oil and gas tax credit system which may significantly affect the level of exploration spending within Alaska and has negatively affected our current liquidity position.
Over the last two years, oil prices have declined significantly due in large part to increasing supplies, weakening demand growth, OPEC's and other oil and gas producing countries' position to not cut production and the lifting of sanctions against Iran. The weakening economic outlook for non-U.S. oil demand, especially in China and Europe, has put more downward pressure on prices. Thus, the price for crude oil has decreased significantly beginning in the third quarter of 2014.

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
Our projects are performed on both a turnkey basis where a defined amount and scope of work is provided by us for a fixed price and additional work, which is subject to customer approval, is billed separately, and is performed on a term basis where work is provided by us for a fixed hourly, daily or monthly fee. Our current projects are operated under a close to even mix of turnkey and term agreements but the relative mix of turnkey and term agreements can vary widely from time to time. The revenue, cost and gross profit realized on a turnkey contract can vary from our estimated amount because of changes in job conditions, variations in labor and equipment productivity from the original estimates, and the performance of subcontractors. In addition, if conditions exist on a particular project that were not anticipated in the customer contract such as excessive weather delays, community issues, governmental issues or equipment failure, then the revenue timing and amount from a project can be affected substantially. Turnkey contracts may also cause us to bear substantially all of the risks of business interruption caused by weather delays and other hazards. Those variations, delays and risks inherent in billing customers at a fixed price may result in us experiencing reduced profitability or losses on projects.
The significant fixed costs of our operations could result in operating losses.

We are subject to significant fixed operating costs, which primarily consist of depreciation and maintenance expenses associated with our equipment, certain crew costs and interest expense under our outstanding 10% senior secured notes due in July 2019 (the "Notes"). Extended periods of significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays or other causes could negatively affect our results and have a material adverse effect on our financial condition and results of operations because we will not be able to reduce our fixed costs as fast as revenues decline.

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

Our working capital needs are difficult to predict with certainty. Our available cash varies in material respects as a result of, among other things, the timing of our projects, our customers’ budgetary cycles and our receipt of payment. Our working capital requirements may continue to increase, due to contraction in our business or expansion of infrastructure that may be required to keep pace with technological advances. In order to remain competitive, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. In addition, some of our larger projects require significant upfront costs. We therefore may be subject to significant and rapid increases in our working capital needs that could require us to seek additional financing sources. While we currently have a revolving line of credit, restrictions in our debt agreements as well as our current cash flow and liquidity difficulties may impair our ability to obtain other sources of financing, and access to additional sources of financing may not be available on terms acceptable to us, or at all.
Recent developments in the State of Alaska and their consequences for the market for exploration tax credits have intensified the negative impact on our current liquidity and cash flow.

The State of Alaska offers two types of exploration tax credits (“Tax Credits”), which certain of our Alaskan customers receive in connection with the acquisition of seismic data that we generate. These customers may utilize cash received from the State of Alaska for the Tax Credits or, more typically, from the proceeds of a third party loan secured by the Tax Credits to pay accounts receivable due to us. As a result, we have, from time to time, accounts receivable due from Alaskan customers where the timing and amount of payment to us may be dependent upon when the Tax Credits can be monetized. In connection with the above, our Alaskan customers manage the Tax Credit process, which includes filing an application, undergoing an audit and receiving a Tax Credit certificate for the permitted amount. By statute, 40% of the value of the application for Tax Credits must be processed within 120 days of the filing and the remainder must be processed within 180 days after June 30 of the year earned. However, the ultimate disposition and timing of the process of the issuance of a Tax Credit certificate by the State of Alaska is outside our control. Historically, applicants have been able to quickly monetize Tax Credits before the issuance of the Tax Credit certificates and remit prompt payment to us by securing a loan from a financial institution secured by the Tax Credits. However, we believe, based on publicly available information, that the State of Alaska’s existing budget deficit, delays in the State of Alaska paying on Tax Credits compared to historical timing and speculation regarding possible legislation that may amend the current Tax Credit program have produced substantial uncertainty about the timing of reimbursement from the State of Alaska for Tax Credits. As a consequence of this uncertainty, we believe that many, if not all, third-party financial institutions have suspended lending against Tax Credits prior to issuance of a Tax Credit certificate. In turn, our Alaskan customers’ ability to monetize these Tax Credits in a timely manner has also been materially and adversely affected.

In particular, at December 31, 2015, we had an account receivable of approximately $50 million due to us from one customer, which subsequently increased, as a result of our performance with respect to ongoing projects, to approximately $88 million at March 31, 2016, making this currently our largest account receivable and the single largest item affecting our short-term liquidity, other than the general decline in our business due to the downturn in the business of oil and natural gas exploration and production companies. This customer relies upon Tax Credits to fund projects performed by us. Although this customer had previously notified us that it was working on several possible monetization solutions, it recently informed us that it was unsuccessful in monetizing its Tax Credits and that it was highly unlikely that it would be able to pay us the account receivable on a timely basis. As a result, on April 22, 2016, our customer assigned $51.6 million of Tax Credits related to completed programs to us so that we can seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. Additional programs have recently been completed, and the customer intends to file for an additional $38.2 million of Tax Credits related to these programs. Absent the return of a Tax Credit lending market in Alaska, we expect that these additional Tax Credits will also be assigned to us by our customer once filed.

We are urgently pursuing ways to monetize the Tax Credits that have been assigned to us. However, we do not believe that there will be monetization opportunities prior to the issuance of certificates by the State of Alaska with respect to the Tax Credits. With respect to our customer’s Tax Credits that have been, or are expected to be, assigned to us, we expect certificates representing approximately $30.2 million to be issued by the State of Alaska in fiscal year 2016, commencing in the fourth quarter, with certificates representing approximately $59.6 million to be issued on a rolling basis over the course of fiscal year 2017. However, there continues to be uncertainty regarding the timely payment by the State of Alaska of its obligations on issued tax credit certificates as well as our ability to accurately estimate the timeframe for such payments. There is a risk that any monetization of the Tax Credits, including after Tax Credit certificates are issued, will reflect a substantial discount and may be insufficient to fully repay our customer’s outstanding account receivable. Should this occur, we may be required to record an impairment of the amount due from our customer. Additionally, as the accounts receivable age, they become unacceptable collateral to our lender which may require us to repay amounts borrowed from our lender. In addition, certain transaction structures that we might develop in order to monetize Tax Credits that have been assigned to us could require a waiver or consent from the lenders under our revolving credit facility and possibly the holders of our outstanding Notes, and we cannot assure you that we will be able to receive any such waivers or consents.

As a result of the above, we are currently experiencing significant cash flow and liquidity difficulties, the improvement of which is substantially dependent on the resolution of the issue described above. We cannot assure you that we will be successful in doing so.

We are exploring a range of transactions to address our current significant cash flow and liquidity difficulties and to recapitalize our balance sheet, but we may not be successful in implementing them, which would have a material and negative impact on us.

We are exploring a range of possible transactions. These transactions include ways to monetize the Tax Credits that have been assigned to us, reductions in our debt and interest expense through exchanges, exchange offers, consent solicitations with our bondholders and other recapitalization alternatives. These possible transactions are intended primarily to address our current significant cash flow and liquidity difficulties and longer term need to realign our capital structure with our current business, given the uncertainty regarding the Alaskan Tax Credit program and the continued downturn in the oil and natural gas exploration sector. We may not be successful in accomplishing any of these transactions. There are several negative consequences if these efforts are unsuccessful, particularly if we are unable to address our current significant cash flow and liquidity difficulties. These negative consequences may lead to or include automatic defaults under our revolving credit facility and the indenture governing our outstanding Notes, our creditors foreclosing on the collateral securing our outstanding indebtedness and potential shortfalls in collateral coverage, the delisting of our stock from the Nasdaq stock exchange, liquidation or sale of assets at substantially below-market prices, the potential cancellation of existing common stock, and the incurrence of substantial fees and expenses. In addition, we may lose the ability to borrow any additional amounts under our revolving credit facility. As of March 31, 2016, our revolver, which currently has a total borrowing base of $20 million, was drawn to the amount of $10.5 million.

The negative events referred to above would have a material adverse impact on our business, operations, reputation and long-term viability. Moreover, negative publicity associated with our evaluation of restructuring and recapitalization alternatives, and the negative consequences should such alternatives be unsuccessful, could adversely affect our relationships with our suppliers, service providers, customers and potential customers, employees, and other third parties, which in turn could further adversely affect our operations and financial condition.

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

Competition among seismic contractors historically has been, and likely will continue to be, intense. Competitive factors have in recent years included price, crew experience, asset availability and capacity, technological expertise and reputation for quality and dependability. We also face increasing competition from nationally owned companies in various international jurisdictions that operate under less significant financial constraints than those we experience. Many of our competitors have greater financial and other resources, more customers, greater market recognition and more established relationships and alliances in the industry than we do. They and other competitors may be better positioned to withstand and adjust more quickly to volatile market conditions, such as fluctuations in oil and natural gas prices and production levels, as well as changes in government regulations. Additionally, the seismic data acquisition business is extremely price competitive and has a history of protracted periods of months or years where seismic contractors under financial duress bid jobs at unattractive pricing levels and therefore adversely affect industry pricing. Competition from those and other competitors could result in downward pricing pressure, which could adversely affect our margins, and could result in the loss of market share. In addition, the disclosure of our restructuring and recapitalization efforts could have negative consequences for us competitively.
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
Our capital requirements, which are primarily the cost of equipment, are significant. We attempt to minimize our capital expenditures by restricting our purchase of equipment to equipment that we believe will remain highly utilized, and we strategically rent equipment utilizing the most current technology to cover peak periods in equipment demands. We may not be able to finance all of our capital requirements, however, when and if needed, to acquire new equipment, particularly during our current cash flow and liquidity difficulties. If we are unable to do so, there may be a material negative impact on our operations and financial condition.
Our revenues are generated by a concentrated number of customers.

We derive our revenues from a concentrated customer base in the international oil and natural gas industry. Although we historically have not been dependent on any one customer, as of March 31, 2016, we had an account receivable from one customer of approximately $88 million, which represents our largest account receivable and the single largest item affecting our short-term liquidity. Our largest customers can and typically do change from year to year and our largest customers in any one year may not be indicative of our largest customers in the future. During the year ended December 31, 2015, four customers aggregated 77% of our consolidated revenue for the period, with our most significant customer representing 37% of our consolidated revenue for the period. During the year ended December 31, 2014, two other customers aggregated 47% of our consolidated revenue for the period, with our most significant customer representing 34% of our consolidated revenue for the period. Many of our customer contracts may be terminated at any time for convenience. If any of our customers were to terminate their contract with us on a large project or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties, as a result of concerns over our current cash flow and liquidity difficulties or for any other reason, and we were not able to replace their business with business from other customers, our business, financial condition and results of operations could be materially and adversely affected.

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

As of March 31, 2016, we had $150.6 million of total debt outstanding (including $140.0 million of our Notes, $10.5 million of borrowings under our revolving credit facility and $146 thousand of existing capital leases). Our high level of indebtedness could have significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

•	increase the risk that we may default on our debt obligations;

•
prevent us from raising the funds necessary to repurchase Notes tendered to us if there is a change of control (as defined in the indenture for the Notes) or other event requiring such a repurchase, and any failure to repurchase Notes tendered for repurchase would constitute a default under the indenture for the Notes and may constitute a default under other debt instruments;

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

Even with our existing debt levels, we and our subsidiaries may be able to incur substantial amounts of additional debt in the future, including debt under our line of credit pursuant to our revolving credit facility or in connection with transactions that we are considering to address our current cash flow and liquidity difficulties. Although the terms of the indenture for our Notes and the credit agreement for our revolving credit facility will limit our ability to incur additional debt, these terms may not prevent us from incurring substantial amounts of additional debt. If new debt is added to our current debt levels, the risks associated with our leverage may intensify.

The Indenture for our Notes and Credit Agreement for our Revolving Credit Facility impose significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The indenture for the Notes and the credit agreement for our revolving credit facility contain covenants that restrict our and our restricted subsidiaries’ ability to take various actions, such as:

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
In addition, the security documents executed pursuant to the indenture for the Notes and the credit agreement for our revolving credit facility restrict us and our restricted subsidiaries from taking or omitting to take certain actions that would adversely affect or impair in any material respect the collateral securing those obligations. Any future debt instruments may also require us to comply with a number of affirmative and negative covenants in addition to the covenants listed above.

We may be prevented from taking advantage of business opportunities that arise if we fail to meet certain financial ratios or because of the limitations imposed on us by the restrictive covenants under these agreements. In addition, the restrictions contained in the indenture for the Notes and the credit agreement for our revolving credit facility or other debt instruments may also limit our ability to plan for or react to market conditions or meet capital needs, or may otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may incur other debt obligations that might subject us to additional and different restrictive covenants that could also adversely affect our financial and operational flexibility. In the event that we default under any of these financial or other covenants, we would be required to seek waivers or amendments to the applicable agreements or to refinance the applicable indebtedness, and we cannot assure you that we would be able to do so on terms we deem acceptable, or at all. Failure to comply with applicable covenants would constitute a default under the applicable debt instrument and would generally allow the applicable lenders or other debt holders to demand immediate repayment of all indebtedness outstanding thereunder and, in the case of secured indebtedness and subject to the intercreditor agreement, if applicable, to seize and sell the collateral and to apply the proceeds from those sales to satisfy such indebtedness, any of which could have a material adverse impact on our results of operations and financial condition. These events would likely in turn trigger cross-acceleration and cross-default rights under other debt instruments, which would allow the applicable lenders or other debt holders to exercise similar rights and remedies. If the amounts outstanding under any future credit facility, our Notes, the credit agreement for our revolving credit facility or any other indebtedness were to be accelerated or if the applicable lenders or other debt holders were to foreclose upon the collateral securing any such indebtedness, we cannot assure you that our assets would be sufficient to repay the money owed to our lenders. We have in the past failed to comply with financial and other covenants in debt instruments and have therefore been required to obtain waivers and amendments from prior lenders, and there can be no assurance that we will not experience similar defaults in the future or that waivers or amendments will be obtained.

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

If we are unable to comply with the restrictions and covenants in the indenture for our Notes and the credit agreement for our revolving credit facility, there could be a default under the terms of those agreements. In the event of a default under those agreements, lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions, may also be accelerated and become due and payable. In addition, our obligations under the indenture for the Notes and the credit agreement for our revolving credit facility are secured by a lien on substantially all of our U.S. assets and certain of our foreign assets, including 65% of the equity interests in our first-tier foreign subsidiaries. In the event of foreclosure, liquidation, bankruptcy or other insolvency proceeding relating to us or to our subsidiaries that have guaranteed our debt, holders of our secured indebtedness and our other lenders will have prior claims on our assets. If any of those events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend our debt agreements or obtain needed waivers on satisfactory terms or without incurring substantial costs. Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity and financial position.

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

The restructuring and recapitalization transactions that we are considering could have a material adverse affect on our common stock.

As described above, we are considering a range of possible transactions, including ways to monetize the Tax Credits that have been assigned to us, reductions in our debt and interest expense through exchanges, exchange offers and consent solicitations with our bondholders and other restructuring and recapitalization alternatives. Certain of these transactions could result in substantial dilution of our existing stockholders and could have a material adverse effect on the market price of our common stock.

We are not currently in compliance with the minimum public float requirement or the minimum closing bid requirement of the Nasdaq Global Market. If our common stock is delisted, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.

Our common stock is currently listed on the Nasdaq Global Market (“Nasdaq”). Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. On February 3, 2016, we received a letter from Nasdaq (the “Float Notice”) notifying us that, for the last 30 consecutive business days, we had not met the $15 million minimum market value of publicly held shares continued listing standard as required by Nasdaq Listing Rule 5450(b)(3)(C). As provided in the Nasdaq rules, we have 180 calendar days, or until August 1, 2016, to regain compliance. To regain compliance, the market value of our publicly held shares must be $15 million or more for a minimum of ten consecutive business days at any time prior to August 1, 2016. On April 19, 2016, we received a further letter from Nasdaq notifying us that, based on the closing bid price of our common stock for the last 30 consecutive business days, we were no longer in compliance with the minimum closing bid price of $1 per share required by Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Notice”). As provided in the Nasdaq rules, we have 180 calendar days, or until October 17, 2016, to regain compliance. To regain compliance, the minimum closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days at any time on or prior to October 17, 2016.

Receipt of the Float Notice and the Bid Price Notice do not impact our listing on the Nasdaq at this time, and our common stock will continue to trade on the Nasdaq under the symbol “SAEX.” The notices also do not impact our obligation to file periodic reports and other reports with the Securities and Exchange Commission under applicable federal securities laws. If we have not regained compliance with such standard prior to August 1, 2016, we will consider whether to apply to transfer our common stock to the Nasdaq Capital Market. The ability to transfer to the Nasdaq Capital Market would be dependent upon our meeting the applicable listing requirements for that exchange, including compliance with the $1 minimum closing bid requirement, which, as described above, we currently do not satisfy.

If we are eligible to, and decide to, transition to the Nasdaq Capital Market, the transition would not impact our obligation to file periodic reports and other reports with the Securities and Exchange Commission under applicable federal securities laws. If we do not transfer our securities to the Nasdaq Capital Market or regain compliance with Nasdaq Listing Rule 5450(b)(3)(C) by August 1, 2016 and regain compliance with Nasdaq Listing Rule 5450(a)(1) by October 17, 2016, subject to extensions under certain circumstances, the Nasdaq staff will issue a notice that our securities are subject to delisting. We would then have the right to appeal the decision to a Nasdaq Listing Qualifications Panel.

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

We are considering our options in response to our receipt of the Float Notice and the Bid Price Notice, and have not yet determined what actions, if any, we might pursue to regain compliance with the above Nasdaq continued listing requirements. There can be no assurance that we will be able to regain compliance with such requirements or that our common stock will remain listed on Nasdaq.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers
Our Board of Directors consists of seven members divided into three classes as follows:

•	in Class C, to stand for reelection in 2016: Eric S. Rosenfeld, David D. Sgro and Gregory R. Monahan;

•	in Class A, to stand for reelection in 2017: Jeff Hastings, Brent Whiteley and Gary Dalton; and

•	in Class B, to stand for reelection in 2018: Brian Beatty.
Our directors and executive officers are as follows:

Name	Age	Position
Jeff Hastings	58	Executive Chairman of the Board and Director
Brian Beatty	53	Chief Executive Officer, President and Director
Brent Whiteley	50	Chief Financial Officer, General Counsel, Secretary and Director
Eric S. Rosenfeld	58	Director
David D. Sgro	39	Director
Gregory R. Monahan	42	Director
Gary Dalton	61	Director
Trisha Gerber	44	Chief Accounting Officer
Mike Scott	58	Executive Vice President — Operations
Darin Silvernagle	50	Executive Vice President — Marine

Jeff Hastings became our Executive Chairman of the Board and a member of our Board of Directors upon consummation of the Merger in 2013. He was the majority stockholder of Former SAE from 2008 until the Merger. In March 2011, he became the Executive Chairman of Former SAE. Previously, he was the President and an owner of Fairweather Geophysical, which primarily performed seismic operations in Alaska, and which was acquired by Veritas DGC Inc. in 2000. From 2000 until becoming the majority stockholder of Former SAE in 2008, Mr. Hastings was with Veritas in multiple positions, including Operations Manager for Alaska. Mr. Hastings has over 35 years of experience in the geophysical industry. We believe that Mr. Hastings is qualified to serve on our Board based on his extensive knowledge of SAE and his experience in the geophysical industry.

Brian Beatty became our President, Chief Executive Officer and a member of our Board of Directors upon consummation of the Merger in 2013. He founded Former SAE in 2006 and served as the President and Chief Executive Officer of Former SAE from its inception. Prior to founding Former SAE, Mr. Beatty held many positions with Veritas DGC Inc., beginning as a seismic field manager and eventually managing all of Veritas’ South American operations and establishing Veritas’ business in Peru, Chile, Argentina, Brazil and Bolivia. Mr. Beatty has over 30 years of experience in the geophysical industry working in numerous different geographies. We believe that Mr. Beatty is qualified to serve on our Board based on his extensive knowledge of SAE and his experience in the geophysical industry.

Brent Whiteley became our Chief Financial Officer, General Counsel and Secretary and a member of our Board of Directors upon consummation of the Merger in 2013. He served as Chief Operating Officer, Chief Financial Officer, General Counsel and Secretary of Former SAE beginning in March 2011, but resigned as Chief Operating Officer in November 2011. Previously, Mr. Whiteley served as General Counsel-Western Hemisphere and then in January 2008 became a Senior Vice President of CGG Veritas, operating its North and South American land acquisition business. Mr. Whiteley holds a BBA in finance/real estate from Baylor University, a JD from South Texas College of Law, and an MBA from Rice University — Jesse H. Jones Graduate School of Management.

We believe that Mr. Whiteley is qualified to serve on our Board based on his legal and operational experience in the geophysical industry.

Eric S. Rosenfeld has been a member of our Board of Directors since our inception in 2011, and served as our Chairman of the Board and Chief Executive Officer from our inception until consummation of the Merger. Mr. Rosenfeld has served as President and Chief Executive Officer of Crescendo Partners, L.P., a New York-based investment firm, since its formation in November 1998. Prior to forming Crescendo Partners, he held the position of Managing Director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. for 14 years. Mr. Rosenfeld currently serves on the Board of Directors for the following companies: Harmony Merger Corp. as Chairman and Chief Executive Officer, a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business, since May 2014; Pangaea Logistics Solutions Ltd., a Nasdaq listed international dry bulk shipping company, since October 2014; CPI Aerostructures, Inc. as Chairman, an American Stock Exchange-listed company engaged in the contract production of structural aircraft parts, since January 2005; Absolute Software Corporation, a Toronto Stock Exchange ("TSX") listed provider of security and management for computers and ultra-portable devices since December 2012; and Cott Corporation, a New York Stock Exchange ("NYSE") listed beverage company since June 2008. Mr. Rosenfeld previously served on the Board of Directors of Primoris Services Corporation, a Nasdaq listed construction services firm from July 2008 to May 2014; Hill International, Inc., a NYSE-listed construction consulting firm from 2006 until June 2010; Dalsa Corporation, a developer and manufacturer of digital imaging products and solutions acquired by Teledyne Technologies in 2010, from February 2008 to February 2011; Matrikon Inc., a developer of software for industrial manufacturers acquired by Honeywell in 2010, from July 2007 to June 2010; and Quartet Merger Corp., from October 2013 until its merger with Pangaea Logistics Solutions Ltd. in October 2014. Mr. Rosenfeld received an A.B. in economics from Brown University and a M.B.A. from the Harvard Business School. We believe that Mr. Rosenfeld is qualified to serve on our Board based on his public company experience and operational experience.

David D. Sgro, CFA, has been a member of our Board of Directors since March 2011, and served as our Chief Financial Officer and Secretary from our inception until consummation of the Merger. He is currently a Senior Managing Director of Crescendo Partners, L.P. and has held various positions at Crescendo Partners since May 2005. Mr. Sgro has served as a member of the Board of Directors and Audit Committee of Pangaea Logistics Solutions Ltd. since October 2014; as a board member of Imvescor Restaurant Group Inc., a TSX listed restaurant franchisor and licensing company, since March 2016; and as Chief Operating Officer and board member of Harmony Merger Corp since March 2015. He previously served on the Board of Directors and Audit Committee of Bridgewater Systems, Inc., a TSX listed telecommunications software company, from June 2008 to August 2011; Primoris Services Corporation, from July 2008 to May 2011; and COM DEV International, a TSX listed designer and manufacturer of space hardware subsystems, from April 2013 to January 2016. Mr. Sgro also served as the Chief Financial Officer, Secretary and Director for Quartet Merger Corp. from October 2013 until its merger with Pangaea Logistics Solutions Ltd. in October 2014. Prior to joining Crescendo Partners, Mr. Sgro held analyst positions with Management Planning, Inc. and Brandes Investment Partners. Mr. Sgro is a Chartered Financial Analyst (CFA) Charterholder and holds a B.S. in Finance from The College of New Jersey and a M.B.A. from Columbia Business School. We believe that Mr. Sgro is qualified to serve on our Board based on his public company experience, operational experience and financial expertise.

Gregory R. Monahan became a member of our Board of Directors upon consummation of the Merger in 2013. He has been a Managing Director of Crescendo Partners, L.P., since December 2008 and has held various positions at Crescendo Partners since May 2005, and he is the portfolio manager of Jamarant Capital, L.P.. Prior to Mr. Monahan’s time with Crescendo Partners, he was the founder of Bind Network Solutions, a consulting firm focused on network infrastructure and security. Mr. Monahan has served on the Board of Directors of Cott Corporation since June 2008, Absolute Software Corp. since March 2013, and Entrec Corporation since May 2015. Mr. Monahan previously served on the Board of Directors of Bridgewater Systems from June 2008 to August 2011; O’Charley’s Inc., a Nasdaq listed multi-concept restaurant company from 2008 until its sale in 2012; and COM DEV International from April 2013 to January 2016. We believe that Mr. Monahan is qualified to serve on our Board based on his financial expertise, including extensive expertise with capital markets transactions and investments in both public and private companies.

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

Trisha Gerber, CPA, joined SAE on June 1, 2014 and was appointed our Chief Accounting Officer on September 29, 2014. From February 2012 to May 2014, Ms. Gerber served as Assistant Controller for Atwood Oceanics, Inc. From July 2006 to September 2011, Ms. Gerber held various roles at INX, Inc., a publicly-held technology company, ultimately serving as Assistant Controller.

Prior to INX, Inc., Ms. Gerber held a variety of accounting positions at BMC Software, TXU Communications, and Arthur Andersen. Ms. Gerber is a Certified Public Accountant and holds a BS in Accounting and a MBA from the University of Texas.

Mike Scott became our Executive Vice President — Operations upon consummation of the Merger in 2013. Prior to the Merger, he was Executive Vice President of Operations of Former SAE, a position he held since joining Former SAE in September 2011. Mr. Scott spent the 20 years prior to joining Former SAE with Veritas (CGGVeritas), ultimately serving in the role of VP North American Operations, with responsibilities for Veritas’ growth through market expansion, strategic positioning and implementation of a comprehensive quality, health, safety and environmental management system.

Darin Silvernagle became our Executive Vice President — Marine on March 20, 2014. Prior to that Mr. Silvernagle was our Executive Vice President — Technology, a position he held since consummation of the Merger in 2013. Prior to the Merger, Mr. Silvernagle served as Executive Vice President of Technology of Former SAE since joining Former SAE in September 2011. Mr. Silvernagle has over 30 years of experience in the geophysical services industry. Prior to joining SAE, Mr. Silvernagle worked for 17 years with Veritas, Veritas DGC Land and finally CGG Veritas, Mr. Silvernagle held a variety of roles with those companies including Technical Manager of North America, Technical Manager of North and South America and, ultimately, VP of Resources for the Global Land Division. In these roles, Mr. Silvernagle managed all aspects of technical operations in both field and office locations. His assignments included the diverse operating environments of Canada, the Canadian Arctic, the North Slope of Alaska, the U.S. Lower 48, the Middle East and South America. Mr. Silvernagle spent 10 years in the field in supporting roles for all aspects of crew operations.

No family relationship exists between any of our directors or executive officers named above.

Audit Committee Information

The Audit Committee of our Board of Directors presently consists of Messrs. Sgro, Monahan and Dalton, with Mr. Sgro serving as Chairman. Each of the members of the Audit Committee is independent under the applicable Nasdaq listing standards. The Audit Committee has a written charter, which is available on our website at www.saexploration.com. The purpose of the Audit Committee is to oversee our financial reporting and disclosure process.

The Audit Committee will at all times be composed exclusively of “independent directors,” as defined for Audit Committee members under the Nasdaq listing standards and the rules and regulations of the SEC, who are “financially literate,” as defined under Nasdaq’s listing standards. The Nasdaq listing standards define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Nasdaq’s listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we have certified to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board of Directors has determined that Mr. Sgro satisfies Nasdaq’s definition of financial sophistication and qualifies as an “Audit Committee financial expert” as defined under the rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons owning more than 10% of our common stock to file reports of ownership and changes of ownership with the SEC. Based on our review of the copies of such reports furnished to us, or representations from certain reporting persons that no other reports were required, we believe that all applicable filing requirements were complied with during the fiscal year ended December 31, 2015, except as set forth below.

For the fiscal year ended December 31, 2015, each of Jeff Hastings, Brian Beatty, Brent Whiteley, Trisha Gerber, Mike Scott and Darin Silvernagle filed one late report on Form 4 relating to one transaction.

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our directors, officers, and employees and those of any subsidiaries we may have in the future (including our Principal Executive Officer, our Principal Financial Officer, our Principal Accounting Officer, and persons performing similar functions). We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to SAExploration Holdings, Inc., 1160 Dairy Ashford Rd., Suite 160, Houston, Texas 77079. Our code of ethics is also available on our website at www.saexploration.com.

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

The compensation decisions regarding our executives are based on our need to attract individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations.

Our executives’ compensation has three primary components — salary, cash incentive bonus and stock-based awards. We view the three components of executive compensation as related but distinct. Although our compensation committee reviews total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information deemed relevant and timely. The Compensation Committee is in the process of developing policies for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, and among different forms of compensation.

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

Summary Compensation Table

The following table provides summary information concerning the compensation of our Principal Executive Officer and the two other most-highly compensated executive officers (“Named Executive Officers”) for the years ended December 31, 2015 and 2014:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan ($)		All Other Compensation ($)		Total ($)
Jeff Hastings Executive Chairman	2015	591,948	—	(1)	—	(1)	733,880	(4)	57,711	(10)	1,383,539
	2014	563,760	128,177	(2)	115,011	(3)	845,641	(5)	62,761	(10)	1,715,350
Brian Beatty President and CEO	2015	591,948	—	(1)	—	(1)	733,880	(6)	47,510	(11)	1,373,338
	2014	563,760	128,177	(2)	115,011	(3)	845,641	(7)	50,234	(12)	1,702,823
Brent Whiteley CFO, General Counsel and Secretary	2015	399,475	—	(1)	—	(1)	385,700	(8)	49,606	(13)	834,781
	2014	380,452	64,875	(2)	58,211	(3)	445,584	(9)	65,697	(14)	1,014,819
____________

(1)	There were no restricted stock or stock option awards for 2015 performance.

(2)
Reflects the grant date fair value of restricted stock unit awards for each named executive officer computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718.

(3)
Reflects the grant date fair value of incentive stock option awards for each named executive officer computed in accordance with FASB ASC Topic 718. For 2014, the assumptions underlying the valuation of the stock options under the Black-Scholes options pricing model are as follows: expected life of 5.5 years; volatility of 52.3%; a risk-free interest rate of 1.8%; and no dividend yield.

(4)	Mr. Hastings earned $733,880 under the 2013 Long-Term Incentive Plan for 2015 performance, which will be paid at a future date after sufficient improvement occurs in our liquidity.

(5)	Mr. Hastings earned $845,641 under the 2013 Long-Term Incentive Plan, of which $295,846 for 2014 performance was paid in July 2014 and $549,795 for 2014 performance was paid in April 2015.

(6)	Mr. Beatty earned $733,880 under the 2013 Long-Term Incentive Plan for 2015 performance, which will be paid at a future date after sufficient improvement occurs in our liquidity.

(7)	Mr. Beatty earned $845,641 under the 2013 Long-Term Incentive Plan, of which $295,846 for 2014 performance was paid in July 2014 and $549,795 for 2014 performance was paid in April 2015.

(8)	Mr. Whiteley earned $385,700 under the 2013 Long-Term Incentive Plan for 2015 performance, which will be paid at a future date after sufficient improvement occurs in our liquidity.

(9)	Mr. Whiteley earned $445,584 under the 2013 Long-Term Incentive Plan, of which $140,664 for 2014 performance was paid in July 2014 and $304,920 for 2014 performance was paid in April 2015.

(10)	Represents Mr. Hastings’ $2,750/month automobile allowance and the payment of the premiums on his health and life insurance policies.

(11)
Represents Mr. Beatty’s $2,750/month automobile allowance, a Canadian retirement registered savings plan company match of $9,724, and the payment of the premiums on his health and life insurance policies.

(12)
Represents Mr. Beatty’s $2,750/month automobile allowance, a Canadian retirement registered savings plan company match of $11,063, and the payment of the premiums on his health and life insurance policies.

(13)	Represents Mr. Whiteley’s $1,750/month automobile allowance, a 401(k) plan company match of $3,895, and the payment of the premiums on his health and life insurance policies.

(14)	Represents Mr. Whiteley’s $1,750/month automobile allowance, a 401(k) plan company match of $10,400, and the payment of the premiums on his health and life insurance policies.

Employment Agreements

Effective June 24, 2013, we entered into employment agreements with each of our Named Executive Officers: Jeff Hastings, Executive Chairman; Brian Beatty, President and Chief Executive Officer; and Brent Whiteley, Chief Financial Officer, General Counsel, and Secretary. Each employment agreement is for a term of three years, subject to earlier termination in certain circumstances, with an automatic renewal for one year terms unless notice to terminate is provided at least 90 days prior to the expiration of such term.

The employment agreements provide for initial base salaries as follows: Jeff Hastings ($489,000); Brian Beatty ($489,000); and Brent Whiteley ($330,000). The executives are guaranteed a five percent annual salary increase and as much as a 15% salary increase if certain criteria are met. On August 13, 2013, in accordance with the employment agreements, our Compensation Committee confirmed that the criteria set forth in the employment agreements had been met and determined to increase the base salaries of Messrs. Hastings, Beatty and Whiteley by 10%. The employment agreements provide for participation in our 2013 Long-Term Incentive Plan with an annual cash performance bonus of at least 50% and as much as 150%, for Messrs. Hastings and Beatty, and at least 40% and as much as 120%, for Mr. Whiteley, of twelve times such executive’s highest paid monthly base salary within the calendar year. In addition, the executives each receive a monthly automobile allowance.

The employment agreements provide that, in the event of a termination of an executive’s employment by us without cause (as defined in the employment agreements) or if, within six months of a change of control (as defined in the employment agreements), the executive resigns or we do not renew his employment agreement upon its expiration, upon the execution of a full and final release in favor of us, we will pay him the following no later than 52 days after his termination (or, if in connection with a change of control, no later than six months after his termination): (i) all accrued but unpaid base salary and vacation; (ii) a prorated portion of any bonus for the year the executive was terminated; (iii) a payment equal to the previous two years’ bonuses; (iv) a severance amount equal to 24 months of base salary; and (v) reimbursement of premiums associated with continuation of coverage through COBRA for a period of up to 18 months. The Merger was expressly excluded from the definition of a change of control under the employment agreements.

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

Other Employment Benefits

Our executives also participate in our other benefit plans on the same terms as our other employees. These plans include medical, dental and life insurance and retirement savings plans. Included in such plans are a 401(k) Plan we offer to all eligible employees of our U.S. operations. Through May 31, 2015, we matched each employee’s contributions up to a maximum of four percent of the employee’s base salary. Beginning June 1, 2015, our matching contribution was suspended indefinitely due to continuing weakened demand in the oil and natural gas industry.

Stock Awards

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

Performance cash awards under this plan are determined primarily on the achievement of financial and operational performance metrics. In July 2014, we successfully issued long-term financing in the form of 10% senior secured notes due in July 2019. As a result of this achievement, Messrs. Hastings, Beatty and Whiteley were awarded an interim 2014 performance payment equal to approximately 50% of annual base salary compensation. The 2014 annual performance payment based on achievement of financial and operational performance metrics was awarded to Messrs. Hastings, Beatty and Whiteley in March 2015. The 2015 annual performance payment based on achievement of financial and operational performance metrics was awarded to Messrs. Hastings, Beatty and Whiteley in March 2016. Payment of the 2015 award has been deferred until our liquidity improves. See Note 2 of "Notes to Consolidated Financial Statements" in our 2015 Form 10-K.

The Compensation Committee determined that the maximum potential share-based compensation awards under the Plan would be based 45% on financial performance and 55% on an unconditional grant. Messrs. Hastings and Beatty are eligible to earn restricted stock and stock option awards of up to 100% of base salary compensation and Mr. Whiteley is eligible to earn restricted stock and stock option awards of up to 75% of base salary compensation.

On June 18, 2015, our Board of Directors, upon the recommendation of the Compensation Committee, made restricted stock unit and incentive stock option grants under the Plan to our executive officers as part of across-the-board awards to employees based on our 2014 performance and the respective employee's compensation plan. Since the 2014 financial performance objectives were not achieved, only the unconditional grant was awarded. The unconditional grant was allocated equally to restricted stock units and incentive stock options based upon our common stock closing price on January 2, 2015 of $4.12 and incentive stock options valued using the Black-Scholes options pricing model. The January 2, 2015 closing stock price represented the timing of initial discussions by the Compensation Committee of potential Plan awards. The grants were effective June 29, 2015 and vest one-third on the date which is 90 days after the issuance and one-third each on the first and second anniversaries of the grant. The incentive stock options were granted with an exercise price of $4.12 and expire upon the earlier of termination of employment or ten years after the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the holdings of stock options and restricted stock units by our named executive officers at December 31, 2015:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)

Jeff Hastings	25,776	51,551	$4.12	6/29/2025	25,132	$51,018
Brian Beatty	25,776	51,551	$4.12	6/29/2025	25,132	$51,018
Brent Whiteley	13,046	26,092	$4.12	6/29/2025	12,720	$25,822
____________

(1)	One-half of the unexercisable options and unvested restricted stock units will vest on June 29, 2016 and one-half will vest on June 29, 2017.

(2)	The market value of the unvested restricted stock units is based on the $2.03 market price of our common stock on December 31, 2015.

Director Compensation

General

Each non-employee director receives $25,000 annually in cash for Board service, payable quarterly in advance. In addition, each independent director serving on a committee receives $50,000 annually in cash for committee service, and the Chairman of our Audit Committee receives an additional $20,000 annually in cash, in each case payable quarterly in advance. On December 1, 2015, our Board approved grants of restricted stock under the 2013 Non-Employee Director Share Incentive Plan ("Non-Employee Director Plan") to our non-employee directors serving on a committee of our Board. Each non-employee director was granted the number of shares equal to $50,000 divided by the average of the last sale prices of our common stock for five consecutive trading days ending two days before issuance. Messrs. Dalton, Monahan, Rosenfeld and Sgro each received 20,920 shares of our common stock pursuant to those awards, and the shares vested upon issuance.

The following table summarizes the compensation earned by our non-employee directors in 2015:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Gary Dalton	75,000	49,999	—	124,999
Gregory R. Monahan	75,000	49,999	—	124,999
Eric S. Rosenfeld	75,000	49,999	—	124,999
David D. Sgro	95,000	49,999	—	144,999
____________

(1)
Jeff Hastings, Brian Beatty and Brent Whiteley are not included in this table because they were our employees during 2015, and received no compensation for their services as members of our Board. The compensation received by Messrs. Hastings, Beatty and Whiteley as employees during 2015 is shown in the section entitled “Executive Compensation — Summary Compensation Table” under this Item 11.

(2)
All of the amounts shown above represent the value as of December 1, 2015, the date of grant, of common stock granted under the Non-Employee Director Plan to our non-employee directors serving on a committee of the Board, as described above.

Non-Employee Director Plan

The Non-Employee Director Plan provides for discretionary grants of awards of common stock to our independent non-employee directors, as determined by our Board of Directors from time to time. The awards may take the form of unrestricted or restricted shares of our common stock or options to purchase shares of our common stock. We have reserved 400,000 shares of our common stock for issuance under the Non-Employee Director Plan, of which a total of 161,700 shares have been awarded as of April 20, 2016. The Non-Employee Director Plan is administered by the full Board of Directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 25, 2016, regarding the beneficial ownership of our common stock by:

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

	Beneficial Ownership as of April 25, 2016 (2)
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Beneficial Ownership
Directors and Executive Officers:
Jeff Hastings(3)	7,833,214	(4)	44.9%	(5)
Brian Beatty(3)	7,833,214	(6)	44.9%	(5)
Brent Whiteley	7,833,214	(7)	44.9%	(5)
Eric S. Rosenfeld(8)	1,691,647	(9)	9.7%
David D. Sgro(8)	237,955	(10)	1.4%
Gregory R. Monahan(8)	120,731	(11)	*
Gary Dalton	40,425		*
All directors and executive officers as a group (10 persons)	8,366,753	(12)	48.0%
Five Percent Holders:
FMR LLC(13)	2,366,307		13.6%
John P. Pecora(14)	2,321,296		13.3%
____________

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 1160 Dairy Ashford Rd., Suite 160, Houston, Texas 77079.

(2)
The percentage of beneficial ownership is calculated based on 17,451,353 shares of common stock deemed outstanding as of April 25, 2016. Such amounts do not take into account the shares that may be issued in the future under our 2013 Long Term Incentive Plan or 2013 Non-Employee Director Plan.

(3)	The business address of this individual is 3333 8th Street SE, 3rd Floor, Calgary Alberta, T2G 3A4.

(4)
Includes (i) 95,566 shares held directly by Jeff Hastings and (ii) 3,269,954 shares held directly by CLCH, LLC ("CLCH"), (iii) 28,178 shares that may be issued to the holders of Former SAE derivative securities upon their conversion or exercise, which are held in escrow and over which CLCH has voting control as nominee of the Company, (iv) 1,923,759 shares over which CLCH was granted voting control pursuant to voting proxy agreements, and (v) 37,463 shares issued to CLCH as representative of the Former SAE stockholders and held in escrow, which are not subject to voting proxies. Also includes the shares held by Brian Beatty and Seismic Management Holdings Inc. ("Seismic Holdings"), as set forth in note (6) below, and the shares directly owned by Brent Whiteley, as set forth in note (7) below. CLCH is controlled by Mr. Hastings, who is our Executive Chairman and a director. The business address for CLCH is 4721 Golden Spring Circle, Anchorage, Alaska 99507.

(5)
Messrs. Hastings, Beatty and Whiteley are members of a “group” (as defined in Section 13(d)-3 of the Exchange Act) with CLCH, Seismic Holdings, Seismic Management, LLP ("Seismic LLP") and Sheri L. Beatty.

(6)
Includes (i) 540,066 shares directly owned by Mr. Beatty, (ii) 450,058 shares over which Mr. Beatty was granted voting control pursuant to voting proxy agreements, and (iii) 1,196,846 shares directly owned by Seismic Holdings. Also includes the shares held by Mr. Hastings and CLCH as set forth in note (4) above, and the shares directly owned by Mr. Whiteley as set forth in note (7) below. Seismic Holdings is controlled by Mr. Beatty, who is our Chief Executive Officer and President, and a director, and his wife, Sheri L. Beatty. The business address for Seismic Holdings and Seismic LLP is 59 Westpoint Court SW, Calgary, AB, T3H 4M7.

(7)
Includes 291,324 shares directly owned by Mr. Whiteley, and includes the shares held by Mr. Hastings and CLCH as set forth in note (4) above, and the shares held by Mr. Beatty and Seismic Holdings as set forth in note (6) above. Mr. Whiteley is our Chief Financial Officer, General Counsel and Secretary, and a director.

(8)	The business address of this individual is 777 Third Avenue, 37th Floor, New York, New York 10017.

(9)	Eric S. Rosenfeld has entered into a voting proxy agreement with CLCH, an affiliate of Mr. Hastings, covering 1,323,865 shares of the 1,691,647 shares of common stock he directly owns.

(10)	David D. Sgro has entered into a voting proxy agreement with CLCH, an affiliate of Mr. Hastings, covering 157,530 shares of the 237,955 shares of common stock he directly owns.

(11)	Gregory R. Monahan has entered into a voting proxy agreement with CLCH, an affiliate of Mr. Hastings, covering 79,906 shares of the 120,731 shares of common stock he directly owns.

(12)
In addition to all shares directly owned by our directors and executive officers, also includes (i) the 28,178 shares that may be issued to the holders of Former SAE derivative securities upon their conversion or exercise, which are held in escrow and over which CLCH has voting control as nominee of the Company, (ii) the 37,463 shares issued to CLCH as representative of the Former SAE stockholders and held in escrow, which are not subject to voting proxies, (iii) 285,517 of the shares over which CLCH was granted voting control pursuant to voting proxy agreements (which excludes the 1,638,242 shares over which CLCH was granted voting control that are held by our directors and executive officers), and (iv) 450,058 of the shares over which Mr. Beatty was granted voting control pursuant to voting proxy agreements.

(13)	The business address of the reporting person is 245 Summer Street, Boston, Massachusetts 02210. The foregoing information was derived from a Schedule 13G filed on September 10, 2015.

(14)	The business address of the reporting person is 130 Montadale Drive, Princeton, New Jersey 08540. The foregoing information was derived from a Form 4 filed on November 9, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	459,056	$2.17	463,054
Equity compensation plans not approved by security holders	—	—	—
Total	459,056	$2.17	463,054

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by our Board of Directors or the Audit Committee. Related-party transactions are defined as transactions in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (ii) we or any of our subsidiaries are a participant, and (iii) any (a) executive officer, director or nominee for election as a director, (b) greater than five percent beneficial owner of shares of our common stock, or (c) immediate family member of any of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

Related Person Transactions

We summarize below certain related person transactions that we entered into prior to or in connection with the Merger. With the exception of the transaction described in the immediately following paragraph, none of these transactions is ongoing as of April 20, 2016.

Three of our directors, Eric S. Rosenfeld, David D. Sgro and Gregory R. Monahan, have registration rights for some portion of the shares of our common stock owned by them that they originally purchased in the initial private offering of our shares of common stock as set forth in a registration rights agreement dated June 20, 2011. As of June 24, 2014, holders of a majority of the initially issued shares have the right to demand up to two registration rights, and holders of such initial shares have piggy-back rights on any offering of our common stock or securities exercisable or exchangeable for our common stock. CLCH, LLC (“CLCH”), an affiliate of Jeff Hastings, Executive Chairman of the Board, pursuant to a registration rights agreement dated June 24, 2013, has one right to demand registration of its shares of our common stock that it acquired in the Merger, and has similar piggy-back rights to those held by Messrs. Rosenfeld, Sgro and Monahan. We will bear the expenses incurred in connection with any registration statement filed as a result of the exercise of any demand registration rights.

In connection with the Merger, the outstanding Series A Convertible Preferred Stock of Former SAE (the “Preferred Shares”) owned by CLCH, was redeemed for $5,000,000. Dividends on the Preferred Shares of $1,072,000 were paid to CLCH during the year ended December 31, 2014.

In connection with the Merger, we issued a promissory note in the principal amount of $17,500,000 to CLCH, as a representative of the Former SAE stockholders, as Merger consideration to the Former SAE stockholders. The promissory note was repaid with interest on July 2, 2014, at which time principal and interest in the approximate amounts of $9,873,000; $3,581,000; $853,000; $127,000 and $93,000 were received by CLCH, Seismic, Mr. Whiteley, Mr. Scott, and Mr. Silvernagle, respectively.

Prior to the Merger, Mr. Rosenfeld and David D. Sgro, Chief Financial Officer and a director prior to the Merger and now a director, held convertible promissory notes for working capital advanced to us in the amounts of $300,000 and $200,000 respectively. On January 8, 2014, Messrs. Rosenfeld and Sgro elected to convert the full principal balance of the notes into warrants to purchase an aggregate of 1,000,000 shares of our common stock, and tendered such warrants in a cashless exchange for an aggregate of 100,000 shares of our common stock as part of a warrant exchange we completed in February 2014.

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

Former Controlled Company Status

After the Merger, we were considered a “controlled company” for the purposes of the Nasdaq listing requirements, which is a corporation of which more than 50% of the voting power is held by an individual, a group or another company. Upon completing the common stock for senior secured notes exchange with FMR, LLC in August 2015, we were no longer considered a "controlled company." Due to this change, we appointed an independent director to the Compensation Committee and established a Nominating Committee comprised solely of independent directors. In accordance with Nasdaq listing requirements, our Board is comprised of a majority of independent directors; our Board nominees are selected by a Nominating Committee comprised entirely of independent directors, and we maintain a Compensation Committee comprised entirely of independent directors.

ITEM 14. Principal Accountant Fees and Services.

Principal Auditor Fees and Services

In connection with the audits of the 2014 and 2015 financial statements, we entered into an engagement agreement with Pannell Kerr Forster of Texas, P.C. ("PKF") that sets forth the terms by which PKF would perform audit services for us. The following table shows the fees billed to us or accrued by us for the audit and other services provided by PKF:

	2015	2014
Audit Fees (1)	$530,010	$557,308
Audit-Related Fees (2)	7,213	—
Tax Fees	—	—
All Other Fees	—	—
Total	$537,223	$557,308
____________

(1)	Audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements, consents and assistance with and review of documents filed with the SEC.

(2)	Audit-related fees consist of due diligence services.

Pre-Approval of Audit and Non-Audit Services

Our Audit Committee charter provides that all audit services and non-audit services must be pre-approved by the Audit Committee. The Audit Committee may delegate authority to grant pre-approvals of audit and permitted non-audit services to a subcommittee consisting of one or more members of the Audit Committee, provided that any pre-approvals granted by any such subcommittee must be presented to the full Audit Committee at its next scheduled meeting. From time to time, the Audit Committee has delegated to the chairman of the committee the authority to pre-approve audit, audit-related and permitted non-audit services.

All non-audit services were reviewed with the Audit Committee or the chairman, which concluded that the provision of such services by PKF were compatible with the maintenance of such firm's independence in the conduct of its respective auditing function.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

SAEXPLORATION HOLDINGS, INC.

Date: April 29, 2016	By:	/s/ Brent Whiteley
Brent Whiteley
Chief Financial Officer, General Counsel and Secretary

In accordance with the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeff Hastings	Executive Chairman and Director	April 29, 2016
Jeff Hastings

/s/ Brian A. Beatty	Chief Executive Officer, President and Director	April 29, 2016
Brian A. Beatty	(Principal Executive Officer)

/s/ Brent Whiteley	Chief Financial Officer, General Counsel,	April 29, 2016
Brent Whiteley	Secretary, and Director (Principal Financial Officer)

/s/ Trisha M. Gerber	Chief Accounting Officer	April 29, 2016
Trisha M. Gerber	(Principal Accounting Officer)

*	Director	April 29, 2016
Eric S. Rosenfeld

*	Director	April 29, 2016
David D. Sgro

*	Director	April 29, 2016
Gary Dalton

*	Director	April 29, 2016
Gregory R. Monahan

*By:	/s/ Brent Whiteley
Brent Whiteley
(Attorney-in-Fact)

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date
1.1	Form of Underwriting Agreement.	By Reference	S-1/A	April 28, 2011

2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the Registrant., Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Registrant, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	May 28, 2013

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	June 28, 2013

3.2	Amended and Restated Bylaws.	By Reference	8-K	June 28, 2013

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Specimen Warrant Certificate.	By Reference	8-K	June 28, 2013

4.3	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.4	Amendment to Warrant Agreement dated June 24, 2013, by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	June 28, 2013

4.5	Indenture, dated July 2, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and noteholder collateral agent.	By Reference	8-K	July 9, 2014

4.6	Form of 10.000% Senior Secured Notes due 2019.	By Reference	10-Q	August 7, 2015

4.7	Notation of Guarantee executed June 19, 2015, among the Company, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, and NES, LLC.	By Reference	10-Q	August 7, 2015

10.1	Indemnity Escrow Agreement dated as of June 24, 2013, by and among SAExploration Holdings, Inc., CLCH, LLC, and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.2	Merger Consideration Escrow Agreement dated as of June 24, 2013, by and among SAExploration Holdings, Inc., CLCH, LLC, and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.3	Registration Rights Agreement dated June 24, 2013 by and between SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	June 28, 2013

10.4	Form of Indemnification Agreement.	By Reference	8-K	June 28, 2013

10.5	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Jeff Hastings.	By Reference(*)	8-K	June 28, 2013

10.6	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Brian Beatty.	By Reference(*)	8-K	June 28, 2013

10.7	Employment Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and Brent Whiteley.	By Reference(*)	8-K	June 28, 2013

10.8	Form of Non-Disclosure Agreement between the Registrant and each of Jeff Hastings, Brian Beatty and Brent Whiteley.	By Reference	8-K	June 28, 2013

10.9	Employment Agreement dated July 1, 2011, by and between SAExploration, Inc. (f/k/a South American Exploration LLC) and Mike Scott.	By Reference(*)	8-K	June 28, 2013

10.10	Employment Agreement dated July 15, 2011, by and between SAExploration, Inc. (f/k/a South American Exploration LLC) and Darin Silvernagle.	By Reference(*)	8-K	June 28, 2013

10.11	SAExploration Holdings, Inc. 2013 Long-Term Incentive Plan.	By Reference(*)	8-K	June 28, 2013

10.12	SAExploration Holdings, Inc. 2013 Non-Employee Director Share Incentive Plan.	By Reference(*)	8-K	August 19, 2013

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
		By Reference	8-K	August 27, 2015

10.26	Form of Notice of Stock Units Award and Stock Units Award Agreement under the SAExploration Holdings, Inc. 2013 Long-Term Incentive Plan.	By Reference(*)	10-Q	August 7, 2015

10.27	Form of Notice of Stock Option Award and Stock Option Award Agreement under the SAExploration Holdings, Inc. 2013 Long-Term Incentive Plan.	By Reference(*)	10-Q	August 7, 2015

14.1	Code of Ethics.	By Reference	S-1/A	April 28, 2011

21.1	List of subsidiaries.	By Reference	S-4	April 30, 2015

23.1	Consent of Pannell Kerr Forster of Texas, P.C.	By Reference	10-K	March 15, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	By Reference	10-K	March 15, 2016

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	By Reference	10-K	March 15, 2016

101.IN	XBRL Instance Document.	By Reference	10-K	March 15, 2016

101.SCH	XBRL Taxonomy Extension Scheme Document.	By Reference	10-K	March 15, 2016

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	By Reference	10-K	March 15, 2016

101.DEF	XBRL Taxonomy Extension Definition Document.	By Reference	10-K	March 15, 2016

101.LAB	XBRL Taxonomy Label Linkbase Document.	By Reference	10-K	March 15, 2016

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	By Reference	10-K	March 15, 2016
_____________________________________________
(*) Denotes compensation arrangement.