Form 10-Q
period 2016-03-31
SAExploration Holdings, Inc.
filed 2016-05-16
CIK 1514732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

 1160 Dairy Ashford Road, Suite 160, Houston, Texas, 77079
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

Number of shares of common stock, $0.0001 par value, outstanding as of May 9, 2016: 17,451,353

SAEXPLORATION HOLDINGS, INC.
INDEX TO FORM 10-Q
March 31, 2016

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SAExploration Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,388	$11,300
Restricted cash	509	518
Accounts receivable, net	116,237	67,882
Deferred costs on contracts	4,268	5,135
Prepaid expenses	1,743	887
Total current assets	135,145	85,722
Property and equipment, net	58,232	61,828
Intangible assets, net	820	789
Goodwill	1,773	1,658
Deferred loan issuance costs, net	450	521
Deferred income tax assets	3,830	3,756
Other assets	150	150
Total assets	$200,400	$154,424

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$35,180	$16,575
Accrued liabilities	19,510	17,818
Income and other taxes payable	5,825	2,586
Borrowings under revolving credit facility	10,535	7,899
Current portion of capital leases	104	115
Deferred revenue	7,243	3,903
Total current liabilities	78,397	48,896
Senior secured notes, net of unamortized deferred loan issuance costs of $4,058 and $4,370 at March 31, 2016 and December 31, 2015, respectively	135,942	135,630
Long-term portion of capital leases	42	55
Deferred income tax liabilities	55	55
Total liabilities	214,436	184,636
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock	—	—
Common stock, $0.0001 par value, 55,000,000 shares authorized, 17,451,353 shares issued and outstanding at March 31, 2016 and December 31, 2015	2	2
Additional paid-in capital	35,928	35,763
Accumulated deficit	(51,899)	(66,139)
Accumulated other comprehensive loss	(4,884)	(4,271)
Total stockholders’ deficit attributable to the Corporation	(20,853)	(34,645)
Noncontrolling interest	6,817	4,433
Total stockholders’ deficit	(14,036)	(30,212)
Total liabilities and stockholders’ deficit	$200,400	$154,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue from services	$90,153	$79,678
Cost of services excluding depreciation and amortization expense	59,511	54,271
Depreciation and amortization expense included in cost of services	4,199	4,400
Gross profit	26,443	21,007
Selling, general and administrative expenses	6,746	8,876
Income from operations	19,697	12,131
Other income (expense):
Interest expense, net	(4,028)	(4,333)
Foreign exchange gain (loss), net	1,625	(2,441)
Other expense, net	(5)	(193)
Total other expense, net	(2,408)	(6,967)
Income before income taxes	17,289	5,164
Provision for income taxes	665	1,219
Net income	16,624	3,945
Less: net income attributable to noncontrolling interest	2,384	2,774
Net income attributable to the Corporation	$14,240	$1,171

Net income attributable to the Corporation per common share:
Basic	$0.82	$0.08
Diluted	$0.82	$0.08

Weighted average shares:
Basic	17,451,353	14,922,497
Diluted	17,463,089	14,922,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$16,624	$3,945
Foreign currency translation gain (loss)	(613)	95
Total comprehensive income	16,011	4,040
Less: comprehensive income attributable to noncontrolling interest	2,384	2,774
Comprehensive income attributable to the Corporation	$13,627	$1,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2016
(In thousands, except share amounts)

	Common Shares Issued and Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Corporation Stockholders’ Deficit	Non-controlling Interest	Total Stockholders’ Deficit
Balance at December 31, 2015	17,451,353	$2	$35,763	$(66,139)	$(4,271)	$(34,645)	$4,433	$(30,212)
Foreign currency translation	—	—	—	—	(613)	(613)	—	(613)
Share-based compensation expense	—	—	165	—	—	165	—	165
Net income	—	—	—	14,240	—	14,240	2,384	16,624
Balance at March 31, 2016	17,451,353	$2	$35,928	$(51,899)	$(4,884)	$(20,853)	$6,817	$(14,036)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income attributable to the Corporation	$14,240	$1,171
Net income attributable to noncontrolling interest	2,384	2,774
Net income	16,624	3,945
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,332	4,551
Amortization of loan costs	383	405
Deferred income taxes	—	39
Gain on disposal of property and equipment	(342)	(21)
Share-based compensation	165	—
Provision for doubtful accounts	640	—
Unrealized (gain) loss on foreign currency transactions	(1,652)	2,230
Changes in operating assets and liabilities:
Accounts receivable	(48,009)	7,570
Prepaid expenses	(1,156)	7,970
Deferred costs on contracts	888	1,536
Accounts payable	18,329	(3,492)
Accrued liabilities	1,525	(6,396)
Income and other taxes payable	2,945	(12,976)
Deferred revenue	3,340	1,623
Other, net	10	4
Net cash provided by (used in) operating activities	(1,978)	6,988
Investing activities:
Purchase of property and equipment	(176)	(4,310)
Proceeds from sale of property and equipment	434	21
Net cash provided by (used in) investing activities	258	(4,289)
Financing activities:
Repayment of notes payable	—	(388)
Revolving credit facility borrowings	21,107	14,200
Revolving credit facility repayments	(18,471)	(14,200)
Repayments of capital lease obligations	(24)	(102)
Distribution to noncontrolling interest	—	(3,358)
Net cash provided by (used in) financing activities	2,612	(3,848)
Effect of exchange rate changes on cash and cash equivalents	196	(244)
Net change in cash and cash equivalents	1,088	(1,393)
Cash and cash equivalents at the beginning of period	11,300	12,322
Cash and cash equivalents at the end of period	$12,388	$10,929

Supplemental disclosures of cash flow information:
Interest paid	$7,074	$8,199
Income taxes paid (refunded), net	$(159)	$728

Supplemental disclosures of cash flow information -- non-cash investing and financing activities:
Capital assets acquired included in accounts payable	$157	$50

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

Basis of Presentation
The unaudited interim condensed consolidated financial statements of the Corporation as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of December 31, 2015. Although the financial statements and related information included herein have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Corporation believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s audited consolidated financial statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, as amended by its Annual Report on Form 10-K/A for the same period (such report, as amended, the "Amended 10-K"). In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Corporation’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.
Certain amounts in the condensed consolidated balance sheet as of December 31, 2015, presented herein have been reclassified to conform to the current period presentation. These reclassifications had no effect on financial position, net income, stockholders' deficit, or cash flows.
Significant Accounting Policies
There have been no changes to the significant accounting policies of the Corporation from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Corporation’s Amended 10-K, except as discussed below under Recently Issued Accounting Pronouncements - Debt Issuance Costs and Share-Based Compensation.

Recently Issued Accounting Pronouncements

Debt Issuance Costs

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance does not specifically address, and therefore does not affect, the balance sheet presentation of debt issuance costs for revolving debt arrangements. The Corporation adopted the new guidance as of March 31, 2016 and retrospectively for all periods presented. As a result of the adoption of the new guidance, the amount of $4,370 was reclassified from deferred loan issuance costs to senior secured notes in the December 31, 2015 condensed consolidated balance sheet. Other than this reclassification, the adoption of the new guidance had no impact on the Corporation's condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Share-Based Compensation

In March 2016, the FASB issued new guidance intended to simplify various aspects of the accounting for share-based compensation. The new guidance requires the income tax effects related to share-based compensation to be recorded in the income statement at settlement (or expiration), applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption of the new guidance. The new guidance also removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. Under the new guidance, the benefit will be recorded when it arises, subject to normal valuation allowance considerations. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. All income tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows. Either prospective or retrospective transition of this provision is permitted.

Currently, employers are permitted to withhold shares upon settlement of an award to satisfy the employer’s tax withholding requirement without causing the award to be liability classified. However, the amount is strictly limited to the employer’s minimum statutory tax withholding requirement. The simplification under the new guidance allows entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. This provision is required to be adopted using a modified retrospective approach, with a cumulative effect adjustment to opening retained earnings for any outstanding liability awards that qualify for equity classification. Additionally, the new guidance clarifies that all cash payments made to taxing authorities on the employees’ behalf for withheld shares should be presented as financing activities on the statement of cash flows. This change is required to be applied retrospectively. Under the new guidance, entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. Estimates of forfeitures will still be required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings.

The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Corporation adopted the new guidance as of January 1, 2016, including electing to recognize forfeitures when they occur. Adoption of the new guidance did not have a material impact on the Corporation’s financial position, results of operations, cash flows or disclosures.

NOTE 2 — LIQUIDITY

At March 31, 2016, accounts receivable of $87.7 million were due from one customer, which represents the Corporation's largest account receivable and the single largest item affecting its short-term liquidity, other than the general decline in business due to the downturn in the business of oil and natural gas exploration and production companies. As previously disclosed in the Corporation's Amended 10-K, this customer was relying on the tax credit program of the State of Alaska and also the monetization of the tax credits, and related tax certificates which the State of Alaska issues, from third party financing sources to satisfy the accounts receivable. But, for several reasons, there remains substantial uncertainty regarding the timing of reimbursement from the State of Alaska and the availability of third party financing to the customer, or the Corporation, in order for the Corporation to get paid on the accounts receivable. As a result, the Alaskan customers' ability to pay the Corporation's accounts receivable in a timely manner has been materially and adversely affected. Although the customer representing the largest accounts receivable had previously notified the Corporation that the customer was working on several possible monetization solutions, the customer recently informed the Corporation that it was unsuccessful in monetizing its tax credits and that it was highly unlikely that it would be able to pay the Corporation's account receivable on a timely basis. As a result, on April 22, 2016, the customer assigned $51.6 million of tax credits related to completed programs to the Corporation so that it can seek to monetize these tax credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. Additional programs have recently been completed, and the customer intends to file for an additional $38.2 million of tax credits related to these programs. Absent the return of a tax credit lending market in Alaska, it is expected that these additional tax credits will also be assigned to the Corporation by its customer once filed. The Corporation is urgently pursuing ways to monetize the tax credits that have been assigned to it. However, it is not expected that there will be monetization opportunities prior to the issuance of certificates by the State of Alaska with respect to the tax credits. With respect to the customer’s tax credits that have been, or are expected to be, assigned, the Corporation expects certificates representing approximately $30.2 million to be issued by the State of Alaska in fiscal year 2016, commencing in the fourth quarter, with certificates representing approximately $59.6 million to be issued on a

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

rolling basis over the course of fiscal year 2017. However, there continues to be uncertainty regarding the timely payment by the State of Alaska of its obligations on issued tax credit certificates as well as the Corporation's ability to accurately estimate the timeframe for such payments. There is a risk that any monetization of the tax credits, including after tax credit certificates are issued, will reflect a substantial discount and may be insufficient to fully repay the customer’s outstanding account receivable. Should this occur, the Corporation may be required to record an impairment of the amount due from the customer. As the accounts receivable age, they become unacceptable collateral to the lender, which may require the Corporation to repay amounts borrowed from the lender. In addition, certain transaction structures that might be developed in order to monetize tax credits that have been assigned to the Corporation could require a waiver or consent from the lender under the revolving credit facility and possibly the holders of the outstanding senior secured notes, and the Corporation cannot provide assurance that it will be able to receive any such waivers or consents. As a result of the above, the Corporation is currently experiencing significant cash flow and liquidity difficulties, the improvement of which is substantially dependent on the resolution of the issue described above. The Corporation cannot provide assurance that it will be successful in doing so.  For a more complete description, see the Amended 10-K and, in particular, the risk factor titled "Recent developments in the State of Alaska and their consequences for the market for exploration tax credits have intensified the negative impact on our current liquidity and cash flow."

As previously disclosed, the Corporation is exploring a range of transactions to address its current significant cash flow and liquidity difficulties and to recapitalize its balance sheet. These transactions include ways to monetize the tax credits that have been assigned to the Corporation, reductions in the Corporation's debt and interest expense through exchanges, exchange offers, consent solicitations with bondholders and other recapitalization alternatives. The Corporation is currently in discussions with a group of the holders of senior secured notes regarding these matters. These possible transactions are intended primarily to address the Corporation's current significant cash flow and liquidity difficulties and longer term need to realign its capital structure with its current business, given the uncertainty regarding the Alaskan tax credit program and the continued downturn in the oil and natural gas exploration sector. The Corporation may not be successful in accomplishing any of these transactions. There are several material, negative consequences if these efforts are unsuccessful, or even if they are successful, particularly if the Corporation is unable to address its current significant cash flow and liquidity difficulties. These negative consequences may lead to or include automatic defaults under the revolving credit facility and the indenture governing the outstanding senior secured notes, creditors foreclosing on the collateral securing outstanding indebtedness and potential shortfalls in collateral coverage, the delisting of the Corporation's stock from the Nasdaq stock exchange, liquidation or sale of assets at substantially below-market prices, the potential cancellation of or substantial dilution to existing common stock, and the incurrence of substantial fees and expenses. In addition, the Corporation may lose the ability to borrow any additional amounts under its revolving credit facility. As of March 31, 2016, the revolving credit facility, which currently has a total borrowing base of $20 million, was drawn to the amount of $10.5 million. The negative events referred to above would have a material adverse impact on the Corporation's business, operations, reputation and long-term viability. Moreover, negative publicity associated with the evaluation of restructuring and recapitalization alternatives, and the negative consequences should such alternatives be unsuccessful, could adversely affect relationships with suppliers, service providers, customers and potential customers, employees, and other third parties, which in turn could further adversely affect its operations and financial condition. Alleviation of significant cash flow and liquidity difficulties currently experienced by the Corporation is substantially dependent on the resolution of the issue described above. The Corporation cannot provide assurance that it will be successful in doing so.

NOTE 3     — EARNINGS PER SHARE

Basic income per share is computed by dividing net income attributable to the Corporation by the weighted average number of common shares outstanding during each period. Diluted income per share is computed by dividing net income attributable to the Corporation by the sum of the weighted-average number of shares outstanding during each period and the dilutive potential common shares outstanding during the period determined under the treasury stock method. In loss periods, basic net loss and diluted net loss are the same since the effect of potential common shares is anti-dilutive and therefore excluded.

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

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

The computation of basic and diluted net income per share is as follows:

	Three Months Ended
	Net Income Attributable to the Corporation	Shares	Per Share
March 31, 2016:
Basic income per share	$14,240	17,451,353	$0.82
Effect of dilutive unvested restricted stock unit awards	—	11,736	—
Diluted income per share	$14,240	17,463,089	$0.82

March 31, 2015:
Basic income per share	$1,171	14,922,497	$0.08
Effect of dilutive securities	—	—	—
Diluted income per share	$1,171	14,922,497	$0.08

Warrants to purchase 581,807 shares of common stock have been excluded from the calculation of diluted net income per share in the three month periods ended March 31, 2016 and 2015, since the $12.00 warrant exercise price was higher than the weighted average share price during the respective periods. Options to purchase 241,642 shares of common stock have been excluded from the calculation of diluted net income per share in the three month periods ended March 31, 2016, since the $4.12 option exercise price was higher than the weighted average share price during the period the options were outstanding. Unvested restricted stock units representing 108,705 issuable shares were excluded from the calculation of diluted net income per share in the three month period ended March 31, 2016, since they were anti-dilutive.

NOTE 4 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Accounts Receivable

Accounts receivable is comprised of the following:

	March 31, 2016	December 31, 2015
Accounts receivable	$116,877	$67,882
Less allowance for doubtful accounts	(640)	—
Accounts receivable, net	$116,237	$67,882

Property and Equipment

Property and equipment is comprised of the following:

	March 31, 2016	December 31, 2015
Property and equipment	$124,455	$123,186
Less accumulated depreciation and amortization	(66,223)	(61,358)
Property and equipment, net	$58,232	$61,828

Intangible Assets

Intangible assets are comprised of the following:

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

	March 31, 2016	December 31, 2015
Intangible assets	$1,383	$1,329
Less accumulated amortization	(563)	(540)
Intangible assets, net	$820	$789

Accrued Liabilities

Accrued liabilities are comprised of the following:

	March 31, 2016	December 31, 2015
Accrued payroll liabilities	$8,266	$5,794
Accrued interest	2,995	6,463
Other accrued liabilities	8,249	5,561
Total accrued liabilities	$19,510	$17,818

NOTE 5 — REVOLVING CREDIT FACILITY

On November 6, 2014, SAExploration, Inc. (“Borrower”), SAExploration Holdings, Inc. (“Corporation”) and the Corporation’s other domestic subsidiaries and Wells Fargo Bank, National Association (“Lender”) entered into a Credit and Security Agreement. The credit agreement provides for a $20,000 revolving line of credit facility secured by the Corporation’s and the Corporation's domestic subsidiaries' U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the credit agreement. The proceeds of the revolving credit facility are primarily used to fund the Corporation’s working capital needs for its operations and for general corporate purposes. As of March 31, 2016 and December 31, 2015, borrowings of $10,535 and $7,899, respectively, were outstanding under the revolving credit facility. As of the date of this report, the Corporation had borrowed $13,432 under the revolving credit facility.

Borrowings made under the revolving credit facility bear interest, payable monthly, at a rate of daily three month LIBOR plus 3% (3.63% at March 31, 2016 and 3.61% at December 31, 2015). The revolving credit facility has a maturity date of November 6, 2017, unless terminated earlier. The Corporation may request, and the Lender may grant, an increase to the maximum amount available under the revolving credit facility in minimum increments of $1,000 not to exceed an additional $10,000 in the aggregate, so long as certain conditions as described in the credit agreement are met.

The credit agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum revolving credit facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of March 31, 2016 and December 31, 2015, letters of credit totaling $100 and $100, respectively, were outstanding under the sub-facility. For a complete discussion of the terms and security for the revolving credit facility, see Note 5 of Notes to Consolidated Financial Statements included in the Corporation's Amended 10-K.

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

The credit agreement contains covenants including, but not limited to (i) maintain and deliver to Lender, as required, certain financial reports, records and other items, (ii) subject to certain exceptions under the credit agreement, restrictions on the ability of the Corporation to incur indebtedness, create or incur liens, enter into fundamental changes to corporate structure or to the nature of the business of the Corporation, dispose of assets, permit a change in control, acquire non-permitted investments, enter into

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

affiliate transactions or make distributions, (iii) maintain the minimum EBITDA specified above and (iv) maintain eligible equipment, as defined, located in the State of Alaska with a value of at least 75% of the value of such equipment included in the borrowing base availability plus the value of equipment outside the United States which would be otherwise eligible under the credit agreement. The credit agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. The Corporation was in compliance with the credit agreement covenants as of March 31, 2016.

NOTE 6 — SENIOR SECURED NOTES

Senior secured notes outstanding were as follows:

	March 31, 2016	December 31, 2015

Senior secured notes:
Principal outstanding	$140,000	$140,000
Less unamortized deferred loan issuance costs	4,058	4,370
Total senior secured notes outstanding	135,942	135,630
Less current portion of senior secured notes	—	—
Total long-term portion of senior secured notes	$135,942	$135,630

On July 2, 2014, the Corporation entered into an indenture under which it issued $150,000 of senior secured notes due July 15, 2019, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. On June 19, 2015, all outstanding senior secured notes were exchanged for an equal amount of new senior secured notes ("Notes"), which are substantially identical in terms to the existing senior secured notes except that the Notes are registered under the Securities Act of 1933, as amended. The Notes bear interest at the annual rate of 10% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. As of the date of this report, $140,000 of the Notes remained outstanding, after giving effect to a debt for equity exchange with one holder of these senior secured notes. For a complete discussion of the terms and security for the Notes, see Note 6 of Notes to Consolidated Financial Statements included in the Corporation's Amended 10-K.

The indenture contains covenants which include limitations on the Corporation's ability to: (i) transfer or sell assets; (ii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iii) incur or guarantee additional indebtedness or, with respect to the Corporation's restricted subsidiaries, issue preferred stock; (iv) create or incur liens; (v) incur dividend or other payment restrictions affecting its restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of its or its subsidiaries’ assets; (vii) enter into transactions with affiliates; (viii) engage in business other than its current business and reasonably related extensions thereof; and (ix) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Notes. The Corporation was in compliance with the indenture covenants as of March 31, 2016.

NOTE 7 — INCOME TAXES

The Corporation’s effective tax rate was 3.8% and 23.6% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the 2016 effective tax rate is primarily due to several factors including fluctuations in earnings among the various jurisdictions in which the Corporation operates, partially offset by increases in permanent tax differences and foreign tax rate differentials.  The primary reason the 2016 effective tax rate differs from the 35% Federal statutory corporate rate is the reversal of valuation allowances, offset by increases in permanent tax differences and foreign tax rate differentials.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Corporation is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights, and preferences as may be determined from time to time by the Corporation’s Board of Directors. As of March 31, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding.

Common Stock

The Corporation is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2016 and December 31, 2015, a total of 17,451,353 shares were issued and outstanding.

Warrants

As of March 31, 2016, a total of 581,807 warrants with an expiration date of June 24, 2016 were outstanding. The warrants have an exercise price of $12.00 per share and can be called by the Corporation for redemption at $0.01 per warrant if the last sale price of the Corporation's common stock equals or exceeds $15.00 per share, for any 20 trading days within a 30 consecutive trading day period. If the warrants are called for redemption, the Corporation will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis".

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

Merger Consideration Escrow

A portion of the merger consideration payable at Closing was allocable to holders of certain derivative securities of Former SAE that were not converted or exchanged prior to the Merger. As of March 31, 2016, a total of 25,890 shares of common stock were held in escrow pending the conversion or exercise of those derivative securities (the “Merger Consideration Escrow”). The escrow agreement provides that CLCH, LLC ("CLCH"), as nominee of the Corporation, will have voting control over all shares of Corporation common stock held in the Merger Consideration Escrow.

Merger Indemnification Escrow
In connection with the Merger, 545,635 shares of Corporation common stock issued to Former SAE stockholders at Closing were deposited in escrow to secure the indemnification obligations under the Merger Agreement. As of April 15, 2016, the remaining escrowed shares became eligible for release to the Former SAE stockholders, and the Corporation is in the process of having those shares released.
NOTE 9 — SHARE-BASED COMPENSATION

Share-based compensation expense for stock option and restricted stock unit awards in the three months ended March 31, 2016 and 2015 was $165 and $0, respectively. At March 31, 2016, there was approximately $104 of unrecognized compensation expense, net of estimated forfeitures, for unvested stock option awards with a weighted average vesting period of 1.25 years. At March 31, 2016, there was approximately $309 of unrecognized compensation expense, net of estimated forfeitures, for unvested restricted stock unit awards with a weighted average vesting period of 1.25 years.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and borrowings under the Revolving Credit Facility are a reasonable estimate of their fair values due to their short duration.

There were no Corporation financial instruments measured at fair value on a recurring basis at March 31, 2016, December 31, 2015 or March 31, 2015.

The Corporation financial instruments not recorded at fair value consist of the Notes. At March 31, 2016, the carrying value of the Notes was $140,000 and the estimated fair value was $82,600. The fair value is determined by a market approach using dealer quoted period-end bond prices. This instrument is classified as Level 2 as valuation inputs for fair value measurements are dealer quoted market prices at March 31, 2016 obtained from independent third party sources. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

The Corporation's non-financial assets include goodwill, property and equipment, and other intangible assets, which are classified as Level 3 assets. These assets are measured at fair value on a nonrecurring basis as part of the Corporation's impairment assessments and as circumstances require. Goodwill is subjected to an annual review for impairment or more frequently as required.

NOTE 11 — NONCONTROLLING INTEREST

Effective November 19, 2012, an agreement was entered into between a subsidiary of the Corporation and Kuukpik Corporation (“Kuukpik”) to form a separate legal entity (“Joint Venture”) for the purpose of performing contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the North Slope of Alaska (onshore or offshore) for a period of five years. The Corporation's and Kuukpik’s percentage ownership interests in the Joint Venture are 49.0% and 51.0%, respectively. The sole source of revenue of the Joint Venture is contracts performed by the Corporation. Pre-award costs incurred on potential contracts by Kuukpik and the Corporation are absorbed by each party and not by the Joint Venture. The Joint Venture receives 10% of gross revenues of all North Slope of Alaska contracts performed by the Corporation, which is distributed to Kuukpik and the Corporation based on their relative ownership percentages. Risk of loss on a contract, including credit risk, is the Corporation's sole responsibility. Based on its power to influence the significant business activities of the Joint Venture and its responsibility to absorb contract losses, the Corporation was determined to be the primary beneficiary under GAAP and as such consolidates the Joint Venture. The results of the Joint Venture are combined with the Corporation and all intercompany transactions are eliminated upon consolidation. Amounts reflected for the Joint Venture in the unaudited condensed consolidated financial statements consist of the balances reported under net income attributable to noncontrolling interest for the three month periods ended March 31, 2016 and 2015 and noncontrolling interest on the March 31, 2016 and December 31, 2015 balance sheets.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

The Corporation is involved in various legal proceedings involving contractual and employment relationships, liability claims, and a variety of other matters. The outcome of these legal proceedings and other matters is not expected to have, either individually or in the aggregate, a material adverse effect on the Corporation’s financial position, results of operations, or cash flows.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 and the accompanying notes to the unaudited condensed consolidated financial statements. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as amended by our Annual Report on Form 10-K/A for the same period (such report, as amended, the "Amended 10-K"). See “Forward-Looking Statements” below. Amounts are in thousands, except for share amounts and as otherwise noted.

Highlights

The following discussion is intended to assist in understanding our financial position at March 31, 2016, and our results of operations for the three months ended March 31, 2016. Financial and operating results for the three months ended March 31, 2016 include:

•	Revenue from services for the three months ended March 31, 2016 was $90,153 compared to $79,678 in 2015.

•	Gross profit for the three months ended March 31, 2016 increased to $26,443 from $21,007 in 2015.

•	Gross profit as a percentage of revenue for the three months ended March 31, 2016 increased to 29.3% from 26.4% in 2015.

•	Operating income for the three months ended March 31, 2016 increased to $19,697 from $12,131 in 2015.

•	Net income for the three months ended March 31, 2016 increased to $16,624 from $3,945 in 2015.

•	Adjusted EBITDA for the three months ended March 31, 2016 increased to $24,255 from $17,085 for 2015.

•	Adjusted EBITDA as a percentage of revenue for the three months ended March 31, 2016 increased to 26.9% from 21.4% in 2015.

•	Cash and cash equivalents totaled $12,388 as of March 31, 2016 compared to $10,929 as of March 31, 2015.

Our results for the first quarter represented significant and continued successes with customers and performance on contracts, particularly in North America, continued and effective cost reductions and a resulting improvement in our gross margin and adjusted EBITDA for the period. These successes occurred during a historically challenging period for our industry. At the same time, these results of operations must be understood in light of the overall context of the Corporation's current significant cash flow and liquidity difficulties we have previously disclosed. We have hired Jefferies LLC to act as our advisor regarding restructuring and recapitalization matters. See "Forward-looking Statements" below and the Risk Factor section of our Amended 10-K, including in particular the risk factors titled "Recent developments in the State of Alaska and their consequences for the market for exploration tax credits have intensified the negative impact on our current liquidity and cash flow" and  "We are exploring a range of transactions to address our current significant cash flow and liquidity difficulties and to recapitalize our balance sheet, but we may not be successful in implementing them, which would have a material and negative impact on us" in our Amended 10-K.

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
Generally the choice of whether to subcontract out services depends on the expertise available in a certain region and whether that expertise is more efficiently obtained through subcontractors or by using our own labor force. For the most part, certain front-end services, such as permitting and survey, are subcontracted within North America and our personnel are used in other regions where we operate. When subcontractors are used, we manage them and require that they comply with our work policies and quality, health, safety and environmental ("QHSE") objectives.
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
How We Generate Revenues

We provide a full range of seismic data acquisition services, including in-field data processing services, and related logistics services. We currently provide our services on only a proprietary basis to our customers and the seismic data acquired is owned by our customers once acquired.
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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Our operating results for the three months ended March 31, 2016 and 2015 are highlighted below:

	Three Months Ended March 31,
	2016	% of Revenue	2015	% of Revenue
Revenue from services:
North America	$65,657	72.8%	$61,518	77.2%
South America	23,639	26.2%	18,160	22.8%
Southeast Asia	857	1.0%	—	—%
Total revenue	90,153	100.0%	79,678	100.0%
Gross profit	26,443	29.3%	21,007	26.4%
Selling, general and administrative expenses	6,746	7.5%	8,876	11.2%
Income from operations	19,697	21.8%	12,131	15.2%
Other expense, net	(2,408)	(2.6)%	(6,967)	(8.7)%
Provision for income taxes	665	0.8%	1,219	1.5%
Less net income attributable to noncontrolling interest	2,384	2.6%	2,774	3.5%
Net income attributable to the Corporation	$14,240	15.8%	$1,171	1.5%

Revenue from Services.

North America: Revenue in North America for the three months ended March 31, 2016 increased by $4,139 or 6.7% compared to the three months ended March 31, 2015, primarily in Alaska and Canada. In Alaska, we experienced an increase in the overall amount of projects performed during the first quarter of 2016 when compared to the same period in 2015. The increase in activity was due, in part, to certain customers’ desire to complete programs that would qualify under certain Tax Credit incentives before those incentives expire, beginning in mid-2016. We also experienced an increase in winter activity in Canada during the first quarter of 2016.

South America: Revenue in South America for the three months ended March 31, 2016 increased by $5,479 or 30.2% compared to the three months ended March 31, 2015. The increase in revenue during 2016 was primarily due to a major project in Bolivia versus smaller projects in Peru and Colombia during 2015. Activity in South America continues to be spotty due to the significant decline in oil and gas prices.

Southeast Asia: Revenues in Southeast Asia for the three months ended March 31, 2016 increased by $857 compared to the three months ended March 31, 2015. The increase in 2016 revenue for Southeast Asia was due primarily to residual revenue associated with a major deep water ocean bottom marine project in Malaysia substantially completed in the second quarter of 2015. The first quarters of 2016 and 2015 had no active land or marine projects in Southeast Asia.

Gross Profit.  Gross profit increased to $26,443, or 29.3% of revenues for the three months ended March 31, 2016 from $21,007, or 26.4% of revenues, for the three months ended March 31, 2015. The improvement in gross profit as a percentage of revenue was primarily related to the continuing operational execution improvement in Alaska and Canada and favorable performance on the Bolivian project.

Within the seismic data services industry, gross profit is presented both with and without depreciation and amortization expense on equipment used in operations. Our gross profit is presented after reduction for depreciation and amortization expense on equipment used in operations. The following table discloses gross profit on both bases:

	Three Months Ended March 31,
	2016	% of Revenue	2015	% of Revenue
Gross profit as presented	$26,443	29.3%	$21,007	26.4%
Depreciation and amortization expense included in cost of services	4,199	4.7%	4,400	5.5%
Gross profit excluding depreciation and amortization expense included in cost of services	$30,642	34.0%	$25,407	31.9%

Selling, General and Administrative Expenses. For the three months ended March 31, 2016, SG&A expenses decreased by $2,130 to $6,746 or 7.5% of revenue compared to $8,876 or 11.2% of revenue for the three months ended March 31, 2015. SG&A expenses in 2016 as a percentage of revenue decreased versus 2015 due to headcount reductions and cost controls implemented during 2015. SG&A expense for 2015 includes $596 in severance costs incurred in our Peru, Colombia, Canada, Alaska and corporate locations related to the previously announced workforce reduction program.

Other Expense. Other expense decreased by $4,559 for the three months ended March 31, 2016, primarily due to a gain of $1,625 on principally unrealized foreign currency transactions in 2016 compared to a loss of $2,441 on principally unrealized foreign currency transactions in 2015. The change was a result of the weakening U.S. dollar in 2016 versus a strengthening U.S. dollar in 2015 relative to currencies in Canada and South American countries.

Provision for Income Taxes. For the three months ended March 31, 2016, the provision for income taxes was $665 representing a 3.8% effective tax rate compared to the provision for income taxes of $1,219 for the three months ended March 31, 2015 representing a 23.6% effective tax rate. The decrease in the provision for income taxes of $554 was primarily due to fluctuations in earnings among the various jurisdictions in which we operate, partially offset by the reversal of certain deferred tax asset valuation allowances and other permanent differences.

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

Net Income Attributable to the Corporation. For the three months ended March 31, 2016, net income attributable to the Corporation was $14,240 compared to a net income of $1,171 for the three months ended March 31, 2015.

The increase in net income for the three months ended March 31, 2016 was primarily due to the following factors:

•	Increased revenue and gross profit as a percentage of revenue;

•	Lower SG&A expenses;

•	Significant, primarily unrealized gains on foreign currency transactions in 2016 compared to significant, primarily unrealized losses on foreign currency transactions in 2015; and

•	Proportionately lower provision for income taxes.

Adjusted EBITDA. For the three months ended March 31, 2016, adjusted EBITDA increased to $24,255 from $17,085 for the three months ended March 31, 2015. The increase was due primarily to improved operating results as discussed above.

Liquidity and Capital Resources

Working Capital.   Working capital as of March 31, 2016 was $56,748 compared to $36,826 as of December 31, 2015. The increase in working capital for the first quarter of 2016 was principally due to the increase in cash flows from operations which resulted from the increase in activity on the North Slope of Alaska and in South America. Absent our collecting on the $87.7 million account receivable owed to us from one customer which we have previously disclosed, monetizing the tax credit related to the account receivable or finding other sources of capital, which we describe elsewhere in this report, our current level of working capital and liquidity will not be adequate to fund our future operations and business plan.  We are actively working on solutions to the current situation, but we cannot assure you we will be successful in doing so.

Cash Flows and Liquidity.   Cash used in operations for the three months ended March 31, 2016 was $1,978, compared to cash provided by operations of $6,988 for the first three months of 2015, an decrease in cash provided by operations of $8,966. Cash provided by net income and net cash adjustments to net income increased to $20,150 for the three months ended March 31, 2016 compared to cash provided by net income and net cash adjustments to net income of $11,149 for the three months ended March 31, 2015 as a result of higher income in 2016. Net changes in operating assets and liabilities resulted in cash used of $22,128 for the three months ended March 31, 2016 compared to cash used of $4,161 for the three months ended March 31, 2015, primarily due to higher accounts receivable from a customer discussed below.

At March 31, 2016, the account receivable of $87.7 million due to us from one customer represented our largest account receivable and the single largest item affecting our short-term liquidity, other than the general decline in our business due to the downturn in the business of oil and natural gas exploration and production companies. As previously disclosed in our Amended 10-K, this customer was relying on the tax credit program of the State of Alaska and also the monetization of the tax credits from third party financing sources to satisfy the accounts receivable. But, for several reasons, there remains substantial uncertainty regarding the timing of reimbursement from the State of Alaska and the availability of third party financing to the customer, or us, in order for us to get paid on the accounts receivable. As a result, our Alaskan customers' ability to pay us the accounts receivable in a timely manner has been materially and adversely affected. Although the customer had previously notified us that it was working on several possible monetization solutions, it recently informed us that it was unsuccessful in monetizing its tax credits and that it was highly unlikely that it would be able to pay us the account receivable on a timely basis. As a result, on April 22, 2016, our customer assigned $51.6 million of tax credits related to completed programs to us so that we can seek to monetize these tax credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. Additional programs have recently been completed, and the customer intends to file for an additional $38.2 million of tax credits related to these programs. Absent the return of a tax credit lending market in Alaska, we expect that these additional tax credits will also be assigned to us by our customer once filed. We are urgently pursuing ways to monetize the tax credits that have been assigned to us. However, we do not believe that there will be monetization opportunities prior to the issuance of certificates by the State of Alaska with respect to the tax credits. With respect to our customer’s tax credits that have been, or are expected to be, assigned to us, we expect certificates representing approximately $30.2 million to be issued by the State of Alaska in fiscal year 2016, commencing in the fourth quarter, with certificates representing approximately $59.6 million to be issued on a rolling basis over the course of fiscal year 2017. However, there continues to be uncertainty regarding the timely payment by the State of Alaska of its obligations on issued tax credit certificates as well as our ability to accurately estimate the timeframe for such payments. There is a risk that any monetization of the tax credits, including after tax credit certificates are issued, will reflect a substantial discount and may be insufficient to fully repay our customer’s outstanding account receivable. Should this occur, we may be required to record an impairment of the amount due from our customer. As the accounts receivable age, they become unacceptable collateral to our lender, which may require us to repay amounts borrowed from our lender. In addition, certain transaction structures that we might develop in order to monetize tax credits that have been assigned to us could require a waiver or consent from the lender under our revolving credit facility and possibly the holders of our outstanding senior secured notes, and we cannot assure you that we will be able to receive any such waivers or consents. As a result of the above, we are currently experiencing significant cash flow and liquidity difficulties, the improvement of which is substantially dependent on the resolution of the issue described above. We cannot assure you that we will be successful in doing so.  For a more complete description, see our Amended 10-K and, in particular, the risk factor titled "Recent developments in the State of Alaska and their consequences for the market for exploration tax credits have intensified the negative impact on our current liquidity and cash flow."

As we have previously disclosed, we are exploring a range of transactions to address our current significant cash flow and liquidity difficulties and to recapitalize our balance sheet. These transactions include ways to monetize the tax credits that have been assigned to us, reductions in our debt and interest expense through exchanges, exchange offers, consent solicitations with our bondholders and other recapitalization alternatives. We are currently in discussions with a group of the holders of our senior secured notes regarding these matters. These possible transactions are intended primarily to address our current significant cash flow and liquidity difficulties and longer term need to realign our capital structure with our current business, given the uncertainty regarding the Alaskan tax credit program and the continued downturn in the oil and natural gas exploration sector. We may not be successful in accomplishing any of these transactions. There are several material, negative consequences if these efforts are unsuccessful, or even if they are successful, particularly if we are unable to address our current significant cash flow and liquidity difficulties. These negative consequences may lead to or include automatic defaults under our revolving credit facility and the indenture governing our outstanding senior secured notes, our creditors foreclosing on the collateral securing our outstanding indebtedness and potential shortfalls in collateral coverage, the delisting of our stock from the Nasdaq stock exchange, liquidation or sale of assets at substantially below-market prices, the potential cancellation of or substantial dilution to existing common stock, and the incurrence of substantial fees and expenses. In addition, we may lose the ability to borrow any additional amounts under our revolving credit facility. As of March 31, 2016, our revolving credit facility, which currently has a total borrowing base of $20 million, was drawn to the amount of $10.5 million. The negative events referred to above would have a material adverse impact on our business, operations, reputation and long-term viability. Moreover, negative publicity associated with our evaluation of restructuring and recapitalization alternatives, and the negative consequences should such alternatives be unsuccessful, could adversely affect relationships with suppliers, service providers, customers and potential customers, employees, and other third parties, which in turn could further adversely affect our operations and financial condition. Alleviation of significant cash flow and liquidity difficulties currently experienced by us is substantially dependent on the resolution of the issue described above. We cannot assure you that we will be successful in doing so.

Capital Expenditures.  Cash provided by investing activities for the three months ended March 31, 2016 was $258, compared to cash used in investing activities of $4,289 for the three months ended March 31, 2015, a decrease in cash used of $4,547. The change in net investing activities was primarily due to the significantly lower capital expenditures for the first quarter of 2016 compared to 2015. The 2015 capital expenditures included the payment of 2014 capital expenditures for our Alaska operations which were funded by the issuance of the Notes in July 2014. However, given the state of the industry and the significant reduction in oil and gas activity, we believe any significant investment in capital expenditures, particularly in large equipment purchases, will not be merited until we see a consistent and sustainable recovery throughout the broader market. In addition, our ability to make the capital expenditures contemplated by the above will remain limited, however, due to our current significant cash flow and liquidity difficulties. Based on current information, we expect our total capital expenditures for 2016 to be under $5.0 million.

This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs. But, this amount will not allow us to purchase any new technology or upgrade existing capital assets. If we are able to realize on the accounts receivable or tax credit described above or succeed in finding new sources of financing, and there exist attractive opportunities to invest capital, then we may increase this amount, though we cannot predict, at this time, the size and timing of any such increases.

Financing. Cash provided by financing activities for the three months ended March 31, 2016 was $2,612, compared to cash used in financing activities of $3,848 for the three months ended March 31, 2015, an increase in cash provided of $6,460. The increase in cash provided during the three months ended March 31, 2016 was primarily due to borrowings under our revolving credit facility during the first quarter of 2016 and the 2015 distribution to the noncontrolling interest in our joint venture to perform contracts for the acquisition and development of geophysical and seismic data and related services on the North Slope of Alaska.

Senior Secured Notes. On July 2, 2014, we entered into an indenture under which we issued $150,000 of senior secured notes due July 15, 2019, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. On June 19, 2015, all outstanding senior secured notes were exchanged for an equal amount of new senior secured notes ("Notes"), which are substantially identical in terms to the existing senior secured notes except that the Notes are registered under the Securities Act of 1933, as amended. The Notes bear interest at the annual rate of 10% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. As of the date of this report, $140,000 of the Notes remained outstanding, after giving effect to a debt for equity exchange with one holder of these senior secured notes. For a complete discussion of the terms and security for the Notes, see Note 5 of Notes to Consolidated Financial Statements included in our Amended 10-K.

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
We were in compliance with the indenture covenants as of March 31, 2016.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the availability of cash and our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Revolving Credit Facility. On November 6, 2014, SAExploration, Inc., SAExploration Holdings, Inc., and our other domestic subsidiaries (collectively, "we" or "our") and Wells Fargo Bank, National Association (“Lender”) entered into a Credit Agreement providing for a $20,000 revolving credit facility. The revolving credit facility is secured by our U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the credit agreement. The proceeds of the revolving credit facility are primarily used to fund our working capital needs for operations and for general corporate purposes. As of March 31, 2016 and December 31, 2015, borrowings of $10,535 and $7,899, respectively, were outstanding under the revolving credit facility. As of the date of this report, we had borrowed $13,432 under the revolving credit facility.

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

The credit agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum revolving credit facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of March 31, 2016 and December 31, 2015, letters of credit totaling $100 and $100, respectively, were outstanding under the sub-facility. For a complete discussion of the terms and security for the revolving credit facility, see Note 4 of Notes to Consolidated Financial Statements included in our Amended 10-K.

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

The credit agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. We were in compliance with the credit agreement covenants as of March 31, 2016.

Use of EBITDA (Non-GAAP measure) as a Performance Measure

We use an adjusted form of EBITDA to measure period over period performance, which is not derived in accordance with GAAP. Adjusted EBITDA is defined as net income plus interest expense, less interest income, plus income taxes, plus depreciation and amortization, plus nonrecurring major expenses outside of operations, plus nonrecurring one-time expenses and foreign exchange (gain) or loss. Our management uses adjusted EBITDA as a supplemental financial measure to assess:

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

The computation of our adjusted EBITDA (a non-GAAP measure) from net income, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$16,624	$3,945
Depreciation and amortization (1)	4,332	4,551
Interest expense, net	4,028	4,333
Provision for income taxes	665	1,219
Foreign exchange (gain) loss, net (2)	(1,625)	2,441
Nonrecurring expense (3)(4)	231	596
Adjusted EBITDA	$24,255	$17,085

(1)Depreciation and amortization expense was charged to the statements of operations as follows:

	Three Months Ended March 31,
	2016	2015
Cost of services	$4,199	$4,400
Selling, general and administrative expenses	133	151
Total depreciation and amortization	$4,332	$4,551

(2)	Foreign exchange (gain) loss, net includes the effect of both realized and unrealized foreign exchange transactions.

(3)	Nonrecurring expenses in 2016 primarily consist of various non-operating expenses incurred at the corporate and Peru locations.

(4)	Nonrecurring expenses in 2015 primarily consist of severance payments incurred in our Peru, Colombia, Canada, Alaska and corporate locations.

Critical Accounting Policies

For a discussion of critical accounting policies see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Amended 10-K. There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position, except as discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements under the captions "Recently Issued Accounting Pronouncements - Debt Issuance Costs" and "Share-Based Compensation".

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

Factors that could cause actual results to vary materially from our expectations include the following:

•	the ability to succeed in and the timing to complete any of the restructuring and recapitalization transactions described in this report;

•	the ability to effectively manage our operations during the significant cash flow and liquidity difficulties we are currently experiencing;

•	negative events or publicity associated with our consideration of restructuring and recapitalization alternatives;

•	the negative consequences if we are unsuccessful in achieving a successful restructuring transaction and must file for bankruptcy;

•	the negative consequences if we are successful in achieving a successful restructuring transaction, including the possibility of significant dilution to our existing stockholders;

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

•
the availability of liquidity and capital resources, including our inability to make capital expenditures due to our current liquidity and cash flow situation and the potential impact this has on our business and competitiveness;

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
You should refer to our other periodic and current reports filed with the SEC and the risk factors from our Amended 10-K for specific risks which would cause actual results to be significantly different from those expressed or implied by any of our forward-looking statements. See in particular the risk factors titled "Recent developments in the State of Alaska and their consequences for the market for exploration tax credits have intensified the negative impact on our current liquidity and cash flow" and  "We are exploring a range of transactions to address our current significant cash flow and liquidity difficulties and to recapitalize our balance sheet, but we may not be successful in implementing them, which would have a material and negative impact on us" in our Amended 10-K. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, readers of this report are cautioned not to place undue reliance on the forward-looking statements.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
There have been no material changes in the significant risk factors that may affect our business, financial position, results of operations or liquidity as described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended by our Annual Report on Form 10-K/A for the same period.

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

Date: May 16, 2016

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2016, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.
Herewith