Form 10-Q
period 2016-06-30
SAExploration Holdings, Inc.
filed 2016-08-12
CIK 1514732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of common stock, $0.0001 par value, outstanding as of August 10, 2016: 9,343,513

SAEXPLORATION HOLDINGS, INC.
INDEX TO FORM 10-Q
June 30, 2016

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SAExploration Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,841	$11,300
Restricted cash	509	518
Accounts receivable, net	122,950	67,882
Deferred costs on contracts	903	5,135
Prepaid expenses	3,029	887
Total current assets	144,232	85,722
Property and equipment, net	54,528	61,828
Intangible assets, net	796	789
Goodwill	1,774	1,658
Deferred loan issuance costs, net	1,335	521
Deferred income tax assets	3,886	3,756
Other assets	150	150
Total assets	$206,701	$154,424

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$26,542	$16,575
Accrued liabilities	22,531	17,818
Income and other taxes payable	11,157	2,586
Borrowings under revolving credit facility	14,646	7,899
Current portion of capital leases	115	115
Deferred revenue	3,705	3,903
Total current liabilities	78,696	48,896
Borrowings under senior loan facility	5,600	—
Senior secured notes, net of unamortized deferred loan issuance costs	136,254	135,630
Long-term portion of capital leases	1	55
Deferred income tax liabilities	55	55
Total liabilities	220,606	184,636
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock	—	—
Common stock, $0.0001 par value, 55,000,000 shares authorized, 129,848 and 129,269 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	36,102	35,763
Accumulated deficit	(51,644)	(66,139)
Accumulated other comprehensive loss	(5,255)	(4,271)
Total stockholders’ deficit attributable to the Corporation	(20,795)	(34,645)
Noncontrolling interest	6,890	4,433
Total stockholders’ deficit	(13,905)	(30,212)
Total liabilities and stockholders’ deficit	$206,701	$154,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue from services	$57,049	$66,865	$147,202	$146,543
Cost of services excluding depreciation and amortization expense	36,520	45,889	96,031	100,160
Depreciation and amortization expense included in cost of services	4,172	4,794	8,371	9,194
Gross profit	16,357	16,182	42,800	37,189
Selling, general and administrative expenses	7,213	8,737	13,959	17,613
Income from operations	9,144	7,445	28,841	19,576
Other income (expense):
Costs incurred on debt restructuring	(2,334)	—	(2,334)	—
Interest expense, net	(4,033)	(4,344)	(8,061)	(8,677)
Foreign exchange gain (loss), net	813	510	2,438	(1,931)
Other income (expense), net	26	(185)	21	(378)
Total other expense, net	(5,528)	(4,019)	(7,936)	(10,986)
Income before income taxes	3,616	3,426	20,905	8,590
Provision for income taxes	2,739	271	3,404	1,490
Net income	877	3,155	17,501	7,100
Less: net income attributable to noncontrolling interest	622	1,059	3,006	3,833
Net income attributable to the Corporation	$255	$2,096	$14,495	$3,267

Net income attributable to the Corporation per common share:
Basic	$1.97	$18.96	$112.13	$29.56
Diluted	$1.97	$18.96	$112.09	$29.56

Weighted average shares:
Basic	129,276	110,537	129,272	110,537
Diluted	129,276	110,537	129,316	110,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$877	$3,155	$17,501	$7,100
Foreign currency translation loss	(371)	(338)	(984)	(243)
Total comprehensive income	506	2,817	16,517	6,857
Less: comprehensive income attributable to noncontrolling interest	622	1,059	3,006	3,833
Comprehensive income (loss) attributable to the Corporation	$(116)	$1,758	$13,511	$3,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2016
(In thousands, except share amounts)

	Common Shares Issued and Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Corporation Stockholders’ Deficit	Non-controlling Interest	Total Stockholders’ Deficit
Balance at December 31, 2015	129,269	$2	$35,763	$(66,139)	$(4,271)	$(34,645)	$4,433	$(30,212)
Foreign currency translation	—	—	—	—	(984)	(984)	—	(984)
Distribution to noncontrolling interest	—	—	—	—	—	—	(549)	(549)
Share-based compensation expense	—	—	343	—	—	343	—	343
Vesting of restricted stock awards	776	—	—	—	—	—	—	—
Grantee election to fund payroll taxes out of restricted stock grant	(197)	—	(4)	—	—	(4)	—	(4)
Net income	—	—	—	14,495	—	14,495	3,006	17,501
Balance at June 30, 2016	129,848	$2	$36,102	$(51,644)	$(5,255)	$(20,795)	$6,890	$(13,905)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income attributable to the Corporation	$14,495	$3,267
Net income attributable to noncontrolling interest	3,006	3,833
Net income	17,501	7,100
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,638	9,498
Amortization of loan issuance costs	770	811
Deferred income taxes	—	35
(Gain) loss on disposal of property and equipment	(250)	311
Share-based compensation	343	7
Provision for doubtful accounts	653	—
Unrealized (gain) loss on foreign currency transactions	(2,715)	1,959
Changes in operating assets and liabilities:
Accounts receivable	(53,975)	17,294
Prepaid expenses	(2,393)	9,110
Deferred costs on contracts	4,265	3,905
Accounts payable	9,966	(7,258)
Accrued liabilities	4,427	(3,609)
Income and other taxes payable	8,225	(14,770)
Deferred revenue	(198)	(187)
Other, net	10	11
Net cash provided by (used in) operating activities	(4,733)	24,217
Investing activities:
Purchase of property and equipment	(656)	(4,896)
Proceeds from sale of property and equipment	475	113
Net cash used in investing activities	(181)	(4,783)
Financing activities:
Repayment of notes payable	—	(811)
Borrowings under senior loan facility	5,600	—
Payment of loan facility fee and loan issuance costs	(960)	—
Revolving credit facility borrowings	35,440	14,200
Revolving credit facility repayments	(28,693)	(14,200)
Repayments of capital lease obligations	(54)	(174)
Distribution to noncontrolling interest	(549)	(3,358)
Net cash provided by (used in) financing activities	10,784	(4,343)
Effect of exchange rate changes on cash and cash equivalents	(329)	(234)
Net change in cash and cash equivalents	5,541	14,857
Cash and cash equivalents at the beginning of period	11,300	12,322
Cash and cash equivalents at the end of period	$16,841	$27,179

Supplemental disclosures of cash flow information:
Interest paid	$7,243	$8,209
Income taxes paid, net	$249	$1,656

Supplemental disclosures of cash flow information -- non-cash investing and financing activities:
Capital assets acquired included in accounts payable	$16	$650
Grantee election to fund payroll taxes out of restricted stock grant	$4	$—

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

Basis of Presentation
The unaudited interim condensed consolidated financial statements of the Corporation as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of December 31, 2015. Although the financial statements and related information included herein have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Corporation believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s audited consolidated financial statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, as amended by its Annual Report on Form 10-K/A for the same period (such report, as amended, the "Amended 10-K"). In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Corporation’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.
Certain amounts in the condensed consolidated balance sheet as of December 31, 2015, presented herein have been reclassified to conform to the current period presentation. These reclassifications had no effect on financial position, net income, stockholders' deficit, or cash flows. On July 27, 2016, the Corporation completed a 135-for-1 reverse stock split, whereby each 135 shares of its common stock were reclassified into one share of common stock. All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented.
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

NOTE 2 — RESTRUCTURING

The Corporation previously disclosed in its Amended 10-K and Form 10-Q for the period ended March 31, 2016 (collectively, the “Filings”), that it was exploring a range of transactions to address the Corporation's significant cash flow and liquidity difficulties and the longer term need to realign its capital structure with its current business, given the uncertainty regarding the State of Alaska tax credit program and the continued downturn in the oil and natural gas exploration sector. The effect of the uncertainty regarding the State of Alaska tax credit program and its effect on the Corporation’s cash flow and liquidity are discussed further in Note 3. The Filings also disclosed that the Corporation was in discussions with a group of the holders of its senior secured notes regarding these matters. On June 13, 2016, the Corporation entered into a comprehensive restructuring support agreement (the “Restructuring Support Agreement”) with holders (the “Supporting Holders”) of approximately 66% of the par value of the Corporation’s 10% senior secured notes due 2019 (the “Existing Notes” and the holders thereof, the “Existing Holders”), in which the Supporting Holders and the Corporation agreed to enter into and implement a proposed comprehensive restructuring of the Corporation’s balance sheet, which included the funding of up to $30 million in new capital (the “Restructuring”).

The following is a summary of the key aspects of the Restructuring Support Agreement:

Exchange of Existing Notes for New Second Lien Notes. The Corporation commenced an offer on June 24, 2016 (“Exchange Offer”) to exchange each $1 of Existing Notes held by the Existing Holders for (i) $0.50 of newly issued 10% Senior Secured Second Lien Notes due 2019 (the “New Second Lien Notes”) and (ii) 46.41 shares of newly issued Corporation common stock (giving effect to a 135-for-1 reverse stock split that was effected in connection with closing of the exchange offer, the “Reverse Stock Split”). The Exchange Offer expired on July 22, 2016 and closed on July 27, 2016 (“Closing Date”). In connection with

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

the Exchange Offer, the Corporation also completed a consent solicitation to make certain proposed limited amendments to the terms of the indenture for the Existing Notes, the related security documents and the existing intercreditor agreement to permit the Restructuring. The exchange will be recognized in the three-month period ended September 30, 2016. A further description of the terms of the New Second Lien Notes and revised terms of the Existing Notes is provided in Note 8.

New Senior Loan Facility. On June 29, 2016, the Supporting Holders and the Corporation entered into a $30 million multi-draw senior secured term loan facility (the "Senior Loan Facility"). All holders of Existing Notes that participated in the Exchange Offer were also able to participate in the Senior Loan Facility. Borrowings under the Senior Loan Facility bear interest at a rate of 10% per year, payable monthly. The Senior Loan Facility has a maturity date of January 2, 2018, unless terminated earlier. As part of the consideration for providing the Senior Loan Facility, the Corporation has agreed to issue to the lenders shares equal to 28.2% of the outstanding shares of its common stock as of the Closing Date, after giving effect to the Reverse Stock Split. A further description of the terms of the Senior Loan Facility is provided in Note 7.

Change in Priority of Secured Indebtedness. After the Closing Date, the priority claims of the Corporation’s secured indebtedness are (1) the Revolving Credit Facility, which will be secured by all of the existing collateral on a senior first lien priority basis, (2) the Senior Loan Facility, which will be secured by all of the existing collateral on a junior first lien priority basis, (3) the New Second Lien Notes, which will be secured by substantially all of the existing collateral on a second lien priority basis and (4) the Existing Notes, which will be secured by substantially all of the existing collateral on a third lien priority basis.

Reverse Stock Split and Issuance of Common Stock. The Corporation’s stockholders approved a 135-for-1 reverse stock split that was effected on the Closing Date. After the reverse stock split, 9,213,804 shares of common stock, representing 92.69% of the shares outstanding as of the Closing Date, were issued to the lenders under the New Senior Loan Facility and to tendering holders of Existing Notes. The effect of the Reverse Stock Split on current and prior periods’ earnings per share is discussed in Note 4 and the effect on shares of common stock outstanding is discussed in Note 10.

New Board of Directors. Effective as of the Closing Date, the Board of the Corporation is to be comprised of seven directors, of which six directors have been appointed through the date of this filing. After the final director appointment, the Board will consist of: one member of senior management, four directors chosen by the Supporting Holders, one director chosen by Whitebox Advisors LLC and one director chosen by BlueMountain Capital Management, LLC. Each of Blue Mountain Capital Management, LLC and Whitebox Advisors LLC has the right to choose one director to be nominated by the Corporation for so long as each of their common stock holdings following the Closing Date exceeds 10% of the total shares outstanding.

Senior Management and Share-Based Compensation. The Corporation has entered into new employment agreements with members of its existing senior management. Existing equity grants under the 2013 Long-Term Incentive Plan vested as of the Closing Date for all current participants. Additionally, the Corporation will adopt a Management Incentive Plan, which will reserve 10%, on a fully diluted basis, of the total shares of common stock outstanding as of the Closing Date for distribution to covered employees on terms to be finalized after the Closing Date as further discussed in Note 11.

Warrants. As of the Closing Date, the Corporation issued warrants to existing holders of its common stock for 4.5% of the outstanding common stock. A further description of the terms of the warrants is provided in Note 10.

Costs of Supporting Holders. The Corporation is reimbursing the Supporting Holders and any agent or trustee under the various debt documents for all accrued and unpaid fees and expenses incurred in connection with the Restructuring including, the costs and expenses incurred by counsel to the Supporting Holders in connection with the Restructuring.

Total Indebtedness. As of July 27, 2016, the closing date of the Restructuring, the Corporation had $105.2 million face value of total debt outstanding (including $76.5 million of New Second Lien Notes, $15.0 million of borrowings under the New Senior Loan Facility, $11.7 million of borrowings under the Revolving Credit Facility, $1.9 million of Existing Notes and $109 of existing capital leases). This is a reduction of $55.1 million face value of total debt outstanding compared to the face value of indebtedness outstanding as of June 30, 2016.

Effect of Restructuring on Liquidity. As discussed above, the new Senior Loan Facility adds up to $30.0 million in additional liquidity to the Corporation. The completion of the exchange of the Existing Notes for New Second Lien Notes eliminates the cash requirement for the July 2016 interest payment and allows the payment of interest in kind for a period of up to 12 months. As a consequence, the Corporation currently believes that its existing cash, cash generated from operations and other sources of

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

working capital, such as the Revolving Credit Facility, coupled with the reduced need for working capital due to reductions in expenses will be sufficient for the Corporation to meet its anticipated cash needs for the next 12 months.

NOTE 3 — CREDIT CONCENTRATION

At June 30, 2016, the Corporation's largest account receivable from one customer was $95.0 million, representing 77% of total consolidated accounts receivable. As previously disclosed in the Corporation's Filings, this customer was relying on monetization of tax credits under a State of Alaska tax credit program (“Tax Credits”), either from proceeds from the State of Alaska or from third party financing sources, to satisfy the accounts receivable. There remains substantial uncertainty regarding the timing of reimbursement from the State of Alaska and the availability of third party financing to the customer, or the Corporation, in order for the Corporation to collect its accounts receivable.

Due to the customer’s inability to monetize the Tax Credits associated with the accounts receivable, it assigned to the Corporation $51.6 million of Tax Credits on April 22, 2016 and an additional $21.3 million of Tax Credits on July 27, 2016, so that the Corporation can seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. The Corporation expects the customer to assign to it the remaining Tax Credits once the applications for those Tax Credits have been applied for, which, by statute, cannot be submitted before January 1, 2017. The Corporation does not expect that there will be monetization opportunities prior to the issuance of certificates by the State of Alaska with respect to the Tax Credits. The Corporation expects certificates representing approximately $30.2 million of Tax Credits to be issued to it by the State of Alaska in fiscal year 2016, commencing in the fourth quarter, with certificates representing approximately $59.0 million to be issued on a rolling basis over the course of fiscal year 2017. However, there continues to be uncertainty regarding the timely payment by the State of Alaska of its obligations on issued Tax Credit certificates as well as the Corporation's ability to accurately estimate the timeframe for such payments. The Corporation continues to explore options to monetize the Tax Credit certificates, including an option to sell the certificates in the secondary market at a discount to purchasers that are able to apply the certificates to reduce their own Alaskan tax liabilities. There is a risk that any monetization of the Tax Credits certificates, however, will reflect a substantial discount and may be insufficient to fully repay the customer’s outstanding account receivable. Should this occur, the Corporation may be required to record an impairment to the amount due from the customer.

NOTE 4     — EARNINGS PER SHARE

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

As discussed in Note 2, the Corporation’s board of directors authorized a 135-for-1 reverse split of the outstanding common stock effective as of the Closing Date of the Restructuring. As a result, all share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented.

The computation of basic and diluted net income per share is as follows:

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

	Three Months Ended			Six Months Ended
	Net Income Attributable to the Corporation	Shares	Per Share	Net Income Attributable to the Corporation	Shares	Per Share
June 30, 2016:
Basic income per share	$255	129,276	$1.97	$14,495	129,272	$112.13
Effect of dilutive unvested restricted stock unit awards	—	—	—	—	44	(0.04)
Diluted income per share	$255	129,276	$1.97	$14,495	129,316	$112.09

June 30, 2015:
Basic income per share	$2,096	110,537	$18.96	$3,267	110,537	$29.56
Effect of dilutive securities	—	—	—	—	—	—
Diluted income per share	$2,096	110,537	$18.96	$3,267	110,537	$29.56

Options to purchase 1,790 shares of common stock have been excluded from the calculation of diluted net income per share in the three and six month periods ended June 30, 2016 and 2015, since the $4.12 option exercise price was higher than the weighted average share price during the period the options were outstanding. Unvested restricted stock units representing 805 issuable shares were excluded from the calculation of diluted net income per share in the three month period ended June 30, 2016, since they were anti-dilutive. Unvested restricted stock units totaling 2,416 shares were excluded from the calculation of diluted net income per share in the three and six month periods ended June 30, 2015, since the shares represented by unvested restricted stock units were offset by an equivalent number of shares of common stock that would be purchased under the treasury stock method. Warrants to purchase 4,310 shares of common stock have been excluded from the calculation of diluted net income per share in the three and six month periods ended June 30, 2015, since the $12.00 warrant exercise price was higher than the weighted average share price during the respective periods.

NOTE 5 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Accounts Receivable

Accounts receivable is comprised of the following:

	June 30, 2016	December 31, 2015
Accounts receivable	$123,603	$67,882
Less allowance for doubtful accounts	(653)	—
Accounts receivable, net	$122,950	$67,882

Property and Equipment

Property and equipment is comprised of the following:

	June 30, 2016	December 31, 2015
Property and equipment	$125,089	$123,186
Less accumulated depreciation and amortization	(70,561)	(61,358)
Property and equipment, net	$54,528	$61,828

Intangible Assets

Intangible assets are comprised of the following:

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

	June 30, 2016	December 31, 2015
Intangible assets	$1,383	$1,329
Less accumulated amortization	(587)	(540)
Intangible assets, net	$796	$789

Accrued Liabilities

Accrued liabilities are comprised of the following:

	June 30, 2016	December 31, 2015
Accrued payroll liabilities	$9,626	$5,794
Accrued interest	6,501	6,463
Other accrued liabilities	6,404	5,561
Total accrued liabilities	$22,531	$17,818

NOTE 6 — REVOLVING CREDIT FACILITY

On November 6, 2014, SAExploration, Inc. (“Borrower”), SAExploration Holdings, Inc. (“Corporation”) and the Corporation’s other domestic subsidiaries and Wells Fargo Bank, National Association ("Wells Fargo" or “Lender”) entered into a Credit and Security Agreement. The credit agreement provides for a $20,000 revolving line of credit facility ("Revolving Credit Facility") secured by the Corporation’s and the Corporation's domestic subsidiaries' U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the credit agreement. The proceeds of the Revolving Credit Facility are primarily used to fund the Corporation’s working capital needs for its operations and for general corporate purposes. As of June 30, 2016 and December 31, 2015, borrowings of $14,646 and $7,899, respectively, were outstanding under the Revolving Credit Facility.

Borrowings made under the Revolving Credit Facility bear interest, payable monthly, at a rate of daily three month LIBOR plus 3% (3.65% at June 30, 2016 and 3.61% at December 31, 2015). The Revolving Credit Facility has a maturity date of November 6, 2017, unless terminated earlier. The Corporation may request, and the Lender may grant, an increase to the maximum amount available under the Revolving Credit Facility in minimum increments of $1,000 not to exceed an additional $10,000 in the aggregate, so long as certain conditions as described in the credit agreement are met.

The credit agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Revolving Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of June 30, 2016 and December 31, 2015, letters of credit totaling $1,300 and $100, respectively, were outstanding under the sub-facility. For a complete discussion of the terms and security for the Revolving Credit Facility, see Note 5 of Notes to Consolidated Financial Statements included in the Corporation's Amended 10-K.

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

The credit agreement contains covenants including, but not limited to (i) maintain and deliver to Lender, as required, certain financial reports, records and other items, (ii) subject to certain exceptions under the credit agreement, restrictions on the ability of the Corporation to incur indebtedness, create or incur liens, enter into fundamental changes to corporate structure or to the nature of the business of the Corporation, dispose of assets, permit a change in control, acquire non-permitted investments, enter into

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

affiliate transactions or make distributions, (iii) maintain the minimum EBITDA specified above and (iv) maintain eligible equipment, as defined, located in the State of Alaska with a value of at least 75% of the value of such equipment included in the borrowing base availability plus the value of equipment outside the United States which would be otherwise eligible under the credit agreement. The credit agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. The Corporation was in compliance with the credit agreement covenants as of June 30, 2016.

In connection with the Restructuring discussed in Note 2, the Corporation and Lender entered into an amendment to the Revolving Credit Facility on June 29, 2016, to permit the entry into and borrowings under the new Senior Loan Facility, the issuance of the New Second Lien Notes, the entry into an amended and restated intercreditor agreement, the amendments to the existing security agreement and any necessary amendments to the collateral agreements relating to the Existing Notes and consented to and waived any and all defaults or events of default resulting directly from the Restructuring. The Corporation paid a $30 fee in connection with the execution of the amendment, which was charged to selling, general and administrative expenses in the three and six month periods ended June 30, 2016.

NOTE 7 — SENIOR LOAN FACILITY

On June 29, 2016, the Corporation, as borrower, and each of the Corporation’s domestic subsidiaries, as guarantors (the “Guarantors”), entered into the Senior Loan Facility with the Supporting Holders of the Existing Notes. In addition to the Supporting Holders, certain holders of the Existing Notes subsequently elected to participate as lenders in the Senior Loan Facility based on their proportionate ownership of the Existing Notes. The Senior Loan Facility provides funding up to a maximum amount of $30,000, of which $5,600 was borrowed on June 29, 2016 and was outstanding on June 30, 2016. A second draw in the amount of $9,400 was made on July 27, 2016, and the remaining $15,000 will become available for borrowing on up to three separate dates based upon receipt by the Corporation of Alaska Tax Credits of not less than $25,000.

Borrowings under the Senior Loan Facility bear interest at a rate of 10% per year, payable monthly. The Senior Loan Facility has a maturity date of January 2, 2018, unless terminated earlier. In connection with the borrowing, costs consisting of a $600 facility fee and legal and investment banking costs of $360 were recorded as deferred loan issuance costs in the three-month period ended June 30, 2016. As part of the consideration for providing the Senior Loan Facility, 2,803,302 shares of Corporation common stock were issued to the lenders on July 27, 2016 which will be recorded at fair value in the three-month period ended September 30, 2016.

The Senior Loan Facility is secured by substantially all of the collateral securing the obligations under (i) the Credit and Security Agreement dated November 6, 2014, as amended, among the Corporation and its domestic subsidiaries, Wells Fargo and (ii) the Existing Notes, respectively, including the receivable due to the Corporation discussed in Note 3. This security interest is junior to the security interest in such collateral securing the obligations under the Revolving Credit Facility and senior to the security interests in such collateral securing the obligations under the New Second Lien Notes and the Existing Notes.

The Senior Loan Facility contains negative covenants that restrict the Corporation’s and the Guarantors’ ability to incur indebtedness, create or incur liens, enter into fundamental changes to the Corporation’s corporate structure or to the nature of the Corporation’s business, dispose of assets, permit a change in control to occur, make certain prepayments, other payments and distributions, make certain investments, enter into affiliate transactions or make certain distributions, and maintain and deliver certain financial reports, projections, records and other items. The Senior Loan Facility also contains customary representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the New Senior Loan Facility Agent and the lenders, and customary events of default.

On June 29, 2016, the Corporation, the guarantors party thereto (the “Existing Notes Guarantors”) and Wilmington Savings Fund Society, FSB (successor to U.S. Bank National Association), as trustee for the Existing Notes (the “Existing Trustee”), entered into a first supplemental indenture (the “Supplemental Indenture”) to the indenture governing the Existing Notes (the “Existing Indenture”). The Supplemental Indenture modified the Existing Indenture to, among other things, permit the incurrence of additional secured indebtedness pursuant to the Senior Loan Facility and through the issuance of the New Second Lien Notes in the Exchange Offer. The Supplemental Indenture includes additional changes necessary to give effect to the Restructuring and directs the Existing Trustee, in its capacity as noteholder collateral agent for the Existing Notes, to enter into the Amended and Restated Intercreditor Agreement and the amendment to the Existing Security Agreement, each as described below, on behalf of the Existing Holders.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

The material terms of the Existing Indenture, other than the amendments summarized above, remain substantially as set forth in the Existing Indenture.

On June 29, 2016, Wells Fargo, in its capacity as lender and collateral agent under the Revolving Credit Facility, Wilmington Savings Fund Society, FSB (successor to U.S. Bank National Association), in its capacity as trustee and collateral agent for the Existing Notes, and Delaware Trust Corporation, in its capacity as administrative agent and collateral agent for the Senior Loan Facility, amended and restated the Intercreditor Agreement, dated as of November 6, 2014, by and between Wells Fargo and Wilmington Savings Fund Society, FSB (as successor to U.S. Bank National Association) (the “Existing Intercreditor Agreement” and as amended and restated, the “Amended and Restated Intercreditor Agreement”), to govern the relationship of the Existing Holders, the holders of New Second Lien Notes, and the lenders under the Corporation’s Revolving Credit Facility and Senior Loan Facility, with respect to the collateral and certain other matters. The Amended and Restated Intercreditor Agreement, among other things, modifies the terms of the Existing Intercreditor Agreement to (i) establish the relative priorities, rights, obligations and remedies with respect to the collateral among the Existing Holders, the holders of the New Second Lien Notes, the lenders under the Revolving Credit Facility, the lenders under the Senior Loan Facility, the holders of future debt that is permitted to share the security interests currently held by the Existing Holders, the holders of the New Second Lien Notes, the lenders under the Revolving Credit Facility and the lenders under the Senior Loan Facility, as the case may be, on a pari passu basis and the collateral agents of the foregoing (collectively, the “Secured Parties”); and (ii) modify the terms of the Existing Intercreditor Agreement to permit the holders of obligations under the Senior Loan Facility and the New Second Lien Notes to share the security interests currently held by the Existing Holders and Wells Fargo as the lender under the Revolving Credit Facility as follows:

•	the obligations under the Revolving Credit Facility will be secured by all of the existing collateral on a senior first lien priority basis;

•	the obligations under the Senior Loan Facility will be secured by all of the existing collateral on a junior first lien priority basis;

•	the obligations under the New Second Lien Notes will be secured by substantially all of the existing collateral on a second lien priority basis; and

•	the obligations under the Existing Notes will be secured by substantially all of the existing collateral on a third lien priority basis.

In addition, the Amended and Restated Intercreditor Agreement provides that, following a triggering event, as among the Secured Parties, the Senior Representative will have the right (subject to a purchase option by the other Secured Parties) to, or the right to direct any other collateral agent to, adjust or settle insurance policies or claims in the event of any loss thereunder relating to insurance proceeds with respect to collateral, to approve any award granted in any condemnation or similar proceeding affecting such insurance proceeds and to enforce rights, exercise remedies and discretionary rights and powers with respect to collateral; and similarly, the Secured Parties will agree that if the Corporation or any guarantor becomes subject to a case under the U.S. Bankruptcy Code, the Secured Parties will only be permitted to object to a debtor-in-possession financing or the use of cash collateral if the Secured Parties for which the Senior Representative is the collateral agent also object. The “Senior Representative” under the Amended and Restated Intercreditor Agreement will be Wells Fargo as the Revolving Credit Facility Agent, until the obligations under the Revolving Credit Facility have been discharged in full, after which the New Senior Loan Facility Agent will be the Senior Representative; and once the Revolving Credit Facility Agent and the New Senior Loan Facility Agent each cease to be the Senior Representative and the obligations under each of the Revolving Credit Facility and New Senior Loan Facility have been discharged in full, the Senior Representative will be Wilmington Savings Fund Society, FSB, as the New Noteholder Collateral Agent. The material terms of the Amended and Restated Intercreditor Agreement, other than those summarized above, remain substantially as set forth in the Existing Intercreditor Agreement, except that the Noteholder Collateral Agent will no longer have a first-priority security interest in the “Noteholder Priority Collateral” (as such term is defined in the Existing Intercreditor Agreement).

On June 29, 2016, the Corporation and the Existing Notes Guarantors, as pledgors, also entered into an amendment (the “Security Agreement Amendment”) to the Security Agreement, dated as of July 2, 2014 (as amended from time to time, the “Existing Security Agreement”), with Wilmington Savings Fund Society, FSB, as noteholder collateral agent for the Existing Notes. The Security Agreement Amendment introduced conforming changes to reflect the provisions incorporated into the Amended and Restated Intercreditor Agreement.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 8 — NOTES PAYABLE

Senior secured notes outstanding were as follows:

	June 30, 2016	December 31, 2015

Senior secured notes:
Principal outstanding	$140,000	$140,000
Less unamortized deferred loan issuance costs	3,746	4,370
Total senior secured notes outstanding	136,254	135,630
Less current portion of senior secured notes	—	—
Total long-term portion of senior secured notes	$136,254	$135,630

On July 2, 2014, the Corporation entered into an indenture under which it issued $150,000 of senior secured notes due July 15, 2019, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. On June 19, 2015, all outstanding senior secured notes were exchanged for an equal amount of new senior secured notes ("Existing Notes"), which are substantially identical in terms to the existing senior secured notes except that the Existing Notes are registered under the Securities Act of 1933, as amended. The Existing Notes bear interest at the annual rate of 10% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. For a complete discussion of the terms and security for the Existing Notes, see Note 6 of Notes to Consolidated Financial Statements included in the Corporation's Amended 10-K.

The indenture contains covenants which include limitations on the Corporation's ability to: (i) transfer or sell assets; (ii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iii) incur or guarantee additional indebtedness or, with respect to the Corporation's restricted subsidiaries, issue preferred stock; (iv) create or incur liens; (v) incur dividend or other payment restrictions affecting its restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of its or its subsidiaries’ assets; (vii) enter into transactions with affiliates; (viii) engage in business other than its current business and reasonably related extensions thereof; and (ix) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Existing Notes. The Corporation was in compliance with the indenture covenants as of June 30, 2016.

Exchange of Existing Notes for New Second Lien Notes

As discussed in Note 2, the Corporation commenced an offer on June 24, 2016 to exchange each $1 of the Existing Notes for (i) $0.50 of newly issued 10% Senior Secured Second Lien Notes due 2019 and (ii) 46.41 shares of newly issued Corporation common stock (giving effect to a 135-for-1 reverse stock split that was effected in connection with closing of the Exchange Offer). The Exchange Offer expired on July 22, 2016 and closed on July 27, 2016. On the Closing Date, a total of $138,128 face value of the Existing Notes were exchanged for (i) $76,523 New Second Lien Notes, including $7,459 New Second Lien Notes representing accrued and unpaid interest and (ii) 6,410,502 shares of Corporation common stock, which will be recorded at fair value. The exchange will be accounted for during the three-month period ending September 30, 2016. In connection with the exchange, the Corporation recognized debt restructuring costs of $2,334 during the three and six-month periods ended June 30, 2016.

In connection with the Exchange Offer, the Corporation also completed a consent solicitation to make certain proposed limited amendments to the terms of the indenture for the Existing Notes, the related security documents and the existing intercreditor agreement to permit the Restructuring as discussed in Note 7. The New Second Lien Notes terms are substantially similar to the Existing Notes with the following modifications:

•
The New Second Lien Notes have a maturity date of September 24, 2019, provided that, if any of the Existing Notes remain outstanding as of March 31, 2019, the maturity date of the New Second Lien Notes will become April 14, 2019 upon the vote of the holders of a majority of the then-outstanding New Second Lien Notes.

•	The liens securing the New Second Lien Notes are junior to the liens securing the Senior Loan Facility and senior to the liens securing the Existing Notes after the Closing Date.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

•
In addition to the exchange consideration, each participating holder received accrued and unpaid interest on its tendered Existing Notes that were accepted for exchange from their last interest payment date of January 15, 2016 to, but not including, the settlement date, which was paid in the form of New Second Lien Notes with a principal amount equal to the amount of such accrued and unpaid interest totaling $7,459.

•
Interest on the New Second Lien Notes is payable quarterly. The Corporation may elect to pay interest on the New Second Lien Notes in kind with additional New Second Lien Notes for the first twelve months of interest payment dates following the Closing Date, provided that, if the Corporation makes this election, the interest on the New Second Lien Notes for such in kind payments will accrue at a per annum rate 1% percent higher than the cash interest rate of 10%.

•
The New Second Lien Notes have a special redemption right at par of up to $35 million of the issuance to be paid out of the proceeds of the Alaska Tax Credit certificates and shall be conditioned upon payment in full of the Revolving Credit Facility and the Senior Loan Facility.

•
The New Second Lien Notes include a make-whole provision requiring that if the New Second Lien Notes are accelerated or otherwise become due and payable prior to their stated maturity due to an Event of Default (including but not limited to a bankruptcy or liquidation of the Corporation (including the acceleration of claims by operation of law)), then the applicable premium payable with respect to an optional redemption will also be immediately due and payable, along with the principal of, accrued and unpaid interest on, the New Second Lien Notes and shall constitute part of the obligations in respect thereof as if such acceleration were an optional redemption of the New Second Lien Notes, in view of the impracticability and extreme difficulty of ascertaining actual damages and by mutual agreement of the parties as to a reasonable calculation of each holder’s lost profits as a result thereof.

NOTE 9 — INCOME TAXES

The Corporation’s effective tax rate was 75.7% and 7.9% for the three months ended June 30, 2016 and 2015, respectively. The increase in the 2016 effective tax rate is primarily due to several factors including fluctuations in earnings among the various jurisdictions in which the Corporation operates, partially offset by increases in permanent tax differences and foreign tax rate differentials.  The Corporation’s effective tax rate was 16.3% and 17.3% for the six months ended June 30, 2016 and 2015, respectively. The decrease in the 2016 effective tax rate is primarily due to several factors including fluctuations in earnings among the various jurisdictions in which the Corporation operates, partially offset by increases in permanent tax differences and foreign tax rate differentials. The primary reason the 2016 effective tax rate differs from the 35% Federal statutory corporate rate is the reversal of valuation allowances, offset by increases in permanent tax differences and foreign tax rate differentials.

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

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Corporation is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights, and preferences as may be determined from time to time by the Corporation’s Board of Directors. As of June 30, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Common Stock

The Corporation is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. On June 15, 2016, the Corporation’s board of directors authorized a 135-for-1 reverse split of the outstanding common stock effective as of the Closing Date of the Restructuring. All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented. As of June 30, 2016 and December 31, 2015, a total of 129,848 and 129,269 shares were issued and outstanding, respectively.

Warrants

A total of 4,310 warrants with an expiration date of June 24, 2016 and an exercise price of $12.00 per share expired unexercised.

As an element of the Restructuring discussed in Note 2, on the Closing Date, the Corporation granted to stockholders of record on July 26, 2016, 154,108 Series A Warrants and 154,108 Series B Warrants (together the "Warrants") to purchase shares of the Corporation's common stock. Each Warrant will entitle the holder to purchase one share of the Corporation's common stock. The Series A Warrants and Series B Warrants have exercise prices of $10.30 and $12.88, respectively, and expire on July 27, 2021. The Warrants will become exercisable 30 days in advance of their expiration date contingent upon the receipt by the Corporation of tax credit certificates in a face amount of at least $25 million issued by the State of Alaska to the Corporation. The warrants will be recorded at fair value during the three-month period ended September 30, 2016.

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

Merger Consideration Escrow

A portion of the merger consideration payable at Closing was allocable to holders of certain derivative securities of Former SAE that were not converted or exchanged prior to the Merger. As of June 30, 2016, a total of 200 shares of Corporation common stock were held in escrow pending the conversion or exercise of those derivative securities (the “Merger Consideration Escrow”). The escrow agreement provides that CLCH, LLC ("CLCH"), as nominee of the Corporation, will have voting control over all shares of Corporation common stock held in the Merger Consideration Escrow.

Merger Indemnification Escrow
In connection with the Merger, 4,041 shares of Corporation common stock issued to Former SAE stockholders at Closing were deposited in escrow to secure the indemnification obligations under the Merger Agreement. As of May 23, 2016, the remaining escrowed shares had been released to the Former SAE stockholders.
NOTE 11 — SHARE-BASED COMPENSATION

2013 Long Term Incentive Plan

Share-based compensation expense for stock option and restricted stock unit awards in the three and six months ended June 30, 2016 was $178 and $343, respectively. Share-based compensation expense for stock option and restricted stock unit awards in the three and six months ended June 30, 2015 was $7 and $7, respectively. As an element of the Restructuring discussed in Note 2, the Corporation accelerated the vesting of all existing awards under its 2013 Long-Term Incentive Plan effective as of the Closing Date. As a result of the accelerated vesting, the Corporation will charge the remaining unrecognized compensation expense on existing awards of $237 to the results of operations during the three-month period ending September 30, 2016.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

2016 Long Term Incentive Plan

On August 3, 2016 the Board of Directors approved and adopted the 2016 Long Term Incentive Plan (“2016 Plan”), for the purpose of promoting the long-term success of the Corporation and the creation of value for its stockholders. On August 4, 2016, the Corporation received written consents from the holders of a majority of the shares of its common stock outstanding approving and adopting the 2016 Plan. The Company will file an Information Statement on Schedule 14C with the Securities and Exchange Commission (the “Information Statement”) and the 2016 Plan will become effective twenty calendar days following the mailing of the Information Statement. The 2016 Plan supersedes any prior management or employee stock compensation plan of the Corporation in effect on the Closing Date.

The 2016 Plan provides for awards of stock options, stock appreciation rights, restricted shares, stock units and performance cash awards. The 2016 Plan reserves 1,038,258 shares of common stock (“MIP Shares”) for distribution to covered employees. The 2016 Plan requires that 622,955 of the shares reserved for issuance be granted to certain employees of the Corporation as soon as administratively practicable after effectiveness of the stockholder approval, in the form of stock units and options, on the terms and subject to the conditions set forth in the 2016 Plan.

Senior management will receive 60% of the MIP Shares, of which 1/3 will vest on each of (1) the earlier of (a) the first anniversary of the Closing Date and (b) the date the Corporation receives Alaskan Tax Credit certificates in a face amount of at least $25 million, and (2) each anniversary of the Closing Date for the two years thereafter in the form of: (i) shares equal to 3% of the Corporation’s outstanding Common Stock as of the Closing Date on a fully diluted basis; and (ii) at-the-money incentive options to acquire shares equal to 3% of the Corporation’s outstanding common stock as of the Closing Date on terms to be defined. The remaining 40% of MIP Shares shall be granted to members of management and other key employees and distributed according to a vesting schedule to be determined by the Board.

NOTE 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, borrowings under the Revolving Credit Facility and borrowings under the Senior Loan Facility are a reasonable estimate of their fair values due to their short duration.

There were no Corporation financial instruments measured at fair value on a recurring basis at June 30, 2016, December 31, 2015 or June 30, 2015.

The Corporation financial instruments not recorded at fair value consist of the Existing Notes. At June 30, 2016, the carrying value of the Existing Notes was $136,254 and the estimated fair value was $65,800. The fair value is determined by a market approach using dealer quoted period-end bond prices. This instrument is classified as Level 2 as valuation inputs for fair value measurements are dealer quoted market prices at June 30, 2016 obtained from independent third party sources. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

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

NOTE 13 — NONCONTROLLING INTEREST

Effective November 19, 2012, an agreement was entered into between a subsidiary of the Corporation and Kuukpik Corporation (“Kuukpik”) to form a separate legal entity (“Joint Venture”) for the purpose of performing contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the North Slope of Alaska (onshore or offshore) for a period of five years. The Corporation's and Kuukpik’s percentage ownership interests in the Joint Venture are 49.0% and 51.0%, respectively. The sole source of revenue of the Joint Venture is contracts performed by the Corporation. Pre-award costs incurred on potential contracts by Kuukpik and the Corporation are absorbed by each party and not by the Joint Venture. The Joint Venture receives 10% of gross revenues of all North Slope of Alaska contracts performed by the Corporation, which is distributed to Kuukpik and the Corporation based on their relative ownership percentages. Risk of loss on a contract, including credit risk, is the Corporation's sole responsibility. Based on its power to influence the significant business activities of the Joint Venture and its responsibility to absorb contract losses, the Corporation was determined to be the primary beneficiary under GAAP and as such consolidates the Joint Venture. The results of the Joint Venture are combined with the Corporation and all intercompany transactions are eliminated upon consolidation. Amounts reflected for the Joint Venture in the unaudited condensed consolidated financial statements consist of the balances reported under net income attributable to noncontrolling interest for the three and six month periods ended June 30, 2016 and 2015 and noncontrolling interest on the June 30, 2016 and December 31, 2015 balance sheets.

NOTE 14 — RELATED PARTY TRANSACTIONS

Jeff Hastings, the Corporation’s Chief Executive Officer and Chairman of the Board of Directors, owns and controls Speculative Seismic Investments, LLC (“SSI”), which holds $1,303 of the Corporation’s New Second Lien Notes and 142,968 shares of the Corporation’s common stock. SSI is a lender under the Corporation’s Senior Loan Facility in the principal amount of $271 and exchanged $2,352 of the Corporation’s Existing Notes in the Restructuring consummated on July 27, 2016. Mr. Hastings also controls CLCH, LLC, which holds 24,221 shares of the Corporation’s common stock.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

The Corporation is involved in various legal proceedings involving contractual and employment relationships, liability claims, and a variety of other matters. The outcome of these legal proceedings and other matters is not expected to have, either individually or in the aggregate, a material adverse effect on the Corporation’s financial position, results of operations, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 and the accompanying notes to the unaudited condensed consolidated financial statements. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Part II of this Report. See “Forward-Looking Statements” below. Amounts are in thousands, except for share amounts and as otherwise noted.

Highlights

The following discussion is intended to assist in understanding our financial position at June 30, 2016, and our results of operations for the three and six months ended June 30, 2016. Financial and operating results for the three months ended June 30, 2016 include:

•	Revenue from services for the three months ended June 30, 2016 was $57,049 compared to $66,865 in 2015.

•	Gross profit for the three months ended June 30, 2016 increased to $16,357 from $16,182 in 2015.

•	Gross profit as a percentage of revenue for the three months ended June 30, 2016 increased to 28.7% from 24.2% in 2015.

•	Operating income for the three months ended June 30, 2016 increased to $9,144 from $7,445 in 2015.

•	Net income for the three months ended June 30, 2016 decreased to $877 from $3,155 in 2015.

•	Adjusted EBITDA for the three months ended June 30, 2016 increased to $14,054 from $13,236 for 2015.

•	Adjusted EBITDA as a percentage of revenue for the three months ended June 30, 2016 increased to 24.6% from 19.8% in 2015.

•	Cash and cash equivalents totaled $16,841 as of June 30, 2016 compared to $27,179 as of June 30, 2015.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Our operating results for the three months ended June 30, 2016 and 2015 are highlighted below:

	Three Months Ended June 30,
	2016	% of Revenue	2015	% of Revenue
Revenue from services:
North America	$15,348	26.9%	$39,968	59.8%
South America	40,973	71.8%	1,482	2.2%
Southeast Asia	728	1.3%	25,415	38.0%
Total revenue	57,049	100.0%	66,865	100.0%
Gross profit	16,357	28.7%	16,182	24.2%
Selling, general and administrative expenses	7,213	12.7%	8,737	13.1%
Income from operations	9,144	16.0%	7,445	11.1%
Other expense, net	(5,528)	(9.7)%	(4,019)	(6.0)%
Provision for income taxes	2,739	4.8%	271	0.4%
Less net income attributable to noncontrolling interest	622	1.1%	1,059	1.6%
Net income attributable to the Corporation	$255	0.4%	$2,096	3.1%

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Our operating results for the six months ended June 30, 2016 and 2015 are highlighted below:

	Six Months Ended June 30,
	2016	% of Revenue	2015	% of Revenue
Revenue from services:
North America	$81,005	55.0%	$101,486	69.3%
South America	64,612	43.9%	19,642	13.4%
Southeast Asia	1,585	1.1%	25,415	17.3%
Total revenue	147,202	100.0%	146,543	100.0%
Gross profit	42,800	29.1%	37,189	25.4%
Selling, general and administrative expenses	13,959	9.5%	17,613	12.0%
Income from operations	28,841	19.6%	19,576	13.4%
Other expense, net	(7,936)	(5.4)%	(10,986)	(7.5)%
Provision for income taxes	3,404	2.3%	1,490	1.1%
Less net income attributable to noncontrolling interest	3,006	2.1%	3,833	2.6%
Net income attributable to the Corporation	$14,495	9.8%	$3,267	2.2%

Revenue from Services.

North America: Revenue in North America for the three months ended June 30, 2016 decreased by $24,620 or 61.6% compared to the three months ended June 30, 2015, primarily in Alaska. Revenue in North America for the six months ended June 30, 2016 decreased by $20,481 or 20.2% compared to the six months ended June 30, 2015, primarily in Alaska partially offset by an increase in Canada. In Alaska, we experienced a decrease in the overall amount of projects performed during the second quarter of 2016 when compared to the same period in 2015. The decrease in activity was due mainly to market conditions.

South America: Revenue in South America for the three months ended June 30, 2016 increased by $39,491 or 2,664.7% compared to the three months ended June 30, 2015. Revenue in South America for the six months ended June 30, 2016 increased by $44,970 or 228.9% compared to the six months ended June 30, 2015. The increase in revenue during 2016 was primarily due to major projects in Bolivia and in Colombia versus smaller projects in Peru and Colombia during 2015. Activity in South America continues to be at historically low levels due to the significant decline in exploration spending related to the instability in oil and gas prices.

Southeast Asia: Revenues in Southeast Asia for the three months ended June 30, 2016 decreased by $24,687 compared to the three months ended June 30, 2015. Revenues in Southeast Asia for the six months ended June 30, 2016 decreased by $23,830 compared to the six months ended June 30, 2015. The decrease in 2016 revenue for Southeast Asia was due primarily to the major deep water ocean bottom marine project in Malaysia substantially completed in the second quarter of 2015.

Gross Profit.  Gross profit increased to $16,357, or 28.7% of revenues for the three months ended June 30, 2016 from $16,182, or 24.2% of revenues, for the three months ended June 30, 2015. Gross profit increased to $42,800, or 29.1% of revenues for the six months ended June 30, 2016 from $37,189, or 25.4% of revenues, for the six months ended June 30, 2015. The improvement in gross profit as a percentage of revenue was primarily related to the continuing operational execution improvement in Alaska and Canada and favorable performance on the Bolivian project.

Within the seismic data services industry, gross profit is presented both with and without depreciation and amortization expense on equipment used in operations. Our gross profit is presented after reduction for depreciation and amortization expense on equipment used in operations. The following table discloses gross profit on both bases:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
Gross profit as presented	$16,357	28.7%	$16,182	24.2%	$42,800	29.1%	$37,189	25.4%
Depreciation and amortization expense included in cost of services	4,172	7.3%	4,794	7.2%	8,371	5.7%	9,194	6.3%
Gross profit excluding depreciation and amortization expense included in cost of services	$20,529	36.0%	$20,976	31.4%	$51,171	34.8%	$46,383	31.7%

Selling, General and Administrative Expenses ("SG&A"). For the three months ended June 30, 2016, SG&A expenses decreased by $1,524 to $7,213 or 12.7% of revenue compared to $8,737 or 13.1% of revenue for the three months ended June 30, 2015. For the six months ended June 30, 2016, SG&A expenses decreased by $3,654 to $13,959 or 9.5% of revenue compared to $17,613 or 12.0% of revenue for the six months ended June 30, 2015. SG&A expenses in 2016 as a percentage of revenue decreased versus 2015 due to headcount reductions and cost controls implemented during both periods. SG&A expense includes severance costs from newly implemented headcount reductions incurred in our Peru, Colombia, Canada, Alaska and corporate locations of $410 for the three and six months ended June 30, 2016, respectively, and $400 and $996 for the three and six months ended June 30, 2015, respectively, related to the initial workforce reduction program announced last year.

Other Expense. Other expense increased by $1,509 for the three months ended June 30, 2016, primarily due to $2,334 of costs incurred for the debt restructuring completed in July 2016, partially offset by an increased gain of $303 on principally unrealized foreign currency transactions and lower interest expense of $311. Other expense decreased by $3,050 for the six months ended June 30, 2016, primarily due to an increased gain of $4,369 on principally unrealized foreign currency transactions and lower interest expense of $616, partially offset by $2,334 of costs incurred for the debt restructuring completed in July 2016. The gain on foreign currency transactions was a result of the weakening U.S. dollar in 2016 versus a strengthening U.S. dollar in 2015 relative to currencies in Canada and South American countries. Interest expense decreased in 2016 due to the debt for equity exchange in August 2015 and repayment of an equipment loan in December 2015.

Provision for Income Taxes. For the three months ended June 30, 2016, the provision for income taxes was $2,739 representing a 75.7% effective tax rate compared to the provision for income taxes of $271 for the three months ended June 30, 2015 representing a 7.9% effective tax rate. For the six months ended June 30, 2016, the provision for income taxes was $3,404 representing a 16.3% effective tax rate compared to the provision for income taxes of $1,490 for the six months ended June 30, 2015 representing a 17.3% effective tax rate. The increase in the provision for income taxes was primarily due to fluctuations in earnings among the various jurisdictions in which we operate, partially offset by the reversal of certain deferred tax asset valuation allowances and other permanent differences.

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

Net Income Attributable to the Corporation. For the three months ended June 30, 2016, net income attributable to the Corporation was $255 compared to a net income of $2,096 for the three months ended June 30, 2015.

The decrease in net income for the three months ended June 30, 2016 was primarily due to the following factors:

•	Costs incurred for the debt restructuring; and

•	Proportionately higher provision for income taxes; partially offset by

•	Lower SG&A expenses;

•	Increased gross profit in terms of amount and as a percentage of revenue;

•	Increased unrealized gains on foreign currency transactions; and

•	Lower interest expense.

For the six months ended June 30, 2016, net income attributable to the Corporation was $14,495 compared to a net income of $3,267 for the six months ended June 30, 2015.

The increase in net income for the six months ended June 30, 2016 was primarily due to the following factors:

•	Increased gross profit in terms of amount and as a percentage of revenue;

•	Lower SG&A expenses;

•	Increased unrealized gains on foreign currency transactions;

•	Lower interest expense; and

•	Lower effective income tax rate; partially offset by

•	Costs incurred for the debt restructuring.

Adjusted EBITDA. For the three months ended June 30, 2016, adjusted EBITDA increased to $14,054 from $13,236 for the three months ended June 30, 2015. For the six months ended June 30, 2016, adjusted EBITDA increased to $38,309 from $30,321 for the six months ended June 30, 2015. The increase was due primarily to improved operating results as discussed above.

Liquidity and Capital Resources

Working Capital.   Working capital as of June 30, 2016 was $65,536 compared to $36,826 as of December 31, 2015. The increase in working capital for the first six months of 2016 was principally due to the increase in cash flows from operations which resulted from the improved operational execution and increase in activity on the North Slope of Alaska and in South America. While we still face challenges collecting on the $95.0 million account receivable owed to us from one customer which we have previously disclosed, we continue to explore monetizing the tax credits relating to the account receivable and we have entered into the Senior Loan Facility described below that provides additional funding up to a maximum amount of $30.0 million.

Cash Flows and Liquidity.   Cash used in operations for the six months ended June 30, 2016 was $4,733, compared to cash provided by operations of $24,217 for the six months ended June 30, 2015, a decrease in cash provided by operations of $28,950. Cash provided by net income and net cash adjustments to net income increased to $24,940 for the six months ended June 30, 2016 compared to cash provided by net income and net cash adjustments to net income of $19,721 for the six months ended June 30, 2015 as a result of higher operating income in 2016, partially offset by increased unrealized gains on foreign currency transactions. Net changes in operating assets and liabilities resulted in cash used of $29,673 for the six months ended June 30, 2016 compared to cash used of $4,496 for the six months ended June 30, 2015, primarily due to higher accounts receivable from the customer discussed below and in Note 3.

At June 30, 2016, our largest account receivable from one customer was $95.0 million, representing 77% of total consolidated accounts receivable. This account represents the single largest item affecting our short-term liquidity, other than the general decline in our business due to the downturn in the business of oil and natural gas exploration and production companies. As previously disclosed, our customer was relying on monetization of tax credits under a State of Alaska tax credit program, either from proceeds from the State of Alaska or from third party financing sources, to satisfy the accounts receivable. There remains substantial uncertainty regarding the timing of reimbursement from the State of Alaska and the availability of third party financing to the customer, or us, in order for us to get paid on the accounts receivable.

Due to the customer’s inability to monetize the tax credits, our customer assigned $51.6 million of tax credits on April 22, 2016 and an additional $21.3 million of tax credits on July 27, 2016 so that we can seek to monetize these tax credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. We expect the customer to assign to us the remaining tax credits once the applications for those tax credits have been applied for, which, by statute, cannot be submitted before January 1, 2017. We do not expect that there will be monetization opportunities prior to the issuance of certificates by the State of Alaska with respect to the tax credits. We expect certificates representing approximately $30.2 million of tax credits to be issued to us by the State of Alaska in fiscal year 2016, commencing in the fourth quarter, with certificates representing approximately $59.0 million to be issued on a rolling basis over the course of fiscal year 2017. However, there continues to be uncertainty regarding the timely payment by the State of Alaska of its obligations on issued tax credit certificates as well as our ability to accurately estimate the timeframe for such payments. We continue to explore options to monetize the tax credits, including an option to sell the certificates in the secondary market at a discount to purchasers that are able to apply the certificates to reduce their own Alaskan tax liabilities. We believe that this may be a viable option to monetize the certificates we receive this year and possibly some or all of those to be received next year. There is a risk that any monetization of the tax credit certificates, however, will reflect a substantial discount and may be insufficient to fully repay our customer’s outstanding account receivable. Should this occur, we may be required to record an impairment to the amount due from our customer.

We previously disclosed in our Filings that we were exploring a range of transactions to address our significant cash flow and liquidity difficulties and the longer term need to realign our capital structure with our current business, and that we were in discussions with a group of the holders of our senior secured notes regarding these matters. On June 13, 2016, we entered into a comprehensive restructuring support agreement (the “Restructuring Support Agreement”) with holders (the “Supporting Holders”)

of approximately 66% of the par value of our 10% senior secured notes due 2019 (the “Existing Notes” and the holders thereof, the “Existing Holders”), in which the Supporting Holders and we agreed to enter into and implement a proposed comprehensive restructuring of our balance sheet (the “Restructuring”). The Restructuring is discussed further in Note 2.

As part of the Restructuring, we entered into the new Senior Loan Facility discussed below which adds up to $30.0 million in additional liquidity, and we also completed a debt for equity exchange involving our Existing Notes, which has significantly reduced our interest expense and allows us to pay interest in kind for a period of up to 12 months. As a consequence, we currently believe that our existing cash, cash generated from operations and our sources of working capital, such as our Revolving Credit Facility and New Senior Loan Facility, coupled with our reduced need for working capital due to our reductions in expenses will be sufficient for us to meet our anticipated cash needs for at least the 12 months, even if we are not able to monetize significant amounts of our tax credits during that period.

Capital Expenditures.  Cash used in investing activities for the six months ended June 30, 2016 was $181, compared to $4,783 for the six months ended June 30, 2015, a decrease in cash used of $4,602. The change in net investing activities was primarily due to the significantly lower capital expenditures for the first six months of 2016 compared to 2015. The 2015 capital expenditures included the payment of 2014 capital expenditures for our Alaska operations which were funded by the issuance of the Existing Notes in July 2014. However, given the state of the industry and the significant reduction in oil and gas activity, we believe any significant investment in capital expenditures, particularly in large equipment purchases, will not be merited until we see a consistent and sustainable recovery throughout the broader market. Based on current information, we expect our total capital expenditures for 2016 to be under $5.0 million.

Financing. Cash provided by financing activities for the six months ended June 30, 2016 was $10,784, compared to cash used in financing activities of $4,343 for the six months ended June 30, 2015, an increase in cash provided of $15,127. The increase in cash provided by financing activities during the six months ended June 30, 2016 was primarily due to borrowings under our Revolving Credit Facility and borrowings under our new Senior Loan Facility during 2016 and the higher 2015 distribution to the noncontrolling interest in our joint venture to perform contracts for the acquisition and development of geophysical and seismic data and related services on the North Slope of Alaska.

Senior Secured Notes. On July 2, 2014, we entered into an indenture under which we issued $150,000 of senior secured notes due July 15, 2019, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. On June 19, 2015, all outstanding senior secured notes were exchanged for an equal amount of new senior secured notes ("Existing Notes"), which are substantially identical in terms to the existing senior secured notes except that the Existing Notes are registered under the Securities Act of 1933, as amended. The Existing Notes bear interest at the annual rate of 10% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. For a complete discussion of the terms and security for the Notes, see Note 5 of Notes to Consolidated Financial Statements included in our Amended 10-K.

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
We were in compliance with the indenture covenants as of June 30, 2016.

Exchange of Existing Notes for New Second Lien Notes. As discussed in Note 2, we commenced an offer on June 24, 2016 to exchange each $1 of our Existing Notes for (i) $0.50 of newly issued 10% Senior Secured Second Lien Notes due 2019 and (ii) 46.41 shares of our newly issued common stock (giving effect to a 135-for-1 reverse stock split that was effected in connection with closing of the exchange offer). The exchange offer expired on July 22, 2016 and closed on July 27, 2016. On the Closing Date, a total of $138,128 face value of the Existing Notes were exchanged for (1) $76,523 New Second Lien Notes, including $7,459 New Second Lien Notes representing accrued and unpaid interest and (2) 6,410,502 shares of our common stock, which will be recorded at fair value. The exchange will be accounted for during the three-month period ending September 30, 2016. In connection with the exchange, we recognized debt restructuring costs of $2,334 the three and six-month periods ended June 30, 2016.

In connection with the Exchange Offer, we also completed a consent solicitation to make certain proposed limited amendments to the terms of the indenture for the Existing Notes, the related security documents and the existing intercreditor agreement to permit the Restructuring as discussed in Note 7. The New Second Lien Notes terms are substantially similar to the Existing Notes with the following modifications:

•
The New Second Lien Notes have a maturity date of September 24, 2019, provided that, if any of the Existing Notes remain outstanding as of March 31, 2019, the maturity date of the New Second Lien Notes will become April 14, 2019 upon the vote of the holders of a majority of the then-outstanding New Second Lien Notes.

•	The liens securing the New Second Lien Notes are junior to the liens securing the Senior Loan Facility and senior to the liens securing the Existing Notes after the Closing Date.

•
In addition to the exchange consideration, each participating holder received accrued and unpaid interest on its tendered Existing Notes that were accepted for exchange from their last interest payment date of January 15, 2016 to, but not including, the settlement date, which was paid in the form of New Second Lien Notes with a principal amount equal to the amount of such accrued and unpaid interest totaling $7,459.

•
Interest on the New Second Lien Notes is payable quarterly. We may elect to pay interest on the New Second Lien Notes in kind with additional New Second Lien Notes for the first twelve months of interest payment dates following the Closing Date, provided that, if we make this election, the interest on the New Second Lien Notes for such in kind payments will accrue at a per annum rate 1% percent higher than the cash interest rate of 10%.

•
The New Second Lien Notes have a special redemption right at par of up to $35 million of the issuance to be paid out of the proceeds of the Alaska Tax Credit certificates and shall be conditioned upon payment in full of the Revolving Credit Facility and the Senior Loan Facility.

•
The New Second Lien Notes include a make-whole provision requiring that if the New Second Lien Notes are accelerated or otherwise become due and payable prior to their stated maturity due to an Event of Default (including but not limited to our bankruptcy or liquidation (including the acceleration of claims by operation of law)), then the applicable premium payable with respect to an optional redemption will also be immediately due and payable, along with the principal of, accrued and unpaid interest on, the New Second Lien Notes and shall constitute part of the obligations in respect thereof as if such acceleration were an optional redemption of the New Second Lien Notes, in view of the impracticability and extreme difficulty of ascertaining actual damages and by mutual agreement of the parties as to a reasonable calculation of each holder’s lost profits as a result thereof.

Revolving Credit Facility. On November 6, 2014, SAExploration, Inc., SAExploration Holdings, Inc., and our other domestic subsidiaries (collectively, "we" or "our") and Wells Fargo Bank, National Association (“Lender”) entered into a Credit Agreement providing for a $20,000 revolving credit facility ("Revolving Credit Facility"). The Revolving Credit Facility is secured by our U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the credit agreement. The proceeds of the Revolving Credit Facility are primarily used to fund our working capital needs for operations and for general corporate purposes. As of June 30, 2016 and December 31, 2015, borrowings of $14,646 and $7,899, respectively, were outstanding under the Revolving Credit Facility.

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

The credit agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Revolving Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of June 30, 2016 and December 31, 2015, letters of credit totaling $1,300 and $100, respectively, were outstanding under the sub-facility. For a complete discussion of the terms and security for the Revolving Credit Facility, see Note 5 of Notes to Consolidated Financial Statements included in our Amended 10-K.

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

The credit agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. We were in compliance with the credit agreement covenants as of June 30, 2016.

In connection with the Restructuring discussed in Note 2, we entered into an amendment with the Lender to the Revolving Credit Facility on June 29, 2016, to permit the entry into and borrowings under the new Senior Loan Facility, the issuance of the New Second Lien Notes, the entry into an amended and restated intercreditor agreement, the amendments to the existing security agreement and any necessary amendments to the collateral agreements relating to the Existing Notes and consented to and waived any and all defaults or events of default resulting directly from the Restructuring. We paid a $30,000 fee in connection with the execution of the amendment, which was charged to selling, general and administrative expenses in the three and six month periods ended June 30, 2016.

Senior Loan Facility. On June 29, 2016, we, as borrower, and each of our domestic subsidiaries, as guarantors (the “Guarantors”), entered into the Senior Loan Facility with the Supporting Holders of the Existing Notes. In addition to the Supporting Holders, certain holders of the Existing Notes subsequently elected to participate as lenders in the Senior Loan Facility based on their proportionate ownership of the Existing Notes. The Senior Loan Facility provides funding up to a maximum amount of $30,000, of which $5,600 was borrowed on June 29, 2016 and was outstanding on June 30, 2016. A second draw in the amount of $9,400 was made on July 27, 2016, and the remaining $15,000 will become available for borrowing on up to three separate dates based upon our receipt of Alaska tax credits of not less than $25,000.

Borrowings under the Senior Loan Facility bear interest at a rate of 10% per year, payable monthly. The Senior Loan Facility has a maturity date of January 2, 2018, unless terminated earlier. In connection with the borrowing, costs consisting of a $600 facility fee and legal and investment banking costs of $360 were recorded as deferred loan issuance costs in the three-month period ended June 30, 2016. As part of the consideration for providing the Senior Loan Facility, 2,803,302 shares of our common stock were issued to the lenders on July 27, 2016 which will be recorded at fair value in the three-month period ended September 30, 2016.

The Senior Loan Facility is secured by substantially all of the collateral securing the obligations under (i) the Credit and Security Agreement dated November 6, 2014, as amended, among us and our domestic subsidiaries, Wells Fargo and (ii) the Existing Notes, respectively, including the receivable due us as discussed in Note 3. This security interest is junior to the security interest in such collateral securing the obligations under the Revolving Credit Facility and senior to the security interests in such collateral securing the obligations under the New Second Lien Notes and the Existing Notes.

The Senior Loan Facility contains negative covenants that restrict our and the Guarantors’ ability to incur indebtedness, create or incur liens, enter into fundamental changes to our corporate structure or to the nature of our business, dispose of assets, permit a change in control to occur, make certain prepayments, other payments and distributions, make certain investments, enter into affiliate transactions or make certain distributions, and maintain and deliver certain financial reports, projections, records and other items. The Senior Loan Facility also contains customary representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the New Senior Loan Facility Agent and the lenders, and customary events of default.

Supplemental Indenture for Existing Notes. On June 29, 2016, we, the guarantors party thereto (the “Existing Notes Guarantors”) and Wilmington Savings Fund Society, FSB (successor to U.S. Bank National Association), as trustee for the Existing Notes (the “Existing Trustee”), entered into a first supplemental indenture (the “Supplemental Indenture”) to the indenture governing the Existing Notes (the “Existing Indenture”). The Supplemental Indenture modified the Existing Indenture to, among other things, permit the incurrence of additional secured indebtedness pursuant to the Senior Loan Facility and the issuance of the New Second Lien Notes in the exchange offer. The Supplemental Indenture includes additional changes necessary to give effect to the Restructuring and directs the Existing Trustee, in its capacity as noteholder collateral agent for the Existing Notes, to enter into the Amended and Restated Intercreditor Agreement and the amendment to the Existing Security Agreement, each as described below, on behalf of the Existing Holders. The material terms of the Existing Indenture, other than the amendments summarized above, remain substantially as set forth in the Existing Indenture.

Amended and Restated Intercreditor Agreement. On June 29, 2016, Wells Fargo, in its capacity as lender and collateral agent under the Revolving Credit Facility, Wilmington Savings Fund Society, FSB (successor to U.S. Bank National Association), in its capacity as trustee and collateral agent for the Existing Notes, and Delaware Trust Corporation, in its capacity as administrative agent and collateral agent for the Senior Loan Facility, amended and restated the Intercreditor Agreement, dated as of November 6, 2014, by and between Wells Fargo and Wilmington Savings Fund Society, FSB (as successor to U.S. Bank National Association) (the “Existing Intercreditor Agreement” and as amended and restated, the “Amended and Restated Intercreditor Agreement”), to govern the relationship of the Existing Holders, the holders of New Second Lien Notes, and the lenders under our Revolving Credit Facility and Senior Loan Facility, with respect to the collateral and certain other matters. The Amended and Restated Intercreditor Agreement, among other things, modifies the terms of the Existing Intercreditor Agreement to (i) establish the relative priorities, rights, obligations and remedies with respect to the collateral among the Existing Holders, the holders of the New Second Lien Notes, the lenders under the Revolving Credit Facility, the lenders under the Senior Loan Facility, and the holders of future debt that is permitted to share the security interests currently held by the Existing Holders, the holders of the New Second Lien Notes, the lenders under the Revolving Credit Facility and the lenders under the Senior Loan Facility, as the case may be, on a pari passu basis and the collateral agents of the foregoing (collectively, the “Secured Parties”); and (ii) modify the terms of the Existing Intercreditor Agreement to permit the holders of obligations under the Senior Loan Facility and the New Second Lien Notes to share the security interests currently held by the Trustee on behalf of the Existing Holders and Wells Fargo as the lender under the Revolving Credit Facility as follows:

•	the obligations under the Revolving Credit Facility will be secured by all of the existing collateral on a senior first lien priority basis;

•	the obligations under the Senior Loan Facility will be secured by all of the existing collateral on a junior first lien priority basis;

•	the obligations under the New Second Lien Notes will be secured by substantially all of the existing collateral on a second lien priority basis; and

•	the obligations under the Existing Notes will be secured by substantially all of the existing collateral on a third lien priority basis.

In addition, the Amended and Restated Intercreditor Agreement provides that, following a triggering event, as among the Secured Parties, the Senior Representative will have the right (subject to a purchase option by the other Secured Parties) to, or the right to direct any other collateral agent to, adjust or settle insurance policies or claims in the event of any loss thereunder relating to insurance proceeds with respect to collateral, to approve any award granted in any condemnation or similar proceeding affecting such insurance proceeds and to enforce rights, exercise remedies and discretionary rights and powers with respect to collateral; and similarly, the Secured Parties will agree that if we or any guarantor becomes subject to a case under the U.S. Bankruptcy Code, the Secured Parties will only be permitted to object to a debtor-in-possession financing or the use of cash collateral if the Secured Parties for which the Senior Representative is the collateral agent also object. The “Senior Representative” under the Amended and Restated Intercreditor Agreement will be Wells Fargo as the Revolving Credit Facility Agent, until the obligations under the Revolving Credit Facility have been discharged in full, after which the New Senior Loan Facility Agent will be the Senior Representative; and once the Revolving Credit Facility Agent and the New Senior Loan Facility Agent each cease to be the Senior Representative and the obligations under each of the Revolving Credit Facility and New Senior Loan Facility have been discharged in full, the Senior Representative will be Wilmington Savings Fund Society, FSB, as the New Noteholder Collateral Agent. The material terms of the Amended and Restated Intercreditor Agreement, other than those summarized above, remain substantially as set forth in the Existing Intercreditor Agreement, except that the Noteholder Collateral Agent will no longer have a first-priority security interest in the “Noteholder Priority Collateral” (as such term is defined in the Existing Intercreditor Agreement).

Security Agreement Amendment. On June 29, 2016, we and the Existing Notes Guarantors, as pledgors, also entered into an amendment (the “Security Agreement Amendment”) to the Security Agreement, dated as of July 2, 2014 (as amended from time to time, the “Existing Security Agreement”), with Wilmington Savings Fund Society, FSB, as noteholder collateral agent for the Existing Notes. The Security Agreement Amendment introduced conforming changes to reflect the provisions incorporated into the Amended and Restated Intercreditor Agreement.

Total Indebtedness. As of July 27, 2016, the closing date of the Restructuring, we had $105.2 million face value of total debt outstanding (including $76.5 million of our New Second Lien Notes, $15.0 million of borrowing under our New Senior Loan Facility, $11.7 million of borrowing under our Revolving Credit Facility, $1.9 million of our Existing Notes and $109 thousand of existing capital leases). This is a reduction of $55.1 million face value of total debt outstanding compared to indebtedness outstanding as of June 30, 2016.

We may from time to time seek to retire or purchase our outstanding Existing Notes and New Second Lien Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the availability of cash and our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Use of EBITDA (Non-GAAP measure) as a Performance Measure

We use an adjusted form of EBITDA to measure period over period performance, which is not derived in accordance with GAAP. Adjusted EBITDA is defined as net income plus interest expense, less interest income, plus income taxes, plus depreciation and amortization, plus nonrecurring major expenses outside of operations, plus nonrecurring one-time expenses, costs incurred on debt restructuring and foreign exchange (gain) or loss. Our management uses adjusted EBITDA as a supplemental financial measure to assess:

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

The computation of our adjusted EBITDA (a non-GAAP measure) from net income, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$877	$3,155	$17,501	$7,100
Depreciation and amortization (1)	4,306	4,947	8,638	9,498
Interest expense, net	4,033	4,344	8,061	8,677
Provision for income taxes	2,739	271	3,404	1,490
Costs incurred on debt restructuring(2)	2,334	—	2,334	—
Foreign exchange (gain) loss, net (3)	(813)	(510)	(2,438)	1,931
Nonrecurring expense (4)(5)	578	1,029	809	1,625
Adjusted EBITDA	$14,054	$13,236	$38,309	$30,321

(1)Depreciation and amortization expense was charged to the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of services	$4,172	$4,794	$8,371	$9,194
Selling, general and administrative expenses	134	153	267	304
Total depreciation and amortization	$4,306	$4,947	$8,638	$9,498

(2)	Costs were incurred during the second quarter of 2016 on the restructuring of debt which was completed in July 2016.

(3)	Foreign exchange (gain) loss, net includes the effect of both realized and unrealized foreign exchange transactions.

(4)
Nonrecurring expenses in 2016 primarily consist of severance payments incurred in our Peru, Colombia, Canada, and Alaska locations and various non-operating expenses incurred at the corporate and Peru locations.

(5)	Nonrecurring expenses in 2015 primarily consist of severance payments incurred in our Peru, Colombia, Canada, Alaska and corporate locations.

Critical Accounting Policies

For a discussion of critical accounting policies see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Amended 10-K. There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position, except as discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements under the captions "Recently Issued Accounting Pronouncements - Debt Issuance Costs" and "- Share-Based Compensation".

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

•	changes in the Alaskan oil and natural gas exploration tax credit system that may significantly affect the level of Alaskan exploration spending;

•	fluctuations in the levels of exploration and development activity in the oil and natural gas industry;

•	intense industry competition;

•	limited number of customers;

•	credit and delayed payment risks related to our customers;

•	the availability of liquidity and capital resources, including our limited ability to make capital expenditures and the potential impact this has on our business and competitiveness;

•	need to manage rapid growth and contraction of our business;

•	delays, reductions or cancellations of service contracts;

•	operational disruptions due to seasonality, weather and other external factors;

•	crew availability and productivity;

•	whether we enter into turnkey or term contracts;

•	high fixed costs of operations;

•	substantial international business exposing us to currency fluctuations and global factors, including economic, political and military uncertainties;

•	ability to retain key executives; and

•	need to comply with diverse and complex laws and regulations.
Refer to the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report for specific risks that would cause actual results to be significantly different from those expressed or implied by any of our forward-looking statements. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, readers of this report are cautioned not to place undue reliance on the forward-looking statements.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Demand for our services depends upon the level of spending by oil and natural gas companies for exploration, production, development and field management activities, which depend, in part, on oil and natural gas supplies and prices. The markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future. In addition to the market prices of oil and natural gas, our customers’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control. A decline in oil and natural gas exploration activities and commodity prices, as has occurred over the last several years, has adversely affected the demand for our services and our results of operations.

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

As a result of these decreases in crude oil prices, many E&P companies have announced that they are reducing their capital expenditures, which has resulted in diminished demand for our services and products and downward pressure on the prices we charge or the level of work we do for our customers.

We cannot assure you that the exploration and development activities by our customers will be maintained at historical or even current levels. Any significant decline in exploration or production-related spending by our customers, whether due to a decrease in the market prices for oil and natural gas or otherwise, would have a material adverse effect on our results of operations. Additionally, increases in oil and natural gas prices may not increase demand for our products and services or otherwise have a positive effect on our results of operations or financial condition.

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

We are subject to significant fixed operating costs, which primarily consist of depreciation and maintenance expenses associated with our equipment, certain crew costs and interest expense on our outstanding indebtedness. Extended periods of significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays or other causes could negatively affect our results and have a material adverse effect on our financial condition and results of operations because we will not be able to reduce our fixed costs as fast as revenues decline.

Our results of operations could be adversely affected by asset impairments.

We periodically review our portfolio of equipment for impairment. A prolonged downturn could affect the carrying value of our equipment or other assets and require us to recognize a loss. We may be required to write down the value of our equipment if the present value of future cash flows anticipated to be generated from the related equipment falls below net book value. A decline in oil and natural gas prices, if sustained, can result in future impairments. Because the impairment of long-lived assets or goodwill would be recorded as an operating expense, such a write-down would negatively affect our net income and may result in a breach of certain of our financial covenants under the terms of the documents governing our indebtedness.

Our working capital needs are difficult to forecast and may vary significantly, which could cause liquidity issues and require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all.

Our working capital needs are difficult to predict with certainty. Our available cash varies in material respects as a result of, among other things, the timing of our projects, our customers’ budgetary cycles and our receipt of payment. Our working capital requirements may continue to increase, due to contraction in our business or expansion of infrastructure that may be required to keep pace with technological advances. In order to remain competitive, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. In addition, some of our larger projects require significant upfront costs. We therefore may be subject to significant and rapid increases in our working capital needs that could require us to seek additional financing sources. While we currently have a new senior loan facility and a revolving line of credit, and we have reduced our outstanding indebtedness as a result of the Restructuring, restrictions in our debt agreements as well as our current cash flow and liquidity difficulties may impair our ability to obtain other sources of financing, and access to additional sources of financing may not be available on terms acceptable to us, or at all.

Recent developments in the State of Alaska and their consequences for the market for exploration tax credits have intensified the negative impact on our current liquidity and cash flow.

The State of Alaska offers two types of exploration tax credits (“Tax Credits”), which certain of our Alaskan customers receive in connection with the acquisition of seismic data that we generate. These customers may utilize cash received from the State of Alaska for the Tax Credits or, more typically, from the proceeds of a third party loan secured by the Tax Credits to pay accounts receivable due to us. As a result, we have, from time to time, accounts receivable due from Alaskan customers where the timing and amount of payment to us may be dependent upon when the Tax Credits can be monetized. In connection with the above, our Alaskan customers manage the Tax Credit process, which includes filing an application, undergoing an audit and receiving a Tax Credit certificate for the permitted amount. By statute, 40% of the value of the application for Tax Credits must be processed within 120 days of the filing and the remainder must be processed within 180 days after June 30 of the year earned. However, the ultimate disposition and timing of the process of the issuance of a Tax Credit certificate by the State of Alaska is outside our control. Historically, applicants have been able to quickly monetize Tax Credits before the issuance of the Tax Credit certificates and remit prompt payment to us by securing a loan from a financial institution secured by the Tax Credits. However, we believe, based on publicly available information, that the State of Alaska’s existing budget deficit, delays in the State of Alaska paying on Tax Credits compared to historical timing, a veto by the governor of Alaska over the line item in the budget to pay Tax Credits in the 2017-2018 budget year and speculation regarding possible legislation that may amend the current Tax Credit program have produced substantial uncertainty about the timing of reimbursement from the State of Alaska for Tax Credits. As a consequence of this uncertainty, we believe that many, if not all, third-party financial institutions have suspended lending against Tax Credits prior to issuance of a Tax Credit certificate. In turn, our Alaskan customers’ ability to monetize these Tax Credits in a timely manner has also been materially and adversely affected.

In particular, at June 30, 2016, we had an account receivable of approximately $95.0 million due to us from one customer, making this currently our largest account receivable and the single largest item affecting our short-term liquidity, other than the general decline in our business due to the downturn in the business of oil and natural gas exploration and production companies. This customer relies upon Tax Credits to fund projects performed by us. Although this customer had previously notified us that it was working on several possible monetization solutions, it informed us that it was unsuccessful in monetizing its Tax Credits and that it was highly unlikely that it would be able to pay us the account receivable on a timely basis. As a result, our customer has assigned $72.9 million of Tax Credits related to completed programs to us so that we can seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. We expect the customer to assign to us the remaining Tax Credits once the applications for those Tax Credits have been applied for, which, by statute, cannot be submitted before January 1, 2017.

We do not expect that there will be monetization opportunities prior to the issuance of certificates by the State of Alaska with respect to the Tax Credits. With respect to our customer’s Tax Credits that have been assigned to us, we expect certificates representing approximately $30.2 million of Tax Credits to be issued to us by the State of Alaska in fiscal year 2016, commencing in the fourth quarter, with certificates representing approximately $59.0 million to be issued on a rolling basis over the course of fiscal year 2017. However, there continues to be uncertainty regarding the timely payment by the State of Alaska of its obligations on issued tax credit certificates as well as our ability to accurately estimate the timeframe for such payments. We continue to explore options to monetize the tax credits, including an option to sell the certificates in the secondary market at a discount to purchasers that are able to apply the certificates to reduce their own Alaskan tax liabilities. We believe that this may be a viable option to monetize the certificates we receive this year and possibly some or all of those to be received next year. There is a risk that any monetization of the tax credit certificates, however, will reflect a substantial discount and may be insufficient to fully repay our customer’s outstanding account receivable. Should this occur, we may be required to record an impairment of the amount due from our customer.

Until we are able to finally resolve the issue described above, we may continue to experience liquidity issues. The Restructuring, which provided additional borrowing capacity, and the debt exchange which reduces our indebtedness expense and allows us to pay interest in kind, provides significant levels of short term liquidity which should mitigate the acuteness of this issue, but there can be no assurance that it will solve the issue of our need to monetize our Tax Credits.

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

Our capital requirements, which are primarily the cost of equipment, historically have been significant. We attempt to minimize our capital expenditures by restricting our purchase of equipment to equipment that we believe will remain highly utilized, and we strategically rent equipment utilizing the most current technology to cover peak periods in equipment demands. We may not be able to finance all of our capital requirements, however, when and if needed, to acquire new equipment. If we are unable to do so, there may be a material negative impact on our operations and financial condition.

Our revenues are generated by a concentrated number of customers.

We derive our revenues from a concentrated customer base in the international oil and natural gas industry. Although we historically have not been dependent on any one customer, as of June 30, 2016, we had an account receivable from one customer of approximately $95.0 million, which represents our largest account receivable and the single largest item affecting our short-term liquidity. Our largest customers can and typically do change from year to year and our largest customers in any one year may not be indicative of our largest customers in the future. During the year ended December 31, 2015, four customers aggregated 77% of our consolidated revenue for the period, with our most significant customer representing 37% of our consolidated revenue for the period. During the year ended December 31, 2014, two other customers aggregated 47% of our consolidated revenue for the period, with our most significant customer representing 34% of our consolidated revenue for the period. Many of our customer contracts may be terminated at any time for convenience. If any of our customers were to terminate their contract with us on a large project or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties, as a result of concerns over our current cash flow and liquidity difficulties or for any other reason, and we were not able to replace their business with business from other customers, our business, financial condition and results of operations could be materially and adversely affected.

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

Our operations outside of North America accounted for approximately 44% of our consolidated income for the first six months of 2016, 24% of our consolidated revenue in 2015 and 67% of our consolidated revenue in 2014. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, and especially those operating in emerging markets. As we continue to increase our presence in those countries, our operations will continue to encounter the following risks, among others:

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
As we continue to develop our operations in foreign countries, there is an increased risk that foreign currency controls may create difficulty in repatriating profits from foreign countries in the form of taxes or other restrictions, which could restrict our cash flow.

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

Historically, we have experienced significant growth but recently we have contracted our business in response to the decline in oil and natural gas exploration activities. Both growth and contraction have placed significant demands on our personnel, management, infrastructure and support mechanisms and other resources. We must continue to improve our operational, financial, management, legal compliance and information systems to keep pace with the growth of or contractions in our business. We may also expand through the strategic acquisition of companies and assets. We must plan and manage any acquisitions effectively to achieve revenue growth and maintain profitability in our evolving market. If we fail to manage growth of or contractions in our business effectively, our ability to provide services could be adversely affected, which could negatively affect our operating results.

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

While the Restructuring we completed on July 27, 2016 caused our total debt outstanding to decline $55.1 million in face value from our total debt outstanding on June 30, 2016, our high level of indebtedness could still have significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

•	increase the risk that we may default on our debt obligations;

•
prevent us from raising the funds necessary to repurchase New Second Lien Notes tendered to us if there is a change of control (as defined in the indenture for the New Second Lien Notes) or other event requiring such a repurchase, and any failure to repurchase New Second Lien Notes tendered for repurchase would constitute a default under the indenture for the New Second Lien Notes and may constitute a default under other debt;

•
require us to use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes;

•
limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments, or general corporate purposes particularly in light of the fact that a substantial portion of our assets have been pledged to secure our indebtedness, which may limit the ability to execute our business strategy;

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
Each of these factors may have a material adverse effect on our business, financial condition and results of operations. Our ability to make payments with respect to our indebtedness will depend on our future operating performance, which will be affected by a broad range of factors, including prevailing economic conditions and financial, business and other factors affecting us and our industry, many of which are beyond our control.

Despite existing debt levels, we may still be able to incur substantially more debt, which would increase the risks associated with our leverage.

Even with our existing debt levels, we and our subsidiaries may be able to incur substantial amounts of additional debt in the future, including debt under our existing debt agreements. Although the terms of our debt agreements limit our ability to incur additional debt, these terms may not prevent us from incurring substantial amounts of additional debt. If new debt is added to our current debt levels, the risks associated with our leverage may intensify.

Our debt agreements impose significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

Our debt agreements contain covenants that restrict our and our restricted subsidiaries’ ability to take various actions, such as:

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
In addition, the security documents relating to our indebtedness restrict us and our restricted subsidiaries from taking or omitting to take certain actions that would adversely affect or impair in any material respect the collateral securing those obligations. Any future debt may also require us to comply with a number of affirmative and negative covenants in addition to the covenants listed above.

We may be prevented from taking advantage of business opportunities that arise if we fail to meet certain financial ratios or because of the limitations imposed on us by the restrictive covenants under these agreements. In addition, the restrictions contained in our debt agreements may also limit our ability to plan for or react to market conditions or meet capital needs, or may otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may incur other debt obligations that might subject us to additional and different restrictive covenants that could also adversely affect our financial and operational flexibility. In the event that we default under any of these financial or other covenants, we would be required to seek waivers or amendments to the applicable agreements or to refinance the applicable indebtedness, and we cannot assure you that we would be able to do so on terms we deem acceptable, or at all. Failure to comply with applicable covenants would constitute a default under the applicable debt instrument and would generally allow the applicable lenders or other debt holders to demand immediate repayment of all indebtedness outstanding thereunder and, in the case of secured indebtedness and subject to the intercreditor agreement, if applicable, to seize and sell the collateral and to apply the proceeds from those sales to satisfy such indebtedness, any of which could have a material adverse impact on our results of operations and financial condition. These events would likely in turn trigger cross-acceleration and cross-default rights under other debt , which would allow the applicable lenders or other debt holders to exercise similar rights and remedies. If the amounts outstanding under any of our debt agreements were to be accelerated or if the applicable lenders or other debt holders were to foreclose upon the collateral securing any such indebtedness, we cannot assure you that our assets would be sufficient to repay the money owed to our lenders. We have in the past failed to comply with financial and other covenants in debt and have therefore been required to obtain waivers and amendments from prior lenders, and there can be no assurance that we will not experience similar defaults in the future or that waivers or amendments will be obtained.

Our debt agreements contain restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

Our debt agreements contain restrictive covenants that limit our ability to, among other things:

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

If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default under the terms of those agreements. In the event of a default under those agreements, lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable. Borrowings under other debt that contain cross-acceleration or cross-default provisions, may also be accelerated and become due and payable. In addition, substantially all of our debt obligations are secured by a lien on substantially all of our U.S. assets and certain of our foreign assets, including 65% of the equity interests in our first-tier foreign subsidiaries. In the event of foreclosure, liquidation, bankruptcy or other insolvency proceeding relating to us or to our subsidiaries that have guaranteed our debt, holders of our secured indebtedness and our other lenders will have prior claims on our assets. If any of those events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend our debt agreements or obtain needed waivers on satisfactory terms or without incurring substantial costs. Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity and financial position.

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

Risks Relating to Our Securities and the Restructuring

There is a limited trading market for our securities and the market price of our securities is subject to volatility.

The market price of our common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our common stock may be affected by, numerous factors, many of which are beyond our control. These factors include, among other things, our reverse stock split, our new capital structure as a result of our Restructuring, our limited trading history subsequent to our Restructuring, our limited trading volume, the concentration of holdings of our common stock, actual or anticipated variations in our operating results and cash flow, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those that are described elsewhere in our Risk Factors. While initially there may be significant trading in our common stock after our Restructuring as the market adjusts to our recapitalization and reverse stock split, no assurance can be given that an active market will develop for our common stock or as to the liquidity of the trading market for our common stock. Holders of our common stock may experience difficulty in reselling, or an inability to sell, their shares. In addition, if an active trading market does not develop or is not maintained, significant sales of our common stock, or the expectation of these sales, could materially and adversely affect the market price of our common stock.

The composition of our board changed significantly.

Under the Restructuring, the composition of our board changed significantly. Our board will now made up of seven directors, of which four will not have previously served on our board. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on our board and, thus, may have different views on the issues that will determine our future. There is no guarantee that the new board will pursue, or will pursue in the same manner, our current strategic plans. As a result, the future strategy and plans may differ materially from those of the past.

There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.

Funds associated with Whitebox Advisors LLC ("Whitebox") and BlueMountain Capital Management, LLC ("BlueMountain")currently own approximately 28% and 26%, respectively, of our outstanding common stock and each is a lender under the terms of our New Second Lien Notes and New Senior Loan Facility. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. Furthermore, the Restructuring Support Agreement with Whitebox, BlueMountain and the other noteholders that entered into the Restructuring Support Agreement provides for certain continuing nomination rights related to six of our board member positions, subject to certain conditions on share ownership. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with a significant concentration of stockholders.

Our financial results after the Restructuring may not reflect historical trends.

As a result of our Restructuring, our historical financial performance, particularly our earnings per share, may not be indicative of our financial performance after the Restructuring.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock or if our operating results do not meet their expectations, our stock price could decline.

The market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. We currently do not have and may not obtain research coverage of our common stock by securities and industry analysts. Even if we get coverage, if one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if we do get coverage, if one or more of the analysts who might cover us downgrades our common stock or publishes unfavorable research, ceases to cover us, or if our operating results do not meet their expectations, our stock price and trading volume may decline.

We do not expect to pay dividends in the near future.

We do not anticipate that cash dividends or other distributions will be paid with respect to our common stock in the foreseeable future. In addition, restrictive covenants in certain debt agreements to which we are, or may be, a party, may limit our ability to pay dividends or for us to receive dividends from our operating companies, any of which may negatively impact the trading price of our common stock.

Certain provisions of our certificate of incorporation and our bylaws may make it difficult for stockholders to change the composition of our board and may discourage, delay or prevent a merger or acquisition that some stockholders may consider beneficial.

Certain provisions of our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board determines that such changes in control are not in our best interests and in the best interests of our stockholders. Those provisions in our certificate of incorporation and bylaws include, among other things, those that:

•	limit the ability of stockholders to nominate or remove directors;

•	authorize our board to issue preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•	establish advance notice procedures for nominating directors or presenting matters at stockholder meetings; and

•	limit the persons who may call special meetings of stockholders.
While these provisions have the effect of encouraging persons seeking to acquire control of us to negotiate with our board, they could enable the board to hinder or frustrate a transaction that some stockholders may believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board, which is responsible for appointing the members of our management.

We are not currently in compliance with the minimum public float requirement, the minimum closing bid requirement or the audit committee independent director requirement of the Nasdaq Global Market. If our common stock is delisted, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.

Our common stock is currently listed on the Nasdaq Global Market (“Nasdaq”). Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. On February 3, 2016, we received a letter from Nasdaq (the “Float Notice”) notifying us that, for the last 30 consecutive business days, we had not met the $15 million minimum market value of publicly held shares continued listing standard as required by Nasdaq Listing Rule 5450(b)(3)(C). As provided in the Nasdaq rules, we have 180 calendar days, or until August 1, 2016, to regain compliance. To regain compliance, the market value of our publicly held shares must be $15 million or more for a minimum of ten consecutive business days at any time prior to August 1, 2016. On April 19, 2016, we received a further letter from Nasdaq notifying us that, based on the closing bid price of our common stock for the last 30 consecutive business days, we were no longer in compliance with the minimum closing bid price of $1 per share required by Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Notice”). As provided in the Nasdaq rules, we have 180 calendar days, or until October 17, 2016, to regain compliance. To regain compliance, the minimum closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days at any time on or prior to October 17, 2016. On July 27, 2016, we notified Nasdaq that we were not in compliance with Nasdaq Listing Rule 5605(c)(2)(A) requiring that we have an audit committee of at least three members that meet the independence requirements set forth in that Rule because we only have two independent directors on our new board that currently satisfy that requirement (the “Audit Committee Notice”).

Receipt of the Float Notice and the Bid Price Notice and the giving of the Audit Committee Notice do not impact our listing on the Nasdaq at this time, and our common stock will continue to trade on the Nasdaq under the symbol “SAEX.” The notices also do not impact our obligation to file periodic reports and other reports with the Securities and Exchange Commission under applicable federal securities laws.

If we do not regain compliance with Nasdaq Listing Rule 5450(b)(3)(C) by August 1, 2016 and regain compliance with Nasdaq Listing Rule 5450(a)(1) by October 17, 2016, or regain compliance with Nasdaq Listing Rule 5605(c)(2)(A) by January 23, 2017, subject to extensions under certain circumstances, the Nasdaq staff may issue a notice that our securities are subject to delisting. If such a notice were issued, we would then have the right to appeal the decision to a Nasdaq Listing Qualifications Panel. As of the date of this filing, we had not received any such notice that our securities were subject to delisting.

If our common stock were to be delisted from Nasdaq, and we are not able to apply to transfer our common stock to another Nasdaq market, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading would likely reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. If our common stock is delisted from Nasdaq and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock. As a result, the ability of our stockholders to resell their shares of common stock, and the price at which they could sell their shares, could be adversely affected. The delisting of our stock from Nasdaq would also make it more difficult for us to raise additional capital.

We believe that as a result of the Restructuring, which included a 135-for-1 reverse stock split, we will regain compliance with the Bid Price and Public Float requirements, most likely sometime in August 2016. We also intend to add another director to our board who satisfies the independence requirement within the 180 day cure period. At this time, however, there can be no assurance that we will be able to regain and maintain compliance with the Nasdaq listing requirements.

Item 6. Exhibits
Exhibits

See the Exhibit Index attached hereto and incorporated herein by reference for a list of the exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAExploration Holdings, Inc.

By:	/s/ Brent Whiteley
Brent Whiteley
Chief Financial Officer, General
Counsel and Secretary (Duly
Authorized Officer and Principal
Financial Officer)

Date: August 12, 2016

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date

2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the Registrant., Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Registrant, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	May 28, 2013

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	June 28, 2013

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of SAExploration Holdings, Inc.	By Reference	8-K	August 1, 2016

3.3	Second Amended and Restated Bylaws.	By Reference	8-K	August 1, 2016

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Specimen Warrant Certificate.	By Reference	8-K	June 28, 2013

4.3	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	April 28, 2011

4.4	Amendment to Warrant Agreement dated June 24, 2013, by and between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	June 28, 2013

4.5	Indenture, dated July 2, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and noteholder collateral agent.	By Reference	8-K	July 9, 2014

4.6	10.000% Senior Secured Notes due 2019 dated June 19, 2015.	By Reference	10-Q	August 7, 2015

4.7	Notation of Guarantee executed June 19, 2015, among the Company, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, and NES, LLC.	By Reference	10-Q	August 7, 2015

4.8
First Supplemental Indenture, dated as of June 29, 2016, among SAExploration Holdings, Inc., the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent.
		By Reference	8-K	July 1, 2016

Exhibit No.	Description	Included	Form	Filing Date
4.9	Indenture, dated July 27, 2016, by and among the Company, the guarantors named therein and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent.	By Reference	8-K	August 1, 2016

4.10	Form of 10.000% Senior Secured Second Lien Notes due 2019 (included in Exhibit 4.9).	By Reference	8-K	August 1, 2016

4.11	Notation of Guarantee executed July 27, 2016, among SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC.	By Reference	8-K	August 1, 2016

4.12
Additional Indebtedness Joinder and Designation, dated as of July 27, 2016, by and among Wells Fargo Bank, National Association, as ABL Agent, Wilmington Savings Fund Society, FSB, as Existing Noteholder Agent, Delaware Trust Company, as Term Agent, and Wilmington Savings Fund Society, FSB, as Additional
Noteholder Agent.
		By Reference	8-K	August 1, 2016

4.13	Warrant Agreement, dated as of July 27, 2016 between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent.	By Reference	8-K	August 1, 2016

4.14	Form of Series A Warrant (included in Exhibit 4.13)	By Reference	8-K	August 1, 2016

4.15	Form of Series B Warrant (included in Exhibit 4.13)	By Reference	8-K	August 1, 2016

10.1	Restructuring Support Agreement, dated as of June 13, 2016, among SAExploration Holdings, Inc., the members of management identified therein and the supporting holders identified therein.	By Reference	8-K	June 13, 2016

10.2
Term Loan and Security Agreement, dated as of June 29, 2016, by and among SAExploration Holdings, Inc., as borrower, the guarantors named therein, as guarantors, the lenders from time to time party thereto, as lenders and Delaware Trust Company, as collateral agent and administrative agent.
		By Reference	8-K	July 1, 2016

10.3
Amended and Restated Intercreditor Agreement, dated as of June 29, 2016, by and among Wells Fargo Bank, National Association, as lender and collateral agent, Wilmington Savings Fund Society, FSB, as trustee and collateral agent, Delaware Trust Company, as administrative agent and collateral agent and, upon execution of an additional indebtedness joinder and designation, the additional noteholder agent.
		By Reference	8-K	July 1, 2016

Exhibit No.	Description	Included	Form	Filing Date
10.4
First Amendment to Security Agreement, dated as of June 29, 2016, by and among Wilmington Savings Fund Society, FSB, SAExploration
Holdings, Inc., SAExploration, Inc., SAExploration Sub, Inc., NES, LLC, and SAExploration Seismic Services (US), LLC.
		By Reference	8-K	July 1, 2016

10.5
First Amendment to Credit and Security Agreement, dated as of June 29, 2016, by and among Wells Fargo Bank, National Association, SAExploration, Inc., SAExploration Holdings, Inc., SAExploration Sub, Inc., NES, LLC, and SAExploration Seismic Services (US), LLC.
		By Reference	8-K	July 1, 2016

10.6	Security Agreement, dated July 27, 2016, by and among the Company, the guarantors named therein and Wilmington Savings Fund Society, FSB, as noteholder collateral agent.	By Reference	8-K	August 1, 2016

10.7	Registration Rights Agreement, dated July 27, 2016, by and among the Company and the holders named therein.	By Reference	8-K	August 1, 2016

10.8	Form of Director and Officer Indemnification Agreement.	By Reference	8-K	August 1, 2016

10.9	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Company and Jeff Hastings.	By Reference (*)	8-K	August 9, 2016

10.10	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Company and Brian Beatty.	By Reference (*)	8-K	August 9, 2016

10.11	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Company and Brent Whiteley.	By Reference (*)	8-K	August 9, 2016

10.12	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Company and Mike Scott.	By Reference (*)	8-K	August 9, 2016

10.13	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Company and Darin Silvernagle.	By Reference (*)	8-K	August 9, 2016

10.14	Executive Employment Agreement, dated August 3, 2016, by and between the Company and Ryan Abney.	By Reference (*)	8-K	August 9, 2016

10.15	Form of SAExploration Holdings, Inc. 2016 Long-Term Incentive Plan, adopted by the Board of Directors on August 3, 2016.	By Reference (*)	8-K	August 9, 2016

Exhibit No.	Description	Included	Form	Filing Date
10.16	Form of Notice of Stock Option Award—MIP Options and Form of Stock Option Award Agreement—MIP Options (included in Exhibit 10.15).	By Reference (*)	8-K	August 9, 2016

10.17	Form of Notice of Stock Units Award—MIP Stock Units and Form of Stock Units Award Agreement—MIP Stock Units (included in Exhibit 10.15).	By Reference (*)	8-K	August 9, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the six months ended June 30, 2016, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.
Herewith
_____________________________________________
(*) Denotes compensation arrangement.