Form 10-Q
period 2016-09-30
SAExploration Holdings, Inc.
filed 2016-11-04
CIK 1514732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of common stock, $0.0001 par value, outstanding as of October 28, 2016: 9,343,513

SAEXPLORATION HOLDINGS, INC.
INDEX TO FORM 10-Q
September 30, 2016

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SAExploration Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,503	$11,300
Restricted cash	536	518
Accounts receivable, net	76,100	67,882
Deferred costs on contracts	1,642	5,135
Prepaid expenses	3,828	887
Total current assets	93,609	85,722
Property and equipment, net	50,161	61,828
Intangible assets, net	761	789
Goodwill	1,749	1,658
Deferred loan issuance costs, net	26,090	521
Accounts receivable, net, noncurrent	37,984	—
Deferred income tax assets	3,914	3,756
Other assets	150	150
Total assets	$214,418	$154,424

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,105	$16,575
Accrued liabilities	14,687	17,818
Income and other taxes payable	13,032	2,586
Borrowings under revolving credit facility	11,627	7,899
Current portion of capital leases	84	115
Deferred revenue	3,000	3,903
Total current liabilities	58,535	48,896
Borrowings under senior loan facility	14,995	—
Second lien notes, net	78,100	—
Senior secured notes, net	1,826	135,630
Long-term portion of capital leases	—	55
Deferred income tax liabilities	55	55
Total liabilities	153,511	184,636
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock, $0.0001 par value, 55,000,000 shares authorized, 9,343,513 and 129,269 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1	2
Additional paid-in capital	131,049	35,763
Accumulated deficit	(70,437)	(66,139)
Accumulated other comprehensive loss	(4,966)	(4,271)
Total stockholders’ equity (deficit) attributable to the Corporation	55,647	(34,645)
Noncontrolling interest	5,260	4,433
Total stockholders’ equity (deficit)	60,907	(30,212)
Total liabilities and stockholders’ equity (deficit)	$214,418	$154,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue from services	$32,994	$57,943	$180,196	$204,486
Cost of services excluding depreciation and amortization expense	27,469	39,719	123,500	139,879
Depreciation and amortization expense included in cost of services	4,149	4,474	12,520	13,668
Gross profit	1,376	13,750	44,176	50,939
Selling, general and administrative expenses	6,920	8,798	20,879	26,411
Income (loss) from operations	(5,544)	4,952	23,297	24,528
Other income (expense):
Costs incurred on debt restructuring	(2,891)	—	(5,225)	—
Gain on early extinguishment of debt	—	3,014	—	3,014
Interest expense, net	(7,493)	(4,380)	(15,554)	(13,057)
Foreign exchange gain (loss), net	(322)	(3,501)	2,116	(5,432)
Other income (expense), net	(1)	145	20	(233)
Total other expense, net	(10,707)	(4,722)	(18,643)	(15,708)
Income (loss) before income taxes	(16,251)	230	4,654	8,820
Provision for income taxes	1,146	44	4,550	1,534
Net income (loss)	(17,397)	186	104	7,286
Less: net income attributable to noncontrolling interest	15	295	3,021	4,128
Net income (loss) attributable to the Corporation	$(17,412)	$(109)	$(2,917)	$3,158

Net income (loss) attributable to the Corporation per common share:
Basic	$(2.62)	$(0.93)	$(1.26)	$28.01
Diluted	$(2.62)	$(0.93)	$(1.26)	$28.01

Weighted average shares:
Basic	6,639,503	117,034	2,315,189	112,726
Diluted	6,639,503	117,034	2,315,189	112,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(17,397)	$186	$104	$7,286
Foreign currency translation gain (loss)	289	348	(695)	105
Total comprehensive income (loss)	(17,108)	534	(591)	7,391
Less: comprehensive income attributable to noncontrolling interest	15	295	3,021	4,128
Comprehensive income (loss) attributable to the Corporation	$(17,123)	$239	$(3,612)	$3,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2016
(In thousands, except share amounts)

	Common Shares Issued and Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Corporation Stockholders’ Equity (Deficit)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2015	129,269	$2	$35,763	$(66,139)	$(4,271)	$(34,645)	$4,433	$(30,212)
Foreign currency translation	—	—	—	—	(695)	(695)	—	(695)
Distribution to noncontrolling interest	—	—	—	—	—	—	(2,194)	(2,194)
Share-based compensation expense	—	—	616	—	—	616	—	616
Vesting of restricted stock awards	1,542	—	—	—	—	—	—	—
Grantee election to fund payroll taxes out of restricted stock grant	(386)	—	(9)	—	—	(9)	—	(9)
Vesting of stock options	85	—	—	—	—	—	—	—
Common stock issued in exchange of senior secured notes for second lien notes	6,410,502	1	65,002	—	—	65,003	—	65,003
Common stock issued to participants in senior loan facility	2,803,302	—	28,425	—	—	28,425	—	28,425
Fair value of warrants issued to stockholders	—	—	1,381	(1,381)	—	—	—	—
Fractional shares cancelled in reverse stock split	(801)	—	—	—	—	—	—	—
Adjustment for reverse stock split	—	(2)	2	—	—	—	—	—
Legal costs of issuing stock associated with restructuring	—	—	(131)	—	—	(131)	—	(131)
Net income (loss)	—	—	—	(2,917)	—	(2,917)	3,021	104
Balance at September 30, 2016	9,343,513	$1	$131,049	$(70,437)	$(4,966)	$55,647	$5,260	$60,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income (loss) attributable to the Corporation	$(2,917)	$3,158
Net income attributable to noncontrolling interest	3,021	4,128
Net income	104	7,286
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,909	14,107
Gain on early extinguishment of debt	—	(3,014)
Amortization of loan issuance costs, debt discount and debt premium	5,194	1,209
Payment interest in kind	1,473	—
Deferred income taxes	—	(1,672)
(Gain) loss on disposal of property and equipment	(38)	395
Share-based compensation	616	675
Bad debt expense	587	—
Unrealized (gain) loss on foreign currency transactions	(2,319)	4,953
Changes in operating assets and liabilities:
Accounts receivable	(44,991)	1,246
Prepaid expenses	(3,150)	11,889
Deferred costs on contracts	3,584	3,003
Accounts payable	(495)	(1,041)
Accrued liabilities	4,002	(7,493)
Income and other taxes payable	10,140	(16,236)
Deferred revenue	(903)	(72)
Other, net	(13)	50
Net cash provided by (used in) operating activities	(13,300)	15,285
Investing activities:
Purchase of property and equipment	(765)	(5,602)
Proceeds from sale of property and equipment	488	270
Net cash used in investing activities	(277)	(5,332)
Financing activities:
Repayment of notes payable	—	(1,228)
Borrowings under senior loan facility	14,995	—
Payment of loan facility fee, debt discount and loan issuance costs	(1,971)	(41)
Revolving credit facility borrowings	35,641	14,200
Revolving credit facility repayments	(31,913)	(14,200)
Repayments of capital lease obligations	(86)	(259)
Distribution to noncontrolling interest	(2,194)	(3,358)
Legal fees for stock issuance associated with restructuring	(131)	—
Grantee election to fund payroll taxes out of restricted stock grant	(9)	—
Net cash provided by (used in) financing activities	14,332	(4,886)
Effect of exchange rate changes on cash and cash equivalents	(552)	(74)
Net change in cash and cash equivalents	203	4,993
Cash and cash equivalents at the beginning of period	11,300	12,322
Cash and cash equivalents at the end of period	$11,503	$17,315

Supplemental disclosures of cash flow information:
Interest paid	$7,785	$15,910
Income taxes paid, net	$249	$1,683
Supplemental disclosures of cash flow information -- non-cash investing and financing activities:
Capital assets acquired included in accounts payable	$1	$404
Grantee election to fund payroll taxes out of restricted stock grant	$—	$85
Common stock issued to senior loan facility participants	$28,425	$—
Senior secured notes exchanged for equity	$65,003	$6,602
Accrued interest exchanged for second lien notes	$7,459	$—
Fair value of warrants issued to stockholders	$1,381	$—
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

Basis of Presentation
The unaudited interim condensed consolidated financial statements of the Corporation as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The year-end condensed consolidated balance sheet was derived from the audited financial statements as of December 31, 2015. Although the financial statements and related information included herein have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Corporation believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s audited consolidated financial statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, as amended by its Annual Report on Form 10-K/A for the same period (such report, as amended, the "Amended 10-K"). In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Corporation’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.
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
Significant Accounting Policies
There have been no changes to the significant accounting policies of the Corporation from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Corporation’s Amended 10-K, except as discussed below under Recently Issued Accounting Pronouncements - Statement of Cash Flows, Debt Issuance Costs and Share-Based Compensation.

Recently Issued Accounting Pronouncements

Statement of Cash Flows

In August 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance which clarifies the classification and presentation of certain cash flow receipts and payments on the statement of cash flows. It also requires that transactions with more than one category of classification be separated where possible or, if they are not able to be separated, be classified based on the predominant source or use of the cash flows. The new guidance includes the requirement to classify cash paid for debt prepayment or debt extinguishment costs as a financing outflow. The new guidance is effective for fiscal years beginning after December 15, 2017 for all public business entities with early adoption permitted. The Corporation has adopted the new guidance as of September 30, 2016 and retrospectively for all periods presented. As a result of the adoption of the new guidance, the amount of $41 was

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

reclassified from operating activities to financing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2015. Other than this reclassification, the adoption of the new guidance had no impact on the Corporation's condensed consolidated financial statements.

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

NOTE 2 — RESTRUCTURING

The Corporation previously disclosed in its Amended 10-K and Form 10-Qs for the period ended March 31, 2016 and June 30, 2016 (collectively, the “Filings”), that it was exploring a range of transactions to address the Corporation's significant cash flow and liquidity difficulties and the longer term need to realign its capital structure with its current business, given the uncertainty regarding the State of Alaska tax credit program and the continued downturn in the oil and natural gas exploration sector. The effect of the uncertainty regarding the State of Alaska tax credit program and its effect on the Corporation’s cash flow and liquidity are discussed further in Note 3. On June 13, 2016, the Corporation entered into a comprehensive restructuring support agreement

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

(the “Restructuring Support Agreement”) with holders (the “Supporting Holders”) of approximately 66% of the par value of the Corporation’s 10% senior secured notes due 2019 (the “Existing Notes” and the holders thereof, the “Existing Holders”), in which the Supporting Holders and the Corporation agreed to a comprehensive restructuring of the Corporation’s balance sheet, which included the funding of up to $30 million in new capital (the “Restructuring”).

The following is a summary of the key aspects of the Restructuring:

Exchange of Existing Notes for New Second Lien Notes. The Corporation commenced an offer on June 24, 2016 (“Exchange Offer”) to exchange each $1 of Existing Notes held by the Existing Holders for (i) $0.50 of newly issued 10% Senior Secured Second Lien Notes due 2019 (the “New Second Lien Notes”) and (ii) 46.41 shares of newly issued Corporation common stock (giving effect to a 135-for-1 reverse stock split that was effected in connection with closing of the exchange offer, (the “Reverse Stock Split”)). The Exchange Offer closed on July 27, 2016 (“Closing Date”). In connection with the Exchange Offer, the Corporation also completed a consent solicitation to make certain proposed limited amendments to the terms of the indenture for the Existing Notes, the related security documents and the existing intercreditor agreement to permit the Restructuring. The exchange was recognized in the three-month period ended September 30, 2016. A further description of the terms of the New Second Lien Notes and revised terms of the Existing Notes is provided in Note 8.

New Senior Loan Facility. On June 29, 2016, the Supporting Holders and the Corporation entered into a $30 million multi-draw senior secured term loan facility (the "Senior Loan Facility"). All holders of Existing Notes that participated in the Exchange Offer were also able to participate in the Senior Loan Facility. Borrowings under the Senior Loan Facility bear interest at a rate of 10% per year, payable monthly. The Senior Loan Facility has a maturity date of January 2, 2018, unless terminated earlier. As part of the consideration for providing the Senior Loan Facility, the Corporation issued to the lenders shares equal to 28.2% of the outstanding shares of its common stock as of the Closing Date, after giving effect to the Reverse Stock Split. A further description of the terms of the Senior Loan Facility is provided in Note 7.

Change in Priority of Secured Indebtedness. After the Closing Date, the priority claims of the Corporation’s secured indebtedness are (1) the Revolving Credit Facility, which is secured by all of the existing collateral on a senior first lien priority basis, (2) the Senior Loan Facility, which is secured by all of the existing collateral on a junior first lien priority basis, (3) the New Second Lien Notes, which are secured by substantially all of the existing collateral on a second lien priority basis and (4) the Existing Notes, which are secured by substantially all of the existing collateral on a third lien priority basis.

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

New Board of Directors. Effective as of the Closing Date, the Board of the Corporation is comprised of seven directors, of which six directors have been appointed through the date of this filing. After the final director appointment, the Board will consist of: one member of senior management, four directors chosen by the Supporting Holders, one director chosen by Whitebox Advisors LLC and one director chosen by BlueMountain Capital Management, LLC. Each of Blue Mountain Capital Management, LLC and Whitebox Advisors LLC has the right to choose one director to be nominated by the Corporation for so long as each of their common stock holdings following the Closing Date exceed 10% of the total shares outstanding.

Senior Management and Share-Based Compensation. The Corporation has entered into new employment agreements with members of its existing senior management. Existing equity grants under the 2013 Long-Term Incentive Plan vested as of the Closing Date for all current participants. Additionally, the Corporation adopted a Management Incentive Plan, which reserves 1,038,258 total shares of common stock for distribution to covered employees on terms as further discussed in Note 11.

Warrants. As of the Closing Date, the Corporation issued warrants to existing holders of its common stock for 4.5% of the outstanding common stock. A further description of the terms of the warrants is provided in Note 10.

Costs of Supporting Holders. The Corporation has reimbursed the Supporting Holders and any agent or trustee under the various debt documents for all accrued and unpaid fees and expenses incurred in connection with the Restructuring including the costs and expenses incurred by counsel to the Supporting Holders in connection with the Restructuring.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Total Indebtedness. As of July 27, 2016, the closing date of the Restructuring, the Corporation had $105.2 million face value of total debt outstanding, which was a reduction of $55.1 million face value of total debt outstanding compared to the face value of indebtedness outstanding as of June 30, 2016.

Effect of Restructuring on Liquidity. As discussed above, the new Senior Loan Facility adds up to $30.0 million in additional liquidity to the Corporation. The completion of the exchange of the Existing Notes for New Second Lien Notes deferred the cash requirement for the July 2016 interest payment and at the election of the Corporation allows for the payment of interest in kind for interest covering a period of up to 12 months on the exchanged debt, with the deferred and in kind interest payments ultimately due at the maturity of the New Second Lien Notes. As a consequence, the Corporation currently believes that its existing cash, cash generated from operations and other sources of working capital, such as the Revolving Credit Facility described in Note 6 below, coupled with the reduced need for working capital due to reductions in expenses, will be sufficient for the Corporation to meet its anticipated cash needs for the next 12 months.

NOTE 3 — CREDIT CONCENTRATION

At September 30, 2016, the Corporation's largest account receivable from one customer was $92.5 million, representing 81% of total consolidated accounts receivable. As previously disclosed in the Corporation's Filings, this customer was relying on monetization of tax credits under a State of Alaska tax credit program (“Tax Credits”), either from proceeds from the State of Alaska or from third party financing sources, to satisfy the accounts receivable. There remains substantial uncertainty regarding the timing of reimbursement from the State of Alaska and the availability of third party financing to the customer, or the Corporation, in order for the Corporation to collect its accounts receivable.

Due to the customer’s inability to monetize the Tax Credits associated with the accounts receivable, it assigned to the Corporation $51.6 million of Tax Credits on April 22, 2016 and an additional $21.3 million of Tax Credits on July 27, 2016, so that the Corporation can seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. The Corporation expects the customer to assign to it the remaining Tax Credits once the applications for those Tax Credits have been applied for, which, by statute, cannot be submitted before January 1, 2017. Based upon the expected timing to monetize the Tax Credits as of September 30, 2016, the Corporation has reclassified $38.0 million from accounts receivable, net to accounts receivable, net, noncurrent in the September 30, 2016 condensed consolidated balance sheet.

In its review of approximately $30.2 million of Tax Credit applications during the audit process, the Corporation received approximately $24.4 million of Tax Credit certificates from the State of Alaska during the three-month period ended September 30, 2016. The State of Alaska disallowed approximately $5.8 million of what the Corporation believes should otherwise be eligible expenditures. The Corporation's customer filed an appeal of this decision on October 18, 2016 and intends to seek a reversal of the disallowed amount. During the three months ended September 30, 2016, the Corporation recorded a reduction of the accounts receivable balance of $2.7 million related to the start of the monetization of Tax Credits. The Corporation recorded an additional $6.5 million reduction of the accounts receivable balance related to the further monetization of Tax Credits in October 2016. The Corporation still expects additional Tax Credit certificates from the State of Alaska representing approximately $60.5 million to be issued on a rolling basis over the next twelve months.

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

As discussed in Note 2, the Corporation completed a 135-for-1 reverse split of the outstanding common stock effective as of the Closing Date of the Restructuring. As a result, all share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented.

The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended			Nine Months Ended
	Net Loss Attributable to the Corporation	Shares	Per Share	Net Income (Loss) Attributable to the Corporation	Shares	Per Share
September 30, 2016:
Basic loss per share	$(17,412)	6,639,503	$(2.62)	$(2,917)	2,315,189	$(1.26)
Effect of dilutive securities	—	—	—	—	—	—
Diluted loss per share	$(17,412)	6,639,503	$(2.62)	$(2,917)	2,315,189	$(1.26)

September 30, 2015:
Basic income (loss) per share	$(109)	117,034	$(0.93)	$3,158	112,726	$28.01
Effect of dilutive unvested restricted stock unit awards	—	—	—	—	21	—
Diluted income (loss) per share	$(109)	117,034	$(0.93)	$3,158	112,747	$28.01

Options to purchase 311,477 shares of common stock have been excluded from the calculation of diluted loss income per share in the three and nine month periods ended September 30, 2016, since the option exercise prices were higher than the weighted average share price during the period the options were outstanding. Options to purchase 1,790 shares of common stock have been excluded from the calculation of diluted net income (loss) per share in the three and nine month periods ended September 30, 2015, since the option exercise prices were higher than the weighted average share price during the period the options were outstanding.

Unvested restricted stock units representing 39,667 and 17,134 shares under the treasury stock method were excluded from the calculation of diluted net loss per share in the three and nine month periods ended September 30, 2016, respectively, since they were anti-dilutive. Unvested restricted stock units representing 63 shares were excluded from the calculation of diluted net loss per share in the three-month month period ended September 30, 2015, since they were anti-dilutive.

Warrants to purchase 308,216 shares of common stock have been excluded from the calculation of diluted net loss per share in the three and nine month periods ended September 30, 2016, since the warrant exercise prices were higher than the weighted average share price during the respective periods. Warrants to purchase 4,310 shares of common stock have been excluded from the calculation of diluted net income (loss) per share in the three and nine month periods ended September 30, 2015, since the warrant exercise price was higher than the weighted average share price during the respective periods.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 5 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Accounts Receivable

Accounts receivable is comprised of the following:

	September 30, 2016	December 31, 2015
Current:
Accounts receivable	$76,687	$67,882
Less allowance for doubtful accounts	(587)	—
Accounts receivable, net	$76,100	$67,882
Noncurrent:
Accounts receivable	$37,984	$—
Less allowance for doubtful accounts	—	—
Accounts receivable, net, noncurrent	$37,984	$—

Property and Equipment

Property and equipment is comprised of the following:

	September 30, 2016	December 31, 2015
Property and equipment	$124,664	$123,186
Less accumulated depreciation and amortization	(74,503)	(61,358)
Property and equipment, net	$50,161	$61,828

Intangible Assets

Intangible assets are comprised of the following:

	September 30, 2016	December 31, 2015
Intangible assets	$1,373	$1,329
Less accumulated amortization	(612)	(540)
Intangible assets, net	$761	$789

Accrued Liabilities

Accrued liabilities are comprised of the following:

	September 30, 2016	December 31, 2015
Accrued payroll liabilities	$8,235	$5,794
Accrued interest	80	6,463
Other accrued liabilities	6,372	5,561
Total accrued liabilities	$14,687	$17,818

NOTE 6 — REVOLVING CREDIT FACILITY

On November 6, 2014, SAExploration, Inc. (“Borrower”), the Corporation and the Corporation’s other domestic subsidiaries and Wells Fargo Bank, National Association ("Wells Fargo" or “Lender”) entered into a Credit and Security Agreement. The credit

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

agreement provides for a $20,000 revolving line of credit facility ("Revolving Credit Facility") secured by the Corporation’s and the Corporation's domestic subsidiaries' U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the credit agreement. The proceeds of the Revolving Credit Facility are primarily used to fund the Corporation’s working capital needs for its operations and for general corporate purposes. As of September 30, 2016 and December 31, 2015, borrowings of $11,627 and $7,899, respectively, were outstanding under the Revolving Credit Facility.

Borrowings made under the Revolving Credit Facility bear interest, payable monthly, at a rate of daily three month LIBOR plus 3% (3.85% at September 30, 2016 and 3.61% at December 31, 2015). The Revolving Credit Facility has a maturity date of November 6, 2017, unless terminated earlier. The Corporation may request, and the Lender may grant, an increase to the maximum amount available under the Revolving Credit Facility in minimum increments of $1,000 not to exceed an additional $10,000 in the aggregate, so long as certain conditions as described in the credit agreement are met.

The credit agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Revolving Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of September 30, 2016 and December 31, 2015, letters of credit totaling $1,300 and $100, respectively, were outstanding under the sub-facility. For a complete discussion of the terms and security for the Revolving Credit Facility, see Note 5 of the Notes to Consolidated Financial Statements included in the Corporation's Amended 10-K.

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

The credit agreement contains covenants including, but not limited to (i) maintain and deliver to Lender, as required, certain financial reports, records and other items, (ii) subject to certain exceptions under the credit agreement, restrictions on the ability of the Corporation to incur indebtedness, create or incur liens, enter into fundamental changes to corporate structure or to the nature of the business of the Corporation, dispose of assets, permit a change in control, acquire non-permitted investments, enter into affiliate transactions or make distributions, (iii) maintain the minimum EBITDA specified above and (iv) maintain eligible equipment, as defined, located in the State of Alaska with a value of at least 75% of the value of such equipment included in the borrowing base availability plus the value of equipment outside the United States which would be otherwise eligible under the credit agreement. The credit agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. The Corporation was in compliance with the credit agreement covenants as of September 30, 2016.

In connection with the Restructuring discussed in Note 2, the Corporation and Lender entered into an amendment to the Revolving Credit Facility on June 29, 2016, to permit the entry into and borrowings under the new Senior Loan Facility, the issuance of the New Second Lien Notes, the entry into an amended and restated intercreditor agreement, the amendments to the existing security agreement and any necessary amendments to the collateral agreements relating to the Existing Notes and consented to and waived any and all defaults or events of default resulting directly from the Restructuring. In connection with the execution of the amendment, the Corporation paid $24 and $54 in fees which were charged to selling, general and administrative expenses in the three and nine month periods ended September 30, 2016, respectively.

NOTE 7 — SENIOR LOAN FACILITY

On June 29, 2016, the Corporation, as borrower, and each of the Corporation’s domestic subsidiaries, as guarantors (the “Guarantors”), entered into the Senior Loan Facility with the Supporting Holders of the Existing Notes. In addition to the Supporting Holders, one additional holder of the Existing Notes subsequently elected to participate as a lender in the Senior Loan Facility based on their proportionate ownership of the Existing Notes as discussed in Note 14, Related Party Transactions. The Senior Loan Facility provides funding up to a maximum amount of $30,000. A draw of $5,600 was made on June 29, 2016, followed by a second draw in the amount of $9,395 on July 27, 2016, for a total of $14,995 outstanding of the $15,000 available as of September 30, 2016. Under the terms of the Senior Loan Facility, the remaining $15,000 becomes available for borrowing based

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

upon receipt by the Corporation of Alaska Tax Credits of not less than $25,000. On October 24, 2016, the lenders amended the Senior Loan Facility to waive the Alaska Tax Credit requirement, thereby allowing the Corporation to immediately access the remaining $15,000 availability. Under the terms of the Senior Loan Facility, the remaining availability can be borrowed on up to three separate dates.

Borrowings under the Senior Loan Facility bear interest at a rate of 10% per year, payable monthly. The Senior Loan Facility has a maturity date of January 2, 2018, unless terminated earlier. In connection with the borrowing, deferred loan issuance costs totaling $29,091 and $30,051 were recorded in the three and nine months ended September 30, 2016, respectively, which were recorded as a deferred loan issuance cost on the balance sheet. The deferred loan issuance costs recorded in the nine months ended September 30, 2016 consisted of a $600 facility fee, $1,026 in legal and investment banking costs, and $28,425 for the fair value of 2,803,302 shares of Corporation common stock issued to the lenders on July 27, 2016. The fair value of the common stock was determined using the probability-weighted expected return method based on a combination of the income and market approaches and a mergers and acquisition scenario. The deferred loan issuance costs are being amortized on a straight line basis over the term of the Senior Loan Facility.

The Senior Loan Facility is secured by substantially all of the collateral securing the obligations under (i) the Revolving Credit Agreement and (ii) the Existing Notes, including the receivable due to the Corporation discussed in Note 3. This security interest is junior to the security interest in such collateral securing the obligations under the Revolving Credit Facility and senior to the security interests in such collateral securing the obligations under the New Second Lien Notes and the Existing Notes.

The Senior Loan Facility contains negative covenants that restrict the Corporation’s and the Guarantors’ ability to incur indebtedness, create or incur liens, enter into fundamental changes to the Corporation’s corporate structure or to the nature of the Corporation’s business, dispose of assets, permit a change in control to occur, make certain prepayments, other payments and distributions, make certain investments, enter into affiliate transactions or make certain distributions, and requires that the Corporation maintain and deliver certain financial reports, projections, records and other items. The Senior Loan Facility also contains customary representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Senior Loan Facility agent and the lenders, and customary events of default.

On June 29, 2016, the Corporation, the guarantors party thereto (the “Existing Notes Guarantors”) and Wilmington Savings Fund Society, FSB (successor to U.S. Bank National Association), as trustee for the Existing Notes (the “Existing Trustee”), entered into a first supplemental indenture (the “Supplemental Indenture”) to the indenture governing the Existing Notes (the “Existing Indenture”). The Supplemental Indenture modified the Existing Indenture to, among other things, permit the incurrence of additional secured indebtedness pursuant to the Senior Loan Facility and the issuance of the New Second Lien Notes in the Exchange Offer. The Supplemental Indenture includes additional changes necessary to give effect to the Restructuring and directed the Existing Trustee, in its capacity as noteholder collateral agent for the Existing Notes, to enter into the Amended and Restated Intercreditor Agreement and the amendment to the Existing Security Agreement, each as described below, on behalf of the Existing Holders. The material terms of the Existing Indenture, other than the amendments summarized above, remain substantially as set forth in the Existing Indenture.

On June 29, 2016, Wells Fargo, in its capacity as lender and collateral agent under the Revolving Credit Facility, Wilmington Savings Fund Society, FSB (successor to U.S. Bank National Association), in its capacity as trustee and collateral agent for the Existing Notes ("Noteholder Collateral Agent"), and Delaware Trust Corporation, in its capacity as administrative agent and collateral agent for the Senior Loan Facility, amended and restated the Intercreditor Agreement, dated as of November 6, 2014, by and between Wells Fargo and Wilmington Savings Fund Society, FSB (as successor to U.S. Bank National Association) (the “Existing Intercreditor Agreement” and as amended and restated, the “Amended and Restated Intercreditor Agreement”), to govern the relationship of the Existing Holders, the holders of New Second Lien Notes, and the lenders under the Corporation’s Revolving Credit Facility and Senior Loan Facility, with respect to the collateral and certain other matters. The Amended and Restated Intercreditor Agreement, among other things, modifies the terms of the Existing Intercreditor Agreement to (i) establish the relative priorities, rights, obligations and remedies with respect to the collateral among the Existing Holders, the holders of the New Second Lien Notes, the lenders under the Revolving Credit Facility, the lenders under the Senior Loan Facility, the holders of future debt that is permitted to share the security interests currently held by them and the collateral agents of the foregoing (collectively, the “Secured Parties”); and (ii) modify the terms of the Existing Intercreditor Agreement to permit the holders of obligations under the Senior Loan Facility and the New Second Lien Notes to share the security interests currently held by the Existing Holders and Wells Fargo as the lender under the Revolving Credit Facility as follows:

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

•	the obligations under the Revolving Credit Facility are secured by all of the existing collateral on a senior first lien priority basis;

•	the obligations under the Senior Loan Facility are secured by all of the existing collateral on a junior first lien priority basis;

•	the obligations under the New Second Lien Notes are secured by substantially all of the existing collateral on a second lien priority basis; and

•	the obligations under the Existing Notes are secured by substantially all of the existing collateral on a third lien priority basis.

In addition, the Amended and Restated Intercreditor Agreement provides that, following a triggering event, as among the Secured Parties, the Senior Representative (defined below) will have the right (subject to a purchase option by the other Secured Parties) to, or the right to direct any other collateral agent to, adjust or settle insurance policies or claims in the event of any loss thereunder relating to insurance proceeds with respect to collateral, to approve any award granted in any condemnation or similar proceeding affecting such insurance proceeds and to enforce rights, exercise remedies and discretionary rights and powers with respect to collateral. The Secured Parties agreed that if the Corporation or any guarantor becomes subject to a case under the U.S. Bankruptcy Code, the Secured Parties will only be permitted to object to a debtor-in-possession financing or the use of cash collateral if the Secured Parties for which the Senior Representative is the collateral agent also object. The “Senior Representative” under the Amended and Restated Intercreditor Agreement is Wells Fargo as the Revolving Credit Facility agent, until the obligations under the Revolving Credit Facility have been discharged in full, after which the Senior Loan Facility agent will be the Senior Representative; and once the Revolving Credit Facility agent and the Senior Loan Facility agent each cease to be the Senior Representative and the obligations under each of the Revolving Credit Facility and Senior Loan Facility have been discharged in full, the Senior Representative will be Wilmington Savings Fund Society, FSB, as the New Noteholder Collateral Agent. The material terms of the Amended and Restated Intercreditor Agreement, other than those summarized above, remain substantially as set forth in the Existing Intercreditor Agreement, except that the Noteholder Collateral Agent will no longer have a first-priority security interest in the “Noteholder Priority Collateral” (as such term is defined in the Existing Intercreditor Agreement).

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

NOTE 8 — NOTES PAYABLE

Senior secured notes outstanding were as follows:

	September 30, 2016	December 31, 2015

10% senior secured second lien notes due 2019:
Carrying value, including paid-in-kind interest of $1,473 and unamortized premium of $430	$78,426	$—
Debt discount, net of accumulated amortization of $19	(326)	—
Total senior secured second lien notes outstanding	78,100	—
10% senior secured notes due 2019:
Principal outstanding	1,872	140,000
Unamortized deferred loan issuance costs, net of accumulated amortization of $39 as of September 30, 2016 and $1,978 as of December 31, 2015	(46)	(4,370)
Total senior secured notes outstanding	1,826	135,630
Total notes payable outstanding (long-term)	$79,926	$135,630

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

10% Senior Secured Notes due July 15, 2019

On July 2, 2014, the Corporation entered into an indenture under which it issued $150,000 of senior secured notes due July 15, 2019, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. On June 19, 2015, all outstanding senior secured notes were exchanged for an equal amount of new senior secured notes ("Existing Notes"), which are substantially identical in terms to the existing senior secured notes except that the Existing Notes are registered under the Securities Act of 1933, as amended. The Existing Notes bear interest at the annual rate of 10% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. For a complete discussion of the terms and security for the Existing Notes, see Note 6 of the Notes to Consolidated Financial Statements included in the Corporation's Amended 10-K.

The indenture, which was amended in connection with the Exchange Offer described below, contains covenants which include limitations on the Corporation's ability to: (i) transfer or sell assets; (ii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iii) incur or guarantee additional indebtedness or, with respect to the Corporation's restricted subsidiaries, issue preferred stock; (iv) create or incur liens; (v) incur dividend or other payment restrictions affecting its restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of its or its subsidiaries’ assets; (vii) enter into transactions with affiliates; (viii) engage in business other than its current business and reasonably related extensions thereof; and (ix) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Existing Notes. The Corporation was in compliance with the indenture covenants as of September 30, 2016.

On August 26, 2015, the Corporation entered into a privately-negotiated exchange agreement with certain funds managed by Fidelity Management & Research Company ("Holders") to exchange $10,000 principal amount of Existing Notes ("Exchanged Notes") for 2,366,307 shares of the Corporation’s common stock ("Exchanged Stock"), unadjusted for our recent reverse-stock split, as determined using a 30-day volume weighted average share price as of August 26, 2015. In connection with the exchange, the Corporation paid all accrued unpaid interest on the Exchanged Notes to the Holders in cash, and the Exchanged Notes were cancelled. The Exchanged Stock was valued at $6,602 based on the $2.79 average share price on August 27, 2015, the closing date of the exchange. The exchange resulted in a gain on early extinguishment of debt of $3,014 in the three and nine months ended September 30, 2015, consisting of the difference between the principal amount of the Exchanged Notes less the fair value of the Exchanged Stock, reduced by the Exchanged Notes pro rata portion of the Notes unamortized deferred loan issuance costs on the closing date of $343 and legal fees of $41.

Exchange of Existing Notes for 10% Second Lien Notes

As discussed in Note 2, the Corporation commenced an offer on June 24, 2016 to exchange each $1 of the Existing Notes for (i) $0.50 of newly issued 10% Senior Secured Second Lien Notes due 2019 and (ii) 46.41 shares of newly issued Corporation common stock (giving effect to a 135-for-1 reverse stock split that was effected in connection with closing of the Exchange Offer). The Exchange Offer closed on July 27, 2016. On the Closing Date, a total of $138,128 face value of the Existing Notes were exchanged for (i) $76,523 New Second Lien Notes, including $7,459 New Second Lien Notes representing accrued and unpaid interest and (ii) 6,410,502 shares of Corporation common stock.

The exchange was accounted for as a modification during the three-month period ending September 30, 2016. The New Second Lien Notes were recorded at the net carrying value of the Existing Notes exchanged of $134,522, less the fair value of the Corporation common stock issued to participating noteholders of $65,003, plus the accrued and unpaid interest of $7,459 included in the exchange. The resulting $455 excess of carrying value over face value of the New Second Lien Notes is being amortized to interest expense over the term of the New Second Lien Notes. The fair value of the common stock was determined using the probability-weighted expected return method based on a combination of the income and market approaches and a mergers and acquisition scenario. Costs incurred by the participating noteholders during the exchange of $345 were recognized as debt discount and are being amortized over the term of the New Second Lien Notes.

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

•
Interest on the New Second Lien Notes is payable quarterly. The Corporation may elect to pay interest on the New Second Lien Notes in kind with additional New Second Lien Notes for the first twelve months of interest payment dates following the Closing Date, provided that, if the Corporation makes this election, the interest on the New Second Lien Notes for such in kind payments will accrue at a per annum rate 1% percent higher than the cash interest rate of 10%. The Corporation elected to pay interest due as of September 30, 2016 of $1,473 in kind.

•
The New Second Lien Notes have a special redemption right at par of up to $35 million of the issuance to be paid out of the proceeds of the Alaska Tax Credit certificates and is conditioned upon payment in full of the Revolving Credit Facility and the Senior Loan Facility.

•
The New Second Lien Notes include a make-whole provision requiring that if the New Second Lien Notes are accelerated or otherwise become due and payable prior to their stated maturity due to an Event of Default (including but not limited to a bankruptcy or liquidation of the Corporation (including the acceleration of claims by operation of law)), then the applicable premium payable with respect to an optional redemption will also be immediately due and payable, along with the principal of, accrued and unpaid interest on, the New Second Lien Notes and constitutes part of the obligations in respect thereof as if such acceleration were an optional redemption of the New Second Lien Notes, in view of the impracticability and extreme difficulty of ascertaining actual damages and by mutual agreement of the parties as to a reasonable calculation of each holder’s lost profits as a result thereof.

NOTE 9 — INCOME TAXES

The Corporation’s effective tax rate was (7.1)% and 19.1% for the three months ended September 30, 2016 and 2015, respectively. The change in the 2016 effective tax rate was impacted by the change in valuation allowance related to U.S. operating losses from the Restructuring for which the Corporation cannot currently recognize a tax benefit. The Corporation’s effective tax rate was 97.8% and 17.4% for the nine months ended September 30, 2016 and 2015, respectively. The change in the 2016 effective tax rate was impacted by the change in valuation allowance related to U.S. operating losses from the Restructuring for which the Corporation cannot currently recognize a tax benefit. The primary reason that the 2016 effective tax rate differs from the 35% Federal statutory corporate rate is an increase in the U.S. valuation allowance due to losses from the Restructuring, further described in Note 2, offset by decreases in permanent tax differences and foreign tax rate differentials.

Due to the Restructuring, the Corporation's U.S. federal tax net operating loss ("NOL") carryforwards and foreign tax credit ("FTC") carryforwards are currently under evaluation, subject to certain requirements and restrictions, including limitations on their use in the event of ownership changes. Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the "Code"), imposes an annual limit on the ability of a corporation that undergoes ownership changes to use its NOL and FTC carryforwards to reduce its tax liability.

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

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

The Corporation believes that without positive evidence, it is more likely than not that the benefit from certain NOL and FTC carryforwards may not be realized. In recognition of this risk, the Corporation has maintained a full valuation allowance for the deferred tax assets relating to these NOL carryforwards and foreign tax credits of certain countries.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Corporation is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights, and preferences as may be determined from time to time by the Corporation’s Board of Directors. As of September 30, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding.

Common Stock

The Corporation is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. On June 15, 2016, the Corporation’s board of directors authorized a 135-for-1 reverse split of the outstanding common stock effective as of the Closing Date of the Restructuring. All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented. As of September 30, 2016 and December 31, 2015, a total of 9,343,513 and 129,269 shares were issued and outstanding, respectively.

Warrants

A total of 4,310 warrants with an expiration date of June 24, 2016 and an exercise price of $12.00 per share expired unexercised.

As an element of the Restructuring discussed in Note 2, on the Closing Date, the Corporation granted to stockholders of record on July 26, 2016, 154,108 Series A Warrants and 154,108 Series B Warrants (together, the "Warrants") to purchase shares of the Corporation's common stock. Each Warrant entitles the holder to purchase one share of the Corporation's common stock. The Series A Warrants and Series B Warrants have exercise prices of $10.30 and $12.88, respectively, and expire on July 27, 2021. The Warrants will become exercisable 30 days in advance of their expiration date contingent upon the receipt by the Corporation of Tax Credit certificates in a face amount of at least $25 million issued by the State of Alaska to the Corporation. The warrants were accounted for in equity and recorded at a fair value of $1,381 during the three-month period ended September 30, 2016.

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

Merger Consideration Escrow

A portion of the merger consideration payable at Closing of the Merger was allocable to holders of certain derivative securities of Former SAE that were not converted or exchanged prior to the Merger. As of September 30, 2016, a total of 200 shares of Corporation common stock were held in escrow pending the conversion or exercise of those derivative securities (the “Merger Consideration Escrow”). The escrow agreement provides that CLCH, LLC ("CLCH"), as nominee of the Corporation, will have voting control over all shares of Corporation common stock held in the Merger Consideration Escrow.

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

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 11 — SHARE-BASED COMPENSATION

2013 Long Term Incentive Plan

Share-based compensation expense for stock option and restricted stock unit awards in the three and nine months ended September 30, 2016 was $238 and $581, respectively, for the 2013 Long Term Incentive Plan. Share-based compensation expense for stock option and restricted stock unit awards in the three and nine months ended September 30, 2015 was $668 and $675, respectively. As an element of the Restructuring discussed in Note 2, the Corporation accelerated the vesting of all existing awards under its 2013 Long-Term Incentive Plan effective as of the Closing Date. As a result of the accelerated vesting, the Corporation charged the remaining unrecognized compensation expense on existing awards to the results of operations during the three-month period ending September 30, 2016.

2016 Long Term Incentive Plan

On August 3, 2016, the Board of Directors approved and adopted the 2016 Long Term Incentive Plan (“2016 Plan”), for the purpose of promoting the long-term success of the Corporation and the creation of value for its stockholders. On August 4, 2016, the Corporation received written consents from the holders of a majority of the shares of its common stock outstanding approving and adopting the 2016 Plan. The Company filed a Schedule 14C with the Securities and Exchange Commission (the “Information Statement”) on August 15, 2016 and the 2016 Plan became effective on September 4, 2016. The 2016 Plan supersedes any prior management or employee stock compensation plan of the Corporation in effect on the Closing Date.

The 2016 Plan provides for awards of stock options, stock appreciation rights, restricted shares, stock units and performance cash awards. The 2016 Plan reserves 1,038,258 shares of common stock for distribution to covered employees, including a maximum of 519,129 shares that were reserved for issuance pursuant to awards of restricted stock or stock units. On September 26, 2016, 311,477 shares of stock units and stock options for 311,477 shares of Corporation common stock at an exercise price of $10.19 were granted under the 2016 Plan (the "MIP Awards").

The MIP Awards vest: (a) one-third on the earliest to occur of (1) the date on which the Corporation receives Tax Credit certificates assigned to the Corporation by Alaska Seismic Ventures, LLC and issued by the Tax Division of the State of Alaska that, together with all such certificates received by the Corporation after the Closing Date, have an aggregate face amount of $25 million or more, or (2) the first anniversary of the Closing Date; and (b) one-third each on the second and third anniversaries of the Closing Date. The MIP Awards expire upon the earlier of termination of the grantee’s employment or ten years after the grant date.

In connection with the grants under the 2016 Plan, share-based compensation expense of $35 was recorded for the three and nine months ended September 30, 2016. At September 30, 2016, there was approximately $3,622 of unrecognized compensation expense for unvested share-based compensation awards with a weighted average period over which it is expected to be recognized of 1.84 years.

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

There were no Corporation financial instruments measured at fair value on a recurring basis at September 30, 2016, December 31, 2015 or September 30, 2015.

The Corporation financial instruments not recorded at fair value consist of the Existing Notes and the New Second Lien Notes. At September 30, 2016, the carrying value of the Existing Notes and New Second Lien Notes was $1,826 and $78,100, respectively. At September 30, 2016, the estimated fair value of the Existing Notes and New Second Lien Notes was $1,179 and $53,949, respectively. The fair value is determined by a market approach using dealer quoted period-end bond prices. These instruments are classified as Level 2 as valuation inputs for fair value measurements as they are dealer quoted market prices at September 30, 2016 obtained from independent third party sources. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

The Corporation's non-financial assets include goodwill, property and equipment, and other intangible assets, which are classified as Level 3 assets. These assets are measured at fair value on a nonrecurring basis as part of the Corporation's impairment assessments and as circumstances require. Goodwill is subjected to an annual review for impairment or more frequently as required.

NOTE 13 — NONCONTROLLING INTEREST

Effective November 19, 2012, an agreement was entered into between a subsidiary of the Corporation and Kuukpik Corporation (“Kuukpik”) to form a separate legal entity (“Joint Venture”) for the purpose of performing contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the North Slope of Alaska (onshore or offshore) for a period of five years. The Corporation's and Kuukpik’s percentage ownership interests in the Joint Venture are 49.0% and 51.0%, respectively. The sole source of revenue of the Joint Venture is contracts performed by the Corporation. Pre-award costs incurred on potential contracts by Kuukpik and the Corporation are absorbed by each party and not by the Joint Venture. The Joint Venture receives 10% of gross revenues of all North Slope of Alaska contracts performed by the Corporation, which is distributed to Kuukpik and the Corporation based on their relative ownership percentages. Risk of loss on a contract, including credit risk, is the Corporation's sole responsibility. Based on its power to influence the significant business activities of the Joint Venture and its responsibility to absorb contract losses, the Corporation was determined to be the primary beneficiary under GAAP and as such consolidates the Joint Venture. The results of the Joint Venture are combined with the Corporation and all intercompany transactions are eliminated upon consolidation. Amounts reflected for the Joint Venture in the unaudited condensed consolidated financial statements consist of the balances reported under net income attributable to noncontrolling interest for the three and nine month periods ended September 30, 2016 and 2015 and noncontrolling interest on the September 30, 2016 and December 31, 2015 balance sheets.

NOTE 14 — RELATED PARTY TRANSACTIONS

Jeff Hastings, the Corporation’s Chief Executive Officer and Chairman of the Board of Directors, owns and controls Speculative Seismic Investments, LLC (“SSI”), which holds $1,303 of the Corporation’s New Second Lien Notes and 142,968 shares of the Corporation’s common stock. SSI is a lender under the Corporation’s Senior Loan Facility in the principal amount of $271 and exchanged $2,352 of the Corporation’s Existing Notes in the Restructuring consummated on July 27, 2016. Mr. Hastings also controls CLCH, LLC, which holds 24,221 shares of the Corporation’s common stock. Pursuant to a registration rights agreement dated June 24, 2013, CLCH had one right to demand registration of its shares of our common stock that it acquired in the Merger, as well as piggy-back rights on any offering of our common stock or securities exercisable or exchangeable for our common stock. CLCH has exercised its piggy-back registration rights, and all 24,221 of its shares were registered for resale pursuant to a registration statement on Form S-3, Registration No. 333-213386, that became effective mid-September 2016. The Corporation bore the expense incurred in connection with the registration statement.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 and the accompanying notes to the unaudited condensed consolidated financial statements. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Part II of this Report. See “Forward-Looking Statements” below. Amounts are in thousands, except for share amounts and as otherwise noted.

Highlights

The following discussion is intended to assist in understanding our financial position at September 30, 2016, and our results of operations for the three and nine months ended September 30, 2016. Financial and operating results for the three months ended September 30, 2016 include:

•	Revenue from services for the three months ended September 30, 2016 was $32,994 compared to $57,943 in 2015.

•	Gross profit for the three months ended September 30, 2016 decreased to $1,376 from $13,750 in 2015.

•	Gross profit as a percentage of revenue for the three months ended September 30, 2016 decreased to 4.2% from 23.7% in 2015.

•	Operating income (loss) for the three months ended September 30, 2016 decreased to a loss of $5,544 from income of $4,952 in 2015.

•	Net income (loss) for the three months ended September 30, 2016 decreased to a loss of $17,397 from income of $186 in 2015.

•	Adjusted EBITDA for the three months ended September 30, 2016 decreased to negative $350 from positive $10,511 for 2015.

•	Adjusted EBITDA as a percentage of revenue for the three months ended September 30, 2016 decreased to negative 1.1% from positive 18.1% in 2015.

•	Cash and cash equivalents totaled $11,503 as of September 30, 2016 compared to $17,315 as of September 30, 2015.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Our operating results for the three months ended September 30, 2016 and 2015 are highlighted below:

	Three Months Ended September 30,
	2016	% of Revenue	2015	% of Revenue
Revenue from services:
North America	$734	2.2%	$56,345	97.2%
South America	32,111	97.3%	869	1.5%
Southeast Asia	149	0.5%	729	1.3%
Total revenue	32,994	100.0%	57,943	100.0%
Gross profit	1,376	4.2%	13,750	23.7%
Selling, general and administrative expenses	6,920	21.0%	8,798	15.2%
Income (loss) from operations	(5,544)	(16.8)%	4,952	8.5%
Other expense, net	(10,707)	(32.5)%	(4,722)	(8.1)%
Provision for income taxes	1,146	3.4%	44	0.1%
Less net income attributable to noncontrolling interest	15	0.1%	295	0.5%
Net loss attributable to the Corporation	$(17,412)	(52.8)%	$(109)	(0.2)%

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Our operating results for the nine months ended September 30, 2016 and 2015 are highlighted below:

	Nine Months Ended September 30,
	2016	% of Revenue	2015	% of Revenue
Revenue from services:
North America	$81,739	45.3%	$157,831	77.2%
South America	96,723	53.7%	20,511	10.0%
Southeast Asia	1,734	1.0%	26,144	12.8%
Total revenue	180,196	100.0%	204,486	100.0%
Gross profit	44,176	24.5%	50,939	24.9%
Selling, general and administrative expenses	20,879	11.6%	26,411	12.9%
Income from operations	23,297	12.9%	24,528	12.0%
Other expense, net	(18,643)	(10.3)%	(15,708)	(7.7)%
Provision for income taxes	4,550	2.5%	1,534	0.8%
Less net income attributable to noncontrolling interest	3,021	1.7%	4,128	2.0%
Net income (loss) attributable to the Corporation	$(2,917)	(1.6)%	$3,158	1.5%

Revenue from Services.

North America: Revenue in North America for the three months ended September 30, 2016 decreased by $55,611 compared to the three months ended September 30, 2015, primarily in Alaska due to several large projects in 2015 that were not repeated in 2016. Revenue in North America for the nine months ended September 30, 2016 decreased by $76,092 or 48.2% compared to the nine months ended September 30, 2015. In Alaska, we experienced a reduction in the overall amount and scope of projects performed when compared to the same periods in 2015 mainly due to the uncertainty in the macro oil and gas environment and at the State level with respect to changes in Alaskan tax credit legislation.

South America: Revenue in South America for the three months ended September 30, 2016 increased by $31,242 compared to the three months ended September 30, 2015 primarily due to a large project in Bolivia which began earlier in 2016 and was substantially completed during the third quarter of 2016. Revenue in South America for the nine months ended September 30, 2016 increased by $76,212 compared to the nine months ended September 30, 2015 mainly attributable to larger scope projects in Bolivia and Colombia in 2016 compared to smaller projects in Peru and Colombia during the same period in 2015. Activity in South America continues to be at reduced levels due to the significant decline in exploration spending related to the instability in oil and gas prices.

Southeast Asia: Revenues in Southeast Asia for the three months ended September 30, 2016 decreased by $580 compared to the three months ended September 30, 2015. Revenues in Southeast Asia for the nine months ended September 30, 2016 decreased by $24,410 compared to the nine months ended September 30, 2015. The decrease in 2016 revenue for Southeast Asia was primarily due to the absence of any major projects in 2016 compared to a major deep water ocean bottom marine project in Malaysia that was substantially completed in the second quarter of 2015.

Gross Profit.  Gross profit decreased to $1,376, or 4.2% of revenues for the three months ended September 30, 2016 from $13,750, or 23.7% of revenues, for the three months ended September 30, 2015. The decline in gross profit is primarily due to a decrease in active projects mainly in Alaska. The decrease in gross profit as a percentage of revenue for the three months ended September 30, 2016 is primarily attributable to increased customer pricing pressure in South America and underutilization of assets in North America due to the decline in active projects this quarter. Gross profit decreased to $44,176, or 24.5% of revenues, for the nine months ended September 30, 2016 from $50,939, or 24.9% of revenues, for the nine months ended September 30, 2015. Gross profit decreased due to the decrease in active projects while gross profit as a percentage of revenue for the nine months ended September 30, 2016 was comparable to 2015 due to cost control programs and operational improvements.

Adjusted Gross Profit. For the three months ended September 30, 2016, adjusted gross profit decreased to $5,525, or 16.7% of revenues, from $18,224 or 31.5% of revenues, for the three months ended September 30, 2015. The decrease was primarily due to increased pricing pressure in South America. For the nine months ended September 30, 2016, adjusted gross profit decreased to $56,696, or 31.5% of revenues, from $64,607, or 31.6% of revenues, for the nine months ended September 30, 2015. While gross profit decreased due to a decrease in revenues, gross profit as a percentage of revenue was stable due to operational improvement in the execution of our projects.

Selling, General and Administrative Expenses ("SG&A"). For the three months ended September 30, 2016, SG&A expenses decreased by $1,878 to $6,920 or 21.0% of revenue compared to $8,798 or 15.2% of revenue for the three months ended September 30, 2015. For the nine months ended September 30, 2016, SG&A expenses decreased by $5,532 to $20,879 or 11.6% of revenue compared to $26,411 or 12.9% of revenue for the nine months ended September 30, 2015. SG&A expenses in 2016 decreased versus 2015 due to cost reduction initiatives including headcount reductions and cost controls implemented during both periods. SG&A expense includes severance costs from newly implemented headcount reductions incurred in our Peru, Colombia, Canada, Alaska and corporate locations of $290 and $700 for the three and nine months ended September 30, 2016, respectively, and $40 and $1,036 for the three and nine months ended September 30, 2015, respectively, related to the initial workforce reduction program announced last year. SG&A as a percentage of revenue for the three months ended September 30, 2016 increased primarily due to the decline in revenue in the third quarter of 2016.

Other Expense. Other expense increased by $5,985 for the three months ended September 30, 2016, primarily due to the following factors:

•	Costs incurred for the debt restructuring completed in July 2016 of $2,891;

•
Increase in interest expense primarily related to the amortization of loan issuance costs for the Senior Loan Facility, which accounted for $4,266 of the total $7,493 of interest expense incurred during the period in 2016; and

•	Gain on early extinguishment of debt in 2015 not repeated in 2016 of $3,014; partially offset by

•
Favorable changes in foreign currency exposure on principally unrealized foreign currency transactions as a result of the weakening U.S. dollar in 2016 versus a strengthening U.S. dollar in 2015 relative to currencies in Canada and South American countries.

Other expense increased by $2,935 for the nine months ended September 30, 2016, primarily due to the following factors:

•	Costs incurred for the debt restructuring completed in July 2016 of $5,225;

•
Increase in interest expense primarily related to the amortization of loan issuance costs for the Senior Loan Facility, which accounted for $4,269 of the total $15,554 of interest expense incurred during the period in 2016;

•	Gain on early extinguishment of debt in 2015 not repeated in 2016 of $3,014; partially offset by

•
Favorable changes in foreign currency exposure on principally unrealized foreign currency transactions as a result of the weakening U.S. dollar in 2016 versus a strengthening U.S. dollar in 2015 relative to currencies in Canada and South American countries.

Provision for Income Taxes. For the three months ended September 30, 2016, the provision for income taxes was $1,146 representing a (7.1)% effective tax rate compared to the provision for income taxes of $44 for the three months ended September 30, 2015 representing a 19.1% effective tax rate. For the nine months ended September 30, 2016, the provision for income taxes was $4,550 representing a 97.8% effective tax rate compared to the provision for income taxes of $1,534 for the nine months ended September 30, 2015 representing a 17.4% effective tax rate. The increase in the provision for income taxes was primarily due to income from our foreign businesses. The change in our 2016 effective tax rate was primarily due to a change in valuation allowance related to U.S. operating losses from the debt restructuring for which we cannot currently recognize a tax benefit.

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

Net Income (Loss) Attributable to the Corporation. For the three months ended September 30, 2016, net loss attributable to the Corporation was $17,412 compared to a net loss of $109 for the three months ended September 30, 2015.

The increase in net loss for the three months ended September 30, 2016 was primarily due to the following factors:

•	Decreased revenues resulting in a narrowing gross profit margin;

•	Costs incurred for the debt restructuring and related increase in interest expense for amortization of loan issuance costs; and

•	Proportionately higher provision for income taxes; partially offset by

•	Lower SG&A expenses; and

•	Decreased foreign currency losses on primarily unrealized foreign currency transactions.

For the nine months ended September 30, 2016, net loss attributable to the Corporation was $2,917 compared to a net income of $3,158 for the nine months ended September 30, 2015.

The decrease in net income for the nine months ended September 30, 2016 was primarily due to the following factors:

•	Lower gross profit in terms of amount and as a percentage of revenue;

•	Higher interest expense, partially attributable to amortization of loan issuance costs;

•	Higher effective tax rate; and

•	Costs incurred for the debt restructuring; partially offset by

•	Lower SG&A expenses; and

•	Favorable foreign currency exposure on principally unrealized transactions.

Adjusted EBITDA. For the three months ended September 30, 2016, adjusted EBITDA decreased to negative $350 from positive $10,511 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, adjusted EBITDA decreased to $38,302 from $40,839 for the nine months ended September 30, 2015. The decrease was primarily due to decreased revenues and the resulting impacts on our gross profit, in addition to the other factors discussed above.

Liquidity and Capital Resources

Working Capital.   Working capital as of September 30, 2016 was $35,074 compared to $36,826 as of December 31, 2015. The decrease in working capital for the first nine months of 2016 was primarily due to taxes expensed but not yet paid related to projects in South America and borrowings under our Senior Loan Facility. This was partially offset by increased amounts due from customers in South America and the amounts due from one customer in Alaska as discussed in Note 3 as well as costs incurred for the debt restructuring. While we still face challenges collecting on the $92.5 million account receivable owed to us from one customer in Alaska, we have been successful in collecting $2.7 million in the third quarter of 2016 as a part of the monetization of tax credit certificates. We recorded an additional $6.5 million reduction of the accounts receivable balance related to the further monetization of Tax Credits in October 2016. We continue to pursue monetizing the remaining tax credit certificates relating to the account receivable, and the Senior Loan Facility described below provides additional funding up to a maximum amount of $30.0 million. The exchange of our Senior Secured Notes for New Second Lien Notes also provides for payments of interest in kind at our election for the first 12 months. Interest on the New Second Lien Notes recorded as paid in kind for the three months ended September 30, 2016 was $1,473.

Cash Flows and Liquidity.   Cash used in operations for the nine months ended September 30, 2016 was $13,300, compared to cash provided by operations of $15,285 for the nine months ended September 30, 2015, a decrease in cash provided by operations of $28,585. Cash provided by net loss and net cash adjustments to net loss was $18,526 for the nine months ended September 30, 2016 compared to cash provided by net income and net cash adjustments to net income of $23,939 for the nine months ended September 30, 2015. This decrease is primarily driven by the higher provision for income taxes and increased other expenses. Net changes in operating assets and liabilities resulted in cash used of $31,826 for the nine months ended September 30, 2016 compared to cash used of $8,654 for the nine months ended September 30, 2015, primarily due to higher accounts receivable from the customer discussed below and in Note 3.

At September 30, 2016, our largest account receivable from one customer was $92.5 million, representing 81% of total consolidated accounts receivable. This account represents the single largest item affecting our short-term liquidity, other than the general decline in our business due to the downturn in the business of oil and natural gas exploration and production companies. As previously disclosed, our customer was relying on monetization of tax credits under a State of Alaska tax credit program, either from proceeds from the State of Alaska or from third party financing sources, to satisfy the accounts receivable. There remains substantial uncertainty regarding the timing of reimbursement from the State of Alaska and the availability of third party financing to the customer, or us, in order for us to get paid on the accounts receivable.

Due to the customer’s inability to monetize the tax credits, our customer assigned $51.6 million of tax credits on April 22, 2016 and an additional $21.3 million of tax credits on July 27, 2016 so that we can seek to monetize these tax credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. We expect the customer to assign to us the remaining tax credits once the applications for those tax credits have been applied for, which, by statute, cannot be submitted before January 1, 2017. In its review of approximately $30.2 million of tax credit applications during the audit process, we received approximately $24.4 million of tax credits from the State of Alaska during the three-month period ended September 30, 2016. The State of Alaska disallowed approximately $5.8 million of what we believe should otherwise be eligible expenditures. Our customer filed an appeal of this decision on October 18, 2016 and intends to seek a reversal of the disallowed amount. During the three months ended September 30, 2016, we recorded a reduction of the accounts receivable balance of $2.7 million related to the monetization of tax credits. We recorded an additional $6.5 million reduction of the accounts receivable balance related to the further monetization of Tax Credits in October 2016. We still expect additional certificates from the State of Alaska representing approximately $60.5 million to be issued on a rolling basis over the next twelve months.

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

We previously disclosed in our Filings that we were exploring a range of transactions to address our significant cash flow and liquidity difficulties and the longer term need to realign our capital structure with our current business. On June 13, 2016, we entered into a comprehensive restructuring support agreement (the “Restructuring Support Agreement”) with holders (the “Supporting Holders”) of approximately 66% of the par value of our 10% senior secured notes due 2019 (the “Existing Notes” and the holders thereof, the “Existing Holders”), in which the Supporting Holders and we agreed to enter into and implement a proposed comprehensive restructuring of our balance sheet (the “Restructuring”), which was completed in the third quarter of 2016. The Restructuring is discussed further in Note 2.

As part of the Restructuring, we entered into the Senior Loan Facility discussed below, which adds up to $30.0 million in additional liquidity. We also completed a debt for equity exchange involving our Existing Notes, which deferred the cash requirement for the July 2016 interest payment and at our election allows for the payment of interest in kind for interest covering a period of up to 12 months on the exchanged debt, with the deferred and in kind interest payments ultimately due at the maturity of the New Second Lien Notes. As a consequence, we currently believe that our existing cash, cash generated from operations and our sources of working capital, such as our Revolving Credit Facility and Senior Loan Facility, coupled with our reduced need for working capital due to our reductions in expenses will be sufficient for us to meet our anticipated cash needs for at least the 12 months, even if we are not able to monetize significant amounts of our tax credits during that period.

Capital Expenditures.  Cash used in investing activities for the nine months ended September 30, 2016 was $277, compared to $5,332 for the nine months ended September 30, 2015, a decrease in cash used of $5,055. The change in net investing activities was primarily due to the significantly lower capital expenditures for the first nine months of 2016 compared to 2015. The 2015 capital expenditures included the payment of 2014 capital expenditures for our Alaska operations which were funded by the issuance of the Existing Notes in July 2014. However, given the state of the industry and the significant reduction in oil and gas activity, we believe any significant investment in capital expenditures, particularly in large equipment purchases, will not be merited until we see a consistent and sustainable recovery throughout the broader market. Based on current information, we expect our total capital expenditures for 2016 to be under $2.0 million.

Financing. Cash provided by financing activities for the nine months ended September 30, 2016 was $14,332, compared to cash used in financing activities of $4,886 for the nine months ended September 30, 2015, an increase in cash provided of $19,218. The increase in cash provided by financing activities during the nine months ended September 30, 2016 was primarily due to borrowings under our Revolving Credit Facility and borrowings under our new Senior Loan Facility during 2016. These increases were offset by the payment of deferred loan issuance costs, debt discount and a loan facility fee related to the Restructuring discussed below and in Note 2.

Senior Secured Notes. On July 2, 2014, we entered into an indenture under which we issued $150,000 of senior secured notes due July 15, 2019, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. On June 19, 2015, all outstanding senior secured notes were exchanged for an equal amount of new senior secured notes ("Existing Notes"), which are substantially identical in terms to the existing senior secured notes except that the Existing Notes are registered under the Securities Act of 1933, as amended. The Existing Notes bear interest at the annual rate of 10% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. For a complete discussion of the terms and security for the Existing Notes, see Note 5 of the Notes to Consolidated Financial Statements included in our Amended 10-K.

The indenture relating to the Existing Notes contains covenants which include limitations on our ability to:

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
We were in compliance with the indenture covenants as of September 30, 2016.

On August 26, 2015, we entered into a privately-negotiated exchange agreement with certain funds managed by Fidelity Management & Research Company ("Holders") to exchange $10,000 principal amount of Existing Notes ("Exchanged Notes") for 2,366,307 shares of our common stock ("Exchanged Stock"), unadjusted for our recent reverse-stock split, as determined using a 30-day volume weighted average share price as of August 26, 2015. In connection with the exchange, we paid all accrued unpaid interest on the Exchanged Notes to the Holders in cash, and the Exchanged Notes were cancelled. The Exchanged Stock was valued at $6,602 based on the $2.79 average share price on August 27, 2015, the closing date of the exchange. The exchange resulted in a gain on early extinguishment of debt of $3,014 in the three and nine months ended September 30, 2015, consisting of the difference between the principal amount of the Exchanged Notes less the fair value of the Exchanged Stock, reduced by the Exchanged Notes pro rata portion of the Notes unamortized deferred loan issuance costs on the closing date of $343 and legal fees of $41.

Exchange of Existing Notes for New Second Lien Notes. As discussed in Note 2, we commenced an offer on June 24, 2016 to exchange each $1 of the Existing Notes for (i) $0.50 of newly issued 10% Senior Secured Second Lien Notes due 2019 ("New Second Lien Notes") and (ii) 46.41 shares of the newly issued common stock (giving effect to a 135-for-1 reverse stock split that was effected in connection with closing of the exchange offer). The exchange offer closed on July 27, 2016 (the "Closing Date"). On the Closing Date, a total of $138,128 face value of the Existing Notes were exchanged for (i) $76,523 New Second Lien Notes, including $7,459 New Second Lien Notes representing accrued and unpaid interest and (ii) 6,410,502 shares of our common stock.

The exchange was accounted for as a modification during the three-month period ending September 30, 2016. The New Second Lien Notes were recorded at the net carrying value of the Existing Notes exchanged of $134,522, less the fair value of our common stock issued to participating noteholders of $65,003, plus the accrued and unpaid interest of $7,459 included in the exchange. The resulting $455 excess of carrying value over face value of the New Second Lien Notes is being amortized over the term of the New Second Lien Notes. The fair value of the common stock was determined using the probability-weighted expected return method based on a combination of the income and market approaches and a mergers and acquisition scenario. Costs incurred by the participating noteholders during the exchange of $345 were recognized as debt discount and are being amortized over the term of the New Second Lien Notes.

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

•
Interest on the New Second Lien Notes is payable quarterly. We may elect to pay interest on the New Second Lien Notes in kind with additional New Second Lien Notes for the first twelve months of interest payment dates following the Closing Date, provided that, if we make this election, the interest on the New Second Lien Notes for such in kind payments will accrue at a per annum rate 1% percent higher than the cash interest rate of 10%. We elected to pay interest due as of September 30, 2016 of $1,473 in kind.

•
The New Second Lien Notes have a special redemption right at par of up to $35 million of the issuance to be paid out of the proceeds of the Alaska tax credit certificates and is conditioned upon payment in full of the Revolving Credit Facility and the Senior Loan Facility.

•
The New Second Lien Notes include a make-whole provision requiring that if the New Second Lien Notes are accelerated or otherwise become due and payable prior to their stated maturity due to an Event of Default (including but not limited to our bankruptcy or liquidation (including the acceleration of claims by operation of law)), then the applicable premium payable with respect to an optional redemption will also be immediately due and payable, along with the principal of, accrued and unpaid interest on, the New Second Lien Notes and constitutes part of the obligations in respect thereof as if such acceleration were an optional redemption of the New Second Lien Notes, in view of the impracticability and extreme difficulty of ascertaining actual damages and by mutual agreement of the parties as to a reasonable calculation of each holder’s lost profits as a result thereof.

Revolving Credit Facility. On November 6, 2014, SAExploration, Inc., SAExploration Holdings, Inc., and our other domestic subsidiaries (collectively, "we" or "our") and Wells Fargo Bank, National Association (“Lender”) entered into a Credit Agreement providing for a $20,000 revolving credit facility ("Revolving Credit Facility"). The Revolving Credit Facility is secured by our U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the credit agreement. The proceeds of the Revolving Credit Facility are primarily used to fund our working capital needs for operations and for general corporate purposes. As of September 30, 2016 and December 31, 2015, borrowings of $11,627 and $7,899, respectively, were outstanding under the Revolving Credit Facility.

Borrowings made under the Revolving Credit Facility bear interest, payable monthly, at a rate of daily three month LIBOR plus 3% (3.85% at September 30, 2016 and 3.61% at December 31, 2015). The Revolving Credit Facility has a maturity date of November 6, 2017, unless terminated earlier. We may request, and the Lender may grant, an increase to the maximum amount available under the Revolving Credit Facility in minimum increments of $1,000 not to exceed an additional $10,000 in the aggregate, so long as certain conditions as described in the credit agreement are met.

The credit agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Revolving Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of September 30, 2016 and December 31, 2015, letters of credit totaling $1,300 and $100, respectively, were outstanding under the sub-facility. For a complete discussion of the terms and security for the Revolving Credit Facility, see Note 5 of the Notes to Consolidated Financial Statements included in our Amended 10-K.

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

The credit agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. We were in compliance with the credit agreement covenants as of September 30, 2016.

In connection with the Restructuring discussed in Note 2, we entered into an amendment with the Lender to the Revolving Credit Facility on June 29, 2016, to permit the entry into and borrowings under the new Senior Loan Facility, the issuance of the New Second Lien Notes, the entry into an amended and restated intercreditor agreement, the amendments to the existing security agreement and any necessary amendments to the collateral agreements relating to the Existing Notes and consented to and waived any and all defaults or events of default resulting directly from the Restructuring. We paid $24 and $54 in fees in connection with the execution of the amendment, which was charged to selling, general and administrative expenses in the three and nine periods ended September 30, 2016, respectively.

Senior Loan Facility. On June 29, 2016, we, as borrower, and each of our domestic subsidiaries, as guarantors (the “Guarantors”), entered into the Senior Loan Facility with the Supporting Holders of the Existing Notes. In addition to the Supporting Holders, certain holders of the Existing Notes subsequently elected to participate as lenders in the Senior Loan Facility based on their proportionate ownership of the Existing Notes. The Senior Loan Facility provides funding up to a maximum amount of $30,000. A draw of $5,600 was made on June 29, 2016, followed by a second draw in the amount of $9,395 on July 27, 2016, for a total of $14,995 outstanding of the $15,000 available as of September 30, 2016. Under the terms of the Senior Loan Facility, the remaining $15,000 becomes available for borrowing based upon our receipt of Alaska tax credit certificates of not less than $25,000. On October 24, 2016, the lenders amended the Senior Loan Facility to waive the Alaska tax credit certificate requirement, thereby allowing us to immediately access the remaining $15,000 availability. Under the terms of the Senior Loan Facility, the remaining availability can be borrowed on up to three separate dates.

Borrowings under the Senior Loan Facility bear interest at a rate of 10% per year, payable monthly. The Senior Loan Facility has a maturity date of January 2, 2018, unless terminated earlier. In connection with the borrowing, deferred loan issuance costs totaling $29,091 and $30,051 were recorded in the three and nine months ended September 30, 2016, respectively, which were recorded as a deferred loan issuance cost on the balance sheet. The deferred loan issuance costs recorded in the nine months ended September 30, 2016 consisted of a $600 facility fee, $1,026 in legal and investment banking costs, and $28,425 for the fair value of 2,803,302 shares of our common stock issued to the lenders on July 27, 2016. The fair value of the common stock was determined using the probability-weighted expected return method based on a combination of the income and market approaches and a mergers and acquisition scenario. The deferred loan issuance costs are being amortized on a straight line basis over the term of the Senior Loan Facility.

The Senior Loan Facility is secured by substantially all of the collateral securing the obligations under (i) Revolving Credit Facility and (ii) the Existing Notes, respectively, including the receivable due us as discussed in Note 3. This security interest is junior to the security interest in such collateral securing the obligations under the Revolving Credit Facility and senior to the security interests in such collateral securing the obligations under the New Second Lien Notes and the Existing Notes.

The Senior Loan Facility contains negative covenants that restrict our and the Guarantors’ ability to incur indebtedness, create or incur liens, enter into fundamental changes to our corporate structure or to the nature of our business, dispose of assets, permit a change in control to occur, make certain prepayments, other payments and distributions, make certain investments, enter into affiliate transactions or make certain distributions, and maintain and deliver certain financial reports, projections, records and other items. The Senior Loan Facility also contains customary representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Senior Loan Facility agent and the lenders, and customary events of default.

Supplemental Indenture for Existing Notes. On June 29, 2016, we, the guarantors party thereto (the “Existing Notes Guarantors”) and Wilmington Savings Fund Society, FSB (successor to U.S. Bank National Association), as trustee for the Existing Notes (the “Existing Trustee”), entered into a first supplemental indenture (the “Supplemental Indenture”) to the indenture governing the Existing Notes (the “Existing Indenture”). The Supplemental Indenture modified the Existing Indenture to, among other things, permit the incurrence of additional secured indebtedness pursuant to the Senior Loan Facility and the issuance of the New Second Lien Notes in the exchange offer. The Supplemental Indenture includes additional changes necessary to give effect to the Restructuring and directs the Existing Trustee, in its capacity as noteholder collateral agent for the Existing Notes, to enter into the Amended and Restated Intercreditor Agreement and the amendment to the Existing Security Agreement, each as described below, on behalf of holders of the Existing Notes. The material terms of the Existing Indenture, other than the amendments summarized above, remain substantially as set forth in the Existing Indenture.

Amended and Restated Intercreditor Agreement. On June 29, 2016, Wells Fargo, in its capacity as lender and collateral agent under the Revolving Credit Facility, Wilmington Savings Fund Society, FSB (successor to U.S. Bank National Association), in its capacity as trustee and collateral agent for the Existing Notes, and Delaware Trust Corporation, in its capacity as administrative agent and collateral agent for the Senior Loan Facility, amended and restated the Intercreditor Agreement, dated as of November 6, 2014, by and between Wells Fargo and Wilmington Savings Fund Society, FSB (as successor to U.S. Bank National Association) (the “Existing Intercreditor Agreement” and as amended and restated, the “Amended and Restated Intercreditor Agreement”), to govern the relationship of the holders of the Existing Notes, the holders of New Second Lien Notes, and the lenders under our Revolving Credit Facility and Senior Loan Facility, with respect to the collateral and certain other matters. The Amended and Restated Intercreditor Agreement, among other things, modifies the terms of the Existing Intercreditor Agreement to (i) establish the relative priorities, rights, obligations and remedies with respect to the collateral among the holders of the Existing Notes, the holders of the New Second Lien Notes, the lenders under the Revolving Credit Facility, the lenders under the Senior Loan Facility, and the holders of future debt that is permitted to share the security interests currently held by them and the collateral agents of the foregoing (collectively, the “Secured Parties”); and (ii) modify the terms of the Existing Intercreditor Agreement so that the holders of obligations under the Senior Loan Facility and the New Second Lien Notes share the security interests currently held by the Trustee on behalf of the Existing Holders and Wells Fargo as the lender under the Revolving Credit Facility as follows:

•	the obligations under the Revolving Credit Facility are secured by all of the existing collateral on a senior first lien priority basis;

•	the obligations under the Senior Loan Facility are secured by all of the existing collateral on a junior first lien priority basis;

•	the obligations under the New Second Lien Notes are secured by substantially all of the existing collateral on a second lien priority basis; and

•	the obligations under the Existing Notes are secured by substantially all of the existing collateral on a third lien priority basis.

In addition, the Amended and Restated Intercreditor Agreement provides that, following a triggering event, as among the Secured Parties, the Senior Representative has the right (subject to a purchase option by the other Secured Parties) to, or the right to direct any other collateral agent to, adjust or settle insurance policies or claims in the event of any loss thereunder relating to insurance proceeds with respect to collateral, to approve any award granted in any condemnation or similar proceeding affecting such insurance proceeds and to enforce rights, exercise remedies and discretionary rights and powers with respect to collateral; and similarly, the Secured Parties agreed that if we or any guarantor becomes subject to a case under the U.S. Bankruptcy Code, the Secured Parties will only be permitted to object to a debtor-in-possession financing or the use of cash collateral if the Secured Parties for which the Senior Representative is the collateral agent also object. The “Senior Representative” under the Amended and Restated Intercreditor Agreement will be Wells Fargo as the Revolving Credit Facility agent, until the obligations under the Revolving Credit Facility have been discharged in full, after which the Senior Loan Facility agent will be the Senior Representative; and once the Revolving Credit Facility agent and the Senior Loan Facility agent each cease to be the Senior Representative and the obligations under each of the Revolving Credit Facility and New Senior Loan Facility have been discharged in full, the Senior Representative will be Wilmington Savings Fund Society, FSB, as the New Noteholder Collateral agent. The material terms of the Amended and Restated Intercreditor Agreement, other than those summarized above, remain substantially as set forth in the Existing Intercreditor Agreement, except that the Noteholder Collateral agent will no longer have a first-priority security interest in the “Noteholder Priority Collateral” (as such term is defined in the Existing Intercreditor Agreement).

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

Total Indebtedness. As of July 27, 2016, the closing date of the Restructuring, we had $105.2 million face value of total debt outstanding. This is a reduction of $55.1 million face value of total debt outstanding compared to indebtedness outstanding as of June 30, 2016.

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

Use of EBITDA and Adjusted Gross Profit (Non-GAAP measures) as Performance Measures

EBITDA

We use an adjusted form of EBITDA to measure period over period performance, which is not derived in accordance with GAAP. Adjusted EBITDA is defined as net income (loss) plus interest expense, less interest income, plus income taxes, plus depreciation and amortization, plus nonrecurring major expenses outside of operations, plus nonrecurring one-time expenses, plus costs incurred on debt restructuring, plus share-based compensation and plus foreign exchange (gain) or loss, less gain on early extinguishment of debt. Our management uses adjusted EBITDA as a supplemental financial measure to assess:

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

The computation of our adjusted EBITDA (a non-GAAP measure) from net income (loss), the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(17,397)	$186	$104	$7,286
Depreciation and amortization (1)	4,271	4,609	12,909	14,107
Interest expense, net	7,493	4,380	15,554	13,057
Provision for income taxes	1,146	44	4,550	1,534
Share-based compensation expense (2)	273	668	616	675
Costs incurred on debt restructuring (3)	2,891	—	5,225	—
Gain on early extinguishment of debt (4)	—	(3,014)	—	(3,014)
Foreign exchange (gain) loss, net (5)	322	3,501	(2,116)	5,432
Nonrecurring expense (6)(7)	651	137	1,460	1,762
Adjusted EBITDA	$(350)	$10,511	$38,302	$40,839

(1)Depreciation and amortization expense was charged to the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of services	$4,149	$4,474	$12,520	$13,668
Selling, general and administrative expenses	122	135	389	439
Total depreciation and amortization	$4,271	$4,609	$12,909	$14,107

(2)
Share-based compensation primarily relates to the non-cash value of stock options and restricted stock awards granted to our employees. We did not previously adjust for share-based compensation as it was not a significant component of our overall compensation until the adoption of the 2016 Long Term Incentive Plan further described in Note 11. We have adjusted the results for prior periods for comparability purposes.

(3)	Costs were incurred during the second and third quarters of 2016 on the restructuring of debt which was completed in July 2016.

(4)
The privately-negotiated agreement dated August 26, 2015 with certain funds managed by Fidelity Management & Research Company to exchange $10,000 principal amount of Notes for 2,366,307 shares of our common stock, unadjusted for our recent reverse-stock split, resulted in a gain on early extinguishment of debt of $3,014 in the three and nine months ended September 30, 2015. The gain consisted of the difference between the principal amount of the Exchanged Notes less the fair value of the Exchanged Stock, reduced by the Exchanged Notes pro rata portion of the Notes unamortized deferred loan issuance costs on the closing date of $343 and legal fees of $41.

(5)	Foreign exchange (gain) loss, net includes the effect of both realized and unrealized foreign exchange transactions.

(6)
Nonrecurring expenses in 2016 primarily consist of severance payments incurred in our Peru, Colombia, Canada, and Alaska locations, payments related to tax services provided in connection with our Restructuring and various non-operating expenses incurred at the corporate and Peru locations.

(7)	Nonrecurring expenses in 2015 primarily consist of severance payments incurred in our Peru, Colombia, Canada, Alaska and corporate locations.

Adjusted Gross Profit

We use an adjusted form of gross profit to measure period over period performance, which is not derived in accordance with GAAP. Adjusted gross profit is defined as gross profit plus depreciation and amortization expense related to the cost of services. Our management uses adjusted gross profit as a substantial financial measure to assess the cost management and performance of our projects. Within the seismic data services industry, companies present gross profit both with and without depreciation and amortization expense on equipment used in operations, and therefore we also use this measure to assess our performance over time in relation to other companies that own similar assets and calculate gross profit in the same manner.

The computation of our adjusted gross profit (a non-GAAP measure) from gross profit, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
Gross profit as presented	$1,376	4.2%	$13,750	23.7%	$44,176	24.5%	$50,939	24.9%
Depreciation and amortization expense included in cost of services(1)	4,149	12.5%	4,474	7.8%	12,520	7.0%	13,668	6.7%
Adjusted gross profit	$5,525	16.7%	$18,224	31.5%	$56,696	31.5%	$64,607	31.6%

(1) Depreciation and amortization expense included in cost of services includes depreciation and amortization on equipment used in operations.

The terms EBITDA, adjusted EBITDA and adjusted gross profit are not defined under GAAP, and we acknowledge that these are not measures of operating income, operating performance or liquidity presented in accordance with GAAP. When assessing our operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net income, gross profit, cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our calculation of adjusted EBITDA and adjusted gross profit may not be comparable to EBITDA or adjusted gross profit or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA or adjusted gross profit in the same manner. Further, the results presented by adjusted EBITDA and adjusted gross profit cannot be achieved without incurring the costs that the measures exclude.

Critical Accounting Policies

For a discussion of critical accounting policies see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Amended 10-K. There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position, except as discussed in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements under the captions Recently Issued Accounting Pronouncements - "Statement of Cash Flows", "Debt Issuance Costs" and "Share-Based Compensation".

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our projects are performed on both a turnkey basis where a defined amount and scope of work is provided by us for a fixed price and additional work, which is subject to customer approval, is billed separately, and is performed on a term basis where work is provided by us for a fixed hourly, daily or monthly fee. The relative mix of turnkey and term agreements, as related to our projects, can vary widely from time to time. The revenue, cost and gross profit realized on a turnkey contract can vary from our estimated amount because of changes in job conditions, variations in labor and equipment productivity from the original estimates, and the performance of subcontractors. In addition, if conditions exist on a particular project that were not anticipated in the customer contract such as excessive weather delays, community issues, governmental issues or equipment failure, then the revenue timing and amount from a project can be affected substantially. Turnkey contracts may also cause us to bear substantially all of the risks of business interruption caused by weather delays and other hazards. Those variations, delays and risks inherent in billing customers at a fixed price may result in us experiencing reduced profitability or losses on projects.

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

The State of Alaska offers two types of exploration tax credits (“Tax Credits”), which certain of our Alaskan customers receive in connection with the acquisition of seismic data that we generate. These customers may utilize cash received from the State of Alaska for the Tax Credits or, more typically, from the proceeds of a third party loan secured by the Tax Credits to pay accounts receivable due to us. As a result, we have, from time to time, accounts receivable due from Alaskan customers where the timing and amount of payment to us may be dependent upon when the Tax Credits can be monetized. In connection with the above, our Alaskan customers manage the Tax Credit process, which includes filing an application, undergoing an audit and receiving a Tax Credit certificate for the permitted amount. However, the ultimate disposition and timing of the process of the issuance of a Tax Credit certificate by the State of Alaska is outside our control. Historically, applicants have been able to quickly monetize Tax Credits before the issuance of the Tax Credit certificates and remit prompt payment to us by securing a loan from a financial institution secured by the Tax Credits. However, we believe, based on publicly available information, that the State of Alaska’s existing budget deficit, delays in the State of Alaska paying on Tax Credits compared to historical timing, a veto by the governor of Alaska over the line item in the budget to pay Tax Credits in the fiscal 2017 budget and speculation regarding possible legislation that may amend the current Tax Credit program have produced substantial uncertainty about the timing of reimbursement from the State of Alaska for Tax Credits. As a consequence of this uncertainty, we believe that many, if not all, third-party financial institutions have suspended lending against Tax Credits prior to issuance of a Tax Credit certificate. In turn, our Alaskan customers’ ability to monetize these Tax Credits in a timely manner has also been materially and adversely affected.

In particular, at September 30, 2016, we had an account receivable of approximately $92.5 million due to us from one customer, making this currently our largest account receivable and the single largest item affecting our short-term liquidity, other than the general decline in our business due to the downturn in the business of oil and natural gas exploration and production companies. This customer relies upon Tax Credits to fund projects performed by us. Although this customer had previously notified us that it was working on several possible monetization solutions, it informed us that it was unsuccessful in monetizing its Tax Credits and that it was highly unlikely that it would be able to pay us the account receivable on a timely basis. As a result, our customer has assigned $72.9 million of Tax Credits related to completed programs to us so that we can seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. We expect the customer to assign to us the remaining Tax Credits once the applications for those Tax Credits have been applied for, which, by statute, cannot be submitted before January 1, 2017. Based on the expected timing to monetize the Tax Credits, we have reclassified certain of our receivables, net to accounts receivable, net, noncurrent and may need to reclassify additional accounts receivable in the future.

In its review of approximately $30.2 million of Tax Credit applications during the audit process, we received approximately $24.4 million of Tax Credits from the State of Alaska during the three-month period ended September 30, 2016. The State of Alaska disallowed approximately $5.8 million of otherwise eligible expenditures. Our customer filed an appeal of this decision on October 18, 2016 and intends to seek a reversal of the disallowed amount. During the three months ended September 30, 2016, we recorded a reduction of our accounts receivable balance of $2.7 million related to the monetization of Tax Credits. We recorded an additional $6.5 million reduction of the accounts receivable balance related to the further monetization of Tax Credits in October 2016. We will expect certificates representing approximately $60.5 million to be issued on a rolling basis over the next twelve months.

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

We derive our revenues from a concentrated customer base in the international oil and natural gas industry. Although we historically have not been dependent on any one customer, as of September 30, 2016, we had an account receivable from one customer of approximately $92.5 million, which represents our largest account receivable and the single largest item affecting our short-term liquidity. Our largest customers can and typically do change from year to year and our largest customers in any one year may not be indicative of our largest customers in the future. If any of our customers were to terminate their contract with us on a large project or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties, as a result of concerns over our current cash flow and liquidity difficulties or for any other reason, and we were not able to replace their business with business from other customers, our business, financial condition and results of operations could be materially and adversely affected.

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

Our operations outside of North America accounted for a large portion of our consolidated income. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, and especially those operating in emerging markets. As we continue to increase our presence in those countries, our operations will continue to encounter the following risks, among others:

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

We may be prevented from taking advantage of business opportunities that arise if we fail to meet certain financial ratios or because of the limitations imposed on us by the restrictive covenants under these agreements. In addition, the restrictions contained in our debt agreements may also limit our ability to plan for or react to market conditions or meet capital needs, or may otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may incur other debt obligations that might subject us to additional and different restrictive covenants that could also adversely affect our financial and operational flexibility. In the event that we default under any of these financial or other covenants, we would be required to seek waivers or amendments to the applicable agreements or to refinance the applicable indebtedness, and we cannot assure you that we would be able to do so on terms we deem acceptable, or at all. Failure to comply with applicable covenants would constitute a default under the applicable debt instrument and would generally allow the applicable lenders or other debt holders to demand immediate repayment of all indebtedness outstanding thereunder and, in the case of secured indebtedness and subject to the intercreditor agreement, if applicable, to seize and sell the collateral and to apply the proceeds from those sales to satisfy such indebtedness, any of which could have a material adverse impact on our results of operations and financial condition. These events would likely in turn trigger cross-acceleration and cross-default rights under other debt, which would allow the applicable lenders or other debt holders to exercise similar rights and remedies. If the amounts outstanding under any of our debt agreements were to be accelerated or if the applicable lenders or other debt holders were to foreclose upon the collateral securing any such indebtedness, we cannot assure you that our assets would be sufficient to repay the money owed to our lenders. We have in the past failed to comply with financial and other covenants in debt and have therefore been required to obtain waivers and amendments from prior lenders, and there can be no assurance that we will not experience similar defaults in the future or that waivers or amendments will be obtained.

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

The market price of our common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our common stock may be affected by, numerous factors, many of which are beyond our control. These factors include, among other things, our reverse stock split, our new capital structure as a result of our Restructuring, our limited trading history subsequent to our Restructuring, our historically limited trading volume, the concentration of holdings of our common stock, actual or anticipated variations in our operating results and cash flow, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those that are described elsewhere in our Risk Factors. While initially there has been significant trading in our common stock after our Restructuring as the market adjusts to our recapitalization and reverse stock split, no assurance can be given that an active market will develop for our common stock or as to the liquidity of the trading market for our common stock. Long term holders of our common stock may experience difficulty in reselling, or an inability to sell, their shares. In addition, if an active trading market does not develop or is not maintained, significant sales of our common stock, or the expectation of these sales, could materially and adversely affect the market price of our common stock.

The composition of our board changed significantly.

Under the Restructuring, the composition of our board changed significantly. Our board will now be made up of seven directors, of which four will not have previously served on our board. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on our board and, thus, may have different views on the issues that will determine our future. There is no guarantee that the new board will pursue, or will pursue in the same manner, our current strategic plans. As a result, the future strategy and plans may differ materially from those of the past.

There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.

Funds associated with Whitebox Advisors LLC ("Whitebox") and BlueMountain Capital Management, LLC ("BlueMountain")currently own a majority of our outstanding common stock and each is a lender under the terms of our New Second Lien Notes and Senior Loan Facility. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. Furthermore, the Restructuring Support Agreement with Whitebox, BlueMountain and the other noteholders that entered into the Restructuring Support Agreement provides for certain continuing nomination rights related to six of our board member positions, subject to certain conditions on share ownership. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with a significant concentration of stockholders.

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

We are not currently in compliance with the audit committee independent director requirement of the Nasdaq Global Market. If our common stock is delisted, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.

Our common stock is currently listed on the Nasdaq Global Market (“Nasdaq”). Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. Previously we had been in violation of the minimum market value of our publicly-held shares listing requirement and the minimum bid price listing requirement. As a result of our Restructuring, we have regained compliance with these requirements. On July 27, 2016, we notified Nasdaq that we were not in compliance with Nasdaq Listing Rule 5605(c)(2)(A) requiring that we have an audit committee of at least three members that meet the independence requirements set forth in that Rule because we only have two independent directors on our new board that currently satisfy that requirement (the “Audit Committee Notice”) and we continue to not be in compliance. We intend to add another director to our board who satisfies the independence requirement within the 180 day cure period. At this time, however, there can be no assurance that we will be able to regain and maintain compliance with this Nasdaq listing requirement.

The giving of the Audit Committee Notice does not impact our listing on Nasdaq at this time, and our common stock will continue to trade on the Nasdaq Global Market under the symbol “SAEX.” The deficiency also does not impact our obligation to file periodic reports and other reports with the Securities and Exchange Commission under applicable federal securities laws.

If we do not regain compliance with Nasdaq Listing Rule 5605(c)(2)(A) by January 23, 2017, subject to extensions under certain circumstances, the Nasdaq staff may issue a notice that our securities are subject to delisting. If such a notice were issued, we would then have the right to appeal the decision to a Nasdaq Listing Qualifications Panel.

If our common stock were to be delisted from Nasdaq, and we are not able to apply to transfer our common stock to another Nasdaq market, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading would likely reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. If our common stock is delisted from Nasdaq and the trading price falls below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock. As a result, the ability of our stockholders to resell their shares of common stock, and the price at which they could sell their shares, could be adversely affected. The delisting of our stock from Nasdaq would also make it more difficult for us to raise additional capital.

Item 6. Exhibits
Exhibits

See the Exhibit Index attached hereto and incorporated herein by reference for a list of the exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAExploration Holdings, Inc.

By:	/s/ Brent Whiteley
Brent Whiteley
Chief Financial Officer, General
Counsel and Secretary (Duly
Authorized Officer and Principal
Financial Officer)

Date: November 4, 2016

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date

2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the Registrant., Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Registrant, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	May 28, 2013

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	June 28, 2013

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of SAExploration Holdings, Inc.	By Reference	8-K	August 1, 2016

3.3	Third Amended and Restated Certification of Incorporation.	By Reference	8-K/A	September 9, 2016

3.4	Second Amended and Restated Bylaws.	By Reference	8-K	August 1, 2016

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Indenture, dated July 2, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and noteholder collateral agent.	By Reference	8-K	July 9, 2014

4.3	10.000% Senior Secured Notes due 2019 dated June 19, 2015.	By Reference	10-Q	August 7, 2015

4.4	Notation of Guarantee executed June 19, 2015, among the Company, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC, and NES, LLC.	By Reference	10-Q	August 7, 2015

4.5
First Supplemental Indenture, dated as of June 29, 2016, among SAExploration Holdings, Inc., the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent.
		By Reference	8-K	July 1, 2016

4.6	Indenture, dated July 27, 2016, by and among the Company, the guarantors named therein and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent.	By Reference	8-K	August 1, 2016

4.7	Form of 10.000% Senior Secured Second Lien Notes due 2019 (included in Exhibit 4.6).	By Reference	8-K	August 1, 2016

Exhibit No.	Description	Included	Form	Filing Date

4.8	Notation of Guarantee executed July 27, 2016, among SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC.	By Reference	8-K	August 1, 2016

4.9
Additional Indebtedness Joinder and Designation, dated as of July 27, 2016, by and among Wells Fargo Bank, National Association, as ABL Agent, Wilmington Savings Fund Society, FSB, as Existing Noteholder Agent, Delaware Trust Company, as Term Agent, and Wilmington Savings Fund Society, FSB, as Additional
Noteholder Agent.
		By Reference	8-K	August 1, 2016

4.10	Warrant Agreement, dated as of July 27, 2016 between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent.	By Reference	8-K	August 1, 2016

4.11	Form of Series A Warrant (included in Exhibit 4.10).	By Reference	8-K	August 1, 2016

4.12	Form of Series B Warrant (included in Exhibit 4.10).	By Reference	8-K	August 1, 2016

4.13	Registration Rights Agreement, dated June 24, 2013, by and between the Registrant and CLCH, LLC.	By Reference	8-K	June 28, 2013

4.14	Registration Rights Agreement, dated July 27, 2016, by and between the Company and the holders named therein.	By Reference	8-K	August 1, 2016

4.15	First Amendment dated as of August 25, 2016 to Registration Rights Agreement dated July 27, 2016, between the Company and the holders named therein.	By Reference	8-K	August 25, 2016

10.1	Restructuring Support Agreement, dated as of June 13, 2016, among SAExploration Holdings, Inc., the members of management identified therein and the supporting holders identified therein.	By Reference	8-K	June 13, 2016

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
		By Reference	8-K	July 1, 2016

10.6	Security Agreement, dated July 27, 2016, by and among the Company, the guarantors named therein and Wilmington Savings Fund Society, FSB, as noteholder collateral agent.	By Reference	8-K	August 1, 2016

10.7	First Amendment dated as of October 24, 2016 to Term Loan and Security Agreement, dated as of June 29, 2016.	By Reference	8-K	October 27, 2016

10.8	Form of Director and Officer Indemnification Agreement.	By Reference	8-K	August 1, 2016

10.9	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Company and Jeff Hastings.	By Reference (*)	8-K	August 9, 2016

10.10	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Company and Brian Beatty.	By Reference (*)	8-K	August 9, 2016

10.11	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Company and Brent Whiteley.	By Reference (*)	8-K	August 9, 2016

10.12	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Company and Mike Scott.	By Reference (*)	8-K	August 9, 2016

10.13	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Company and Darin Silvernagle.	By Reference (*)	8-K	August 9, 2016

Exhibit No.	Description	Included	Form	Filing Date
10.14	Executive Employment Agreement, dated August 3, 2016, by and between the Company and Ryan Abney.	By Reference (*)	8-K	August 9, 2016

10.15	Form of SAExploration Holdings, Inc. 2016 Long-Term Incentive Plan, adopted by the Board of Directors on August 3, 2016.	By Reference (*)	8-K	August 9, 2016

10.16	Form of Notice of Stock Option Award—MIP Options and Form of Stock Option Award Agreement—MIP Options (included in Exhibit 10.15).	By Reference (*)	8-K	August 9, 2016

10.17	Form of Notice of Stock Units Award—MIP Stock Units and Form of Stock Units Award Agreement—MIP Stock Units (included in Exhibit 10.15).	By Reference (*)	8-K	August 9, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2016, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.
Herewith
_____________________________________________
(*) Denotes compensation arrangement.