Form 10-K
period 2016-12-31
SAExploration Holdings, Inc.
filed 2017-03-15
CIK 1514732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter was $1,448,601, calculated by reference to the closing price of $16.53 for the registrant’s common stock on The Nasdaq Global Market on that date.
Number of shares of Common Stock, $0.0001 par value, outstanding as of March 8, 2017: 9,358,529
 DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 2017 Annual Meeting of Stockholders -- Referenced in Part III of this Report

i

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

•	changes in the Alaska oil and natural gas exploration tax credit system that may significantly affect the level of Alaskan exploration spending;

•	fluctuations in the levels of exploration and development activity in the oil and gas industry;

•	intense industry competition;

•	limited number of customers;

•	credit and delayed payment risks related to our customers;

•	the availability of liquidity and capital resources, including our limited ability to make capital expenditures and the potential impact this has on our business and competitiveness;

•	need to manage rapid growth and contraction of our business;

•	delays, reductions or cancellations of service contracts;

•	operational disruptions due to seasonality, weather and other external factors;

•	crew availability and productivity;

•	whether we enter into turnkey or term contracts;

•	high fixed costs of operations;

•	substantial international business exposing us to currency fluctuations and global factors, including economic, political and military uncertainties;

•	ability to retain key executives; and

•	need to comply with diverse and complex laws and regulations.
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

PART I

ITEM 1. Business.

Overview

SAExploration Holdings, Inc. and its Subsidiaries (collectively, the “Corporation”, "we", or "our") is an internationally-focused oilfield services company offering a full range of vertically-integrated seismic data acquisition and logistical support services in Alaska, Canada, South America, West Africa and Southeast Asia to our customers in the oil and natural gas industry. In addition to the acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data on land, in transition zones between land and water, and offshore in depths reaching 3,000 meters, we offer a full-suite of logistical support and in-field data processing services. We operate crews around the world that are supported by over 27,500 owned land and marine channels of seismic data acquisition equipment and other leased equipment as needed to complete particular projects. Seismic data is used by our customers, including major integrated oil companies, national oil companies and independent oil and gas exploration and production companies, to identify and analyze drilling prospects and maximize successful drilling. The results of the seismic surveys we conduct belong to our customers and are proprietary in nature; we do not acquire data for our own account or for future sale or maintain multi-client data libraries.

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

Recent Developments

During 2016 we explored a range of transactions to address our significant cash flow and liquidity difficulties and the longer term need to realign our capital structure with our current business. On June 13, 2016, we entered into a comprehensive restructuring support agreement (the “Restructuring Support Agreement”) with holders (the “Supporting Holders”) of approximately 66% of the par value of our 10% senior secured notes due 2019 (the “Senior Secured Notes” and the holders thereof, the “Existing Holders”), in which the Supporting Holders and we agreed to enter into and implement a proposed comprehensive restructuring of our balance sheet (the “Restructuring”), which was completed in the third quarter of 2016. The Restructuring is discussed further in Note 2 to our Consolidated Financial Statements.

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
The surveying and drilling crews are usually employed by us but may be third party contractors depending on the nature of the project and its location. Generally, the choice of whether to subcontract out services depends on the expertise available in a certain region and whether that expertise is more efficiently obtained through subcontractors or by using our own labor force. For the most part, services are subcontracted within Alaska and Canada and our personnel are used in other regions where we operate. When subcontractors are used, we manage them and require that they comply with our work policies and QHSE objectives.
In Alaska and Canada, the surveying and drilling crews are typically provided by third party contractors but are supervised by our personnel. In Alaska and Canada, our vibroseis source units consist of the latest source technology, including eight AHV IV 364 Commander Vibrators and twelve environmentally friendly IVI mini vibrators, complete with the latest Pelton DR electronics. In South America and Southeast Asia, we perform our own surveying and drilling, which is supported by up to 200 drilling units, including people-portable, low impact self-propelled walk behind, track-driven and heli-portable deployed drilling rigs. Our senior drilling staff has a combined work experience of over 50 years in some of the most challenging environments in the world. On most programs there are multiple survey and drilling crews that work at a coordinated pace to remain ahead of the data recording crews.

Recording. We use equipment capable of collecting 2D, 3D, time-lapse 4D and multi-component seismic data. We utilize vibrator energy sources or explosives depending on the nature of the program and measure the reflected signals with strategically placed sensors. Onshore, geophones are manually buried, or partially buried, to ensure good coupling with the surface and to reduce wind noise. Offshore, the reflected signals are recorded by either hydrophones towed behind a survey vessel or by geophones placed directly on the seabed. We increasingly employ ocean bottom nodes positioned by remote operated vehicles on the seafloor in our marine data acquisition operations. We have available over 27,500 owned land and marine seismic recording channels with the ability to access additional equipment, as needed, through rental or long-term leasing sources. All of our systems record equivalent seismic information but vary in the manner by which seismic data is transferred to the central recording unit, as well as their operational flexibility and channel count expandability. We utilize 11,500 channels of Sercel 428/408 equipment, 6,000 channels of Fairfield Land Nodal equipment and 10,000 channels of Geospace GSX equipment.
Historically, we have made significant capital investments to increase the recording capacity of our crews by increasing channel count and the number of energy source units we operate. This increase in channel count demand is driven by customer needs and is necessary in order to produce higher resolution images, increase crew efficiencies and undertake larger scale projects. In response to project-based channel requirements, we routinely deploy a variable number of channels with a variable number of crews in an effort to maximize asset utilization and meet customer needs. When recording equipment is at or near full utilization, we utilize rental equipment from strategic suppliers to augment our existing inventories. We believe we will realize the benefit of increased channel counts and flexibility of deployment through increased crew efficiencies, higher revenues and increased margins.
Historically, we have dedicated a significant portion of our capital investment to purchasing and leasing wireless recording systems rather than the traditional wired systems. We utilize this equipment as primarily stand-alone recording systems, but on occasion it is used in conjunction with cable-based systems. The wireless recording systems allow us to gain further efficiencies in data recording and provide greater flexibility in the complex environments in which we operate. In addition, we have realized increased crew efficiencies and lessened the environmental impact of our seismic programs due to the wireless recording systems because they require the presence of fewer personnel and less equipment in the field. We believe we will experience continued demand for wireless recording systems in the future.
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
Markets and Trends

North America

While the last several years have seen a decline in demand, the North American market has historically been a stable and sustainable market for 3D seismic data acquisition. Use of 3D technology is the norm in the United States and Canada as international oil companies seek to maximize the efficiency of their reservoirs and reduce exploration risk.
We expanded into North America in 2011 through our acquisitions of Datum Exploration Ltd. in Canada and Northern Exploration Services in Alaska. With each of those acquisitions, we brought on board personnel with extensive operations experience in each location. Our operations in the North American market are consistent with our strategy to help increase our equipment utilization rates, while concurrently increasing margins, by balancing growth in North and South America, which have complementary operating seasons. While this model continues to be a viable operating model, the recent market downturn has created significant pressure on competitive cost structures and pricing. This trend is expected to continue as long as customers remain hesitant to commit capital to large projects in the current commodity price environment.
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
We have maintained operations in South America since 2006 while further growing our presence in Bolivia, Brazil, Colombia, and Peru. While the recent market downturn significantly impacted exploration activity in South America particularly during 2015 and continuing through 2016, our revenue generation from new projects is beginning to improve. However, no assurance can be given that the improved activity level will continue or that future decreases will not occur.
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
West Africa
In late 2016, we entered the West Africa market to perform a deep water ocean bottom marine project for a major customer. Historically, West Africa has presented numerous offshore marine markets. More recently, offshore marine seismic activity has been increasing in certain West African countries. These projects are more focused on production-enhancement initiatives than new exploration. Despite the current macro-economic instability related to the oil and gas market downturn, we expect overall offshore marine seismic activity to continue to improve in the near to medium-term future.
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

International platform. We operate in numerous regions around the world and continue to maintain our market share in those markets. Our experience includes projects in Alaska, Canada, Bolivia, Brazil, Colombia, Peru, Malaysia, Papua New Guinea, West Africa and New Zealand. We maintain a local presence in many of these areas. As the majority of our operations are focused in locations previously unexplored by E&P companies, the first projects in those areas tend to be for the acquisition of 2D data for preliminary, broad-scale exploration evaluation. That initial acquisition often leads to further work, as the 2D data is used to determine the location and design of additional 3D and 4D surveys, which are then used for more detailed analysis to maximize actual drilling potential and success. Typically, once we are hired for a project, we tend to get follow-on surveys due to our familiarity with the customer, the local communities and the project. The international platform also enables us to expand and contract in various regions around the world to match the changes in demand in certain regions as driven by commodity prices, economic factors and energy consumption in the local markets.
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
Cash flow generation supported by backlog and competitive bids. As of December 31, 2016, we had approximately $119 million of backlog under contract, in addition to approximately $404 million of bids outstanding, with minimal additional growth capex required. We believe our backlog results in longer visibility to future cash flows relative to our peers. Such visibility is also evidenced by our strong number of bids outstanding. Our key operations outside of North America are generally in countries with strict concession leasing requirements, resulting in clients planning seismic shoots well in advance of the capital being spent. Additionally, the short duration of operating seasons, especially in Alaska, leads to more advanced planning which in turn results in a more accurate cash flow forecast. Non-North American seismic shoots are also less susceptible to cancellation due to the long-term nature of very expensive development programs compared to more volatile, commodity-price driven shorter-term projects typical of North America.

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

•	Financial risk-we are able to employ a higher proportion of turnkey contracts in our operations, which shift most of the business interruption risks onto us.

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

•
Focus on global diversification and capitalize on market positioning in emerging basins. We seek to maintain our market share in the markets in which we currently operate and continue our positioning into other emerging markets, such as worldwide ocean bottom seismic services, which we believe hold the highest degree of potential for opportunities during this downturn in the overall market. Emerging economies will likely continue to expand and develop, demanding significantly more energy to fuel their growth. As the political environments stabilize in many of those countries, oil and natural gas companies will likely increase operations in these markets. With our geographic expansion from providing services exclusively in South America to providing services in Alaska, Canada, Southeast Asia and West Africa, we are able to achieve better utilization of our personnel and equipment through redeployment from off-season areas to in-season areas, helping to reduce some of the volatility in our financial performance.

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

We enable these strategies by continuing to pursue excellence in the following activities:

•	Building and maintaining mutually beneficial, long-term relationships with customers;

•	Aggressively marketing our capabilities and customer-value added proposition;

•	Continually monitoring technological developments in the industry and, as needed, implementing cutting-edge technologies that can give us a competitive advantage;

•	Sharing best practices across regions to ensure the consistent delivery of high quality service; and

•	Continuing to seek innovative ideas to reduce the seasonal gaps in our equipment utilization rates.

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
Customers

Our customers include national and international oil companies and independent oil and gas exploration and production companies. Our revenues are derived from a concentrated customer base; however, we are not substantially dependent on any one customer. Based on the nature of our contracts and customer projects, our significant customers can and typically do change from year to year and the largest customers in any one year may not be indicative of the largest customers in the future. During the year ended December 31, 2016, we had three customers, Alaskan Seismic Ventures, BG Bolivia Corporation, and Hocol Petroleum Limited, that individually exceeded 10% of our consolidated revenue and represented 74% of consolidated revenue for the period. During the year ended December 31, 2015, we had four customers, Alaskan Seismic Ventures, Repsol, Prosper Energy Systems Group Sdn Bhd (Malaysia), and BP Exploration, that individually exceeded 10% of our consolidated revenue and represented 77% of our consolidated revenue for the period.

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
Equipment Purchases and Capital Expenditures

During 2016, we made minimal capital expenditures of approximately $3.4 million, primarily related to the purchase of a set of vibrators. During 2015, we made capital expenditures of approximately $6.4 million, which included purchases of non-seismic recording equipment necessary to outfit a second crew on the North Slope in Alaska and to acquire other seismic acquisition and logistics equipment. Under our current business model, capital expenditures will be kept at minimum levels other than very low maintenance expenditures until we see improvement in the overall oil and natural gas market.

Historically, in line with our focus on wireless land data acquisition, we purchased a cableless seismic data acquisition system which allows up to three crews to operate under the system at the same time. Following customer needs for higher density land programs using a single point receiver application and to answer the demand for conventional and unconventional oil and gas exploration, we purchased high sensitivity geophones and two types of vibrators, further strengthening our position as a full solution provider for land data acquisition methods and technologies. Additional equipment investments were made for ongoing operations in Alaska in order to increase efficiency. We also invested in cable equipment in order to provide customers in Latin America with cable systems as wireless technology is slower to take hold in that market.
We will continue to employ and expand as needed our wireless equipment on a worldwide basis while maintaining the ability to provide services to the still existing cable markets. Our capital purchases have and will allow us to take advantage of all aspects of the geophysical exploration services market, ranging from land, marine and transition zone data acquisition; 2D, 3D, 4D and multi-component data acquisition; use of different methods to acquire data such as using vibroseis (vibrating) and impulsive sources; as well as vertical seismic profiling and reservoir monitoring. Investments in expanding further into our South America and Southeast Asia markets will also focus upon surveying, drilling and base camp operations.
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
Employees and Subcontractors

As of February 28, 2017, we had 576 employees, 249 of whom were located in the United States. From time to time and on an as-needed basis, we supplement our regular workforce with individuals that we hire temporarily or as independent contractors in order to meet certain business needs. Our U.S. employees are not represented by any collective bargaining agreement, and we believe that our employee relations are good.
Generally, the choice of whether to subcontract out services depends on the expertise available in a certain region and whether that expertise is more efficiently hired through subcontractors or by using our own labor force. For the most part, services are subcontracted within North America and our personnel are used in other regions where we operate. When subcontractors are used, we manage them and require that they comply with our work policies and QHSE systems.
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

Risks Relating to Our Business and Industry

Our business largely depends on the levels of exploration and development activity in the oil and natural gas industry, a historically cyclical industry. A decrease in this activity caused by low oil and natural gas prices, increased supply, and reduced demand, such as has occurred over the last several years, has had an adverse effect on our business, liquidity and results of operations.

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
Over the last several years, oil prices have declined significantly due in large part to increasing supplies, weakening demand growth, some oil and gas producing countries' position to not cut production and the lifting of sanctions against Iran. The weakening economic outlook for non-U.S. oil demand, especially in China and Europe, has put more downward pressure on prices. Thus, the price for crude oil has decreased significantly beginning in the third quarter of 2014.

As a result of these decreases in crude oil prices, many E&P companies have reduced their capital expenditures, which has resulted in diminished demand for our services and products and downward pressure on the prices we charge or the level of work we do for our customers.

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

Our working capital needs are difficult to predict with certainty. Our available cash varies in material respects as a result of, among other things, the timing of our projects, our customers’ budgetary cycles and our receipt of payment. In particular, delays in receiving payments on our accounts receivable relating to our Alaskan tax credits discussed below may cause liquidity issues for us in the future. Our working capital requirements may continue to increase, due to contraction in our business or expansion of infrastructure that may be required to keep pace with technological advances. Over time, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. In addition, some of our larger projects require significant upfront costs. We therefore may be subject to significant and rapid increases in our working capital needs that could require us to seek additional financing sources. While we currently have a senior loan facility and a revolving line of credit, and we have reduced our outstanding indebtedness as a result of the Restructuring, we have minimal remaining borrowing base and restrictions in our debt agreements as well as our current cash flow and liquidity difficulties may impair our ability to obtain other sources of financing, and access to additional sources of financing may not be available on terms acceptable to us, or at all. In addition, as described in Note 6, our revolving line of credit has a maturity date of November 6, 2017 and, as described in Note 7, our senior term loan facility has a maturity date of January 2, 2018. While we are currently working on various financing alternatives that could replace or renew our revolving line of credit or senior loan facility, there can be no assurance that we will be able to obtain additional financing on satisfactory terms, or at all.

Developments in the State of Alaska and their consequences for the market for exploration tax credits and the impacts of those developments on our cash flow have intensified the negative impact on our current liquidity and cash flow.

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

In particular, at December 31, 2016, we had an account receivable of approximately $81.6 million due to us from one customer, making this currently our largest account receivable and the single largest item affecting our short-term liquidity, other than the general decline in our business due to the downturn in the business of oil and natural gas exploration and production companies. This customer relies upon Tax Credits to fund projects performed by us. Although this customer had previously notified us that it was working on several possible monetization solutions, it informed us that it was unsuccessful in monetizing its Tax Credits and that it was highly unlikely that it would be able to pay us the account receivable on a timely basis. As a result, in 2016 our customer assigned $72.9 million of Tax Credits related to completed programs to us so that we can seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. In January 2017, the customer assigned the remaining $16.1 million of Tax Credits to us. Based on the expected timing to monetize the Tax Credits, we have reclassified certain of our receivables from current accounts receivable to long-term accounts receivable and may need to reclassify additional accounts receivable in the future.

In its review of approximately $30.2 million of Tax Credit applications during the audit process, we received approximately $24.4 million of Tax Credits from the State of Alaska during the year ended December 31, 2016. The State of Alaska disallowed approximately $5.8 million of what we believe should be eligible expenditures. Our customer filed an appeal of this decision on October 18, 2016 seeking a reversal of the disallowed amount. During the year ended December 31, 2016, we recorded a reduction of our accounts receivable balance of $10.9 million related to the monetization of Tax Credit certificates and recorded an additional reduction of $3.5 million in 2017 through March 10, 2017. We expect certificates representing approximately $58.8 million in Tax Credits to be issued on a rolling basis in 2017.

There continues to be uncertainty regarding the timely payment by the State of Alaska of its obligations on issued Tax Credit certificates as well as our ability to accurately estimate the timeframe for such payments. We continue to explore options to monetize the Tax Credit certificates, including an option to sell the certificates in the secondary market at a discount to purchasers that are able to apply the certificates to reduce their own Alaskan tax liabilities. There is a risk that any monetization of the Tax Credits certificates, however, will reflect a substantial discount and may be insufficient to fully repay the customer’s outstanding account receivable. Should this occur, we may be required to record an impairment of the amount due from our customer.

As part of the Restructuring, we entered into a senior loan facility, which added up to $30.0 million in additional liquidity. The senior loan facility is secured by a junior first lien on our accounts receivable, which includes the Tax Credits and certificates evidencing the Tax Credits. Those Tax Credits and certificates are also pledged on a senior first lien basis to the lender under our revolving credit facility. All proceeds from monetizing the Tax Credits or Tax Credit certificates are paid into an account at the lender under the revolving credit facility and automatically reduce the amount we have borrowed under that line of credit. The senior loan facility requires that once we have received $15 million in proceeds from the Tax Credits or Tax Credit certificates, unless waived by the lenders (or individual lenders) under the senior loan facility, mandatory repayments of the amount received for the Tax Credits or Tax Credit certificates must be made. As a result, once we have received $15 million in proceeds from the Tax Credits or Tax Credit certificates, which we expect will occur shortly, until the outstanding balance on the senior loan facility is paid in full, the amount owed to the lender under the senior loan facility must come from cash or from a re-borrowing of the amount due under our revolving credit facility. If we are able to monetize our Tax Credits as we anticipate, however, we expect that we will be able to repay the senior loan facility in 2017 but, in any event, it will mature on January 2, 2018. While we are currently working on various financing alternatives that would replace or renew our revolving credit facility or senior loan facility, there can be no assurance that we will be able to obtain additional financing on satisfactory terms, or at all.

Until we are able to finally resolve the issue described above, we may continue to experience liquidity issues. The Restructuring, which provided additional borrowing capacity, and the debt exchange which reduced our indebtedness expense and allows us to pay interest in kind, provided significant levels of short term liquidity which should mitigated the acuteness of this issue, but there can be no assurance that it will solve the issue of our need to monetize our Tax Credits.

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

Capital requirements for the technology we use can be significant. If we are unable to finance these requirements, we may not be able to maintain our competitive advantage.

Seismic data acquisition technologies historically have steadily improved and progressed, and, over the long-term, we expect this trend to continue. Manufacturers of seismic equipment may develop new systems that have competitive advantages relative to systems now in use that either render the equipment we currently use obsolete or require us to make substantial capital expenditures to maintain our competitive position. In order to remain competitive, we may need to continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities.

Our capital requirements, which are primarily the cost of equipment, historically have been significant. We attempt to minimize our capital expenditures by restricting our purchase of equipment to equipment that we believe will remain highly utilized, and we strategically rent equipment utilizing the most current technology to cover peak periods in equipment demands. We may not be able to finance all of our capital requirements, however, when and if needed, to acquire new equipment. If we are unable to do so, there may be a material negative impact on our operations and financial condition. Under our current business model, however, capital expenditures will be kept at minimum levels other than for maintenance expenditures until we see improvement in the market for seismic services. While we own or can rent the equipment needed for our current levels of business, long-term limiting our capital expenditures may result in an increased competitive disadvantage.

Our revenues are generated by a concentrated number of customers.

We derive our revenues from a concentrated customer base in the international oil and natural gas industry. Although we historically have not been dependent on any one customer, recently we had one customer that has represented a significant portion of our accounts receivable. Our largest customers can and typically do change from year to year and our largest customers in any one year may not be indicative of our largest customers in the future. If any of our customers were to terminate their contract with us on a large project or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties, as a result of concerns over our current cash flow and liquidity difficulties or for any other reason, and we were not able to replace their business with business from other customers, our business, financial condition and results of operations could be materially and adversely affected.

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

Our operations outside of North America accounted for a substantial portion of our consolidated income. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, and especially those operating in emerging markets. As we continue to increase our presence in those countries, our operations will continue to encounter the following risks, among others:

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

Historically, we have experienced significant growth but for the last several years we have contracted our business in response to the decline in oil and natural gas exploration activities. Both growth and contraction have placed significant demands on our personnel, management, infrastructure and support mechanisms and other resources. We must continue to improve our operational, financial, management, legal compliance and information systems to keep pace with the growth of or contractions in our business. We may also expand through the strategic acquisition of companies and assets. We must plan and manage any acquisitions effectively to achieve revenue growth and maintain profitability in our evolving market. If we fail to manage growth of or contractions in our business effectively, our ability to provide services could be adversely affected, which could negatively affect our operating results.

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

While the Restructuring we completed on July 27, 2016 caused our total debt outstanding to significantly decrease from our total debt outstanding on June 30, 2016, our high level of indebtedness could still have significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

•	increase the risk that we may default on our debt obligations;

•
prevent us from raising the funds necessary to repurchase second lien notes or senior secured notes tendered to us if there is a change of control (as defined in the indentures for the second lien notes and the senior secured notes) or other event requiring such a repurchase, and any failure to repurchase second lien notes or senior secured notes tendered for repurchase would constitute a default under the indentures for our notes and may constitute a default under other debt;

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
Each of these factors may have a material adverse effect on our business, financial condition and results of operations. Our ability to make payments with respect to our indebtedness will depend on our future operating performance, which will be affected by a broad range of factors, including our ability to monetize our Tax Credits, prevailing economic conditions and financial, business and other factors affecting us and our industry, many of which are beyond our control.

Despite existing debt levels, we may still be able to incur substantially more debt, which would increase the risks associated with our leverage.

Even with our existing debt levels, we and our subsidiaries may be able to incur additional debt in the future, including debt under our revolving credit facility. Although our revolving credit facility matures on November 6, 2017, our borrowing base has been reduced and the terms of our debt agreements limit our ability to incur additional debt, these terms may not prevent us from incurring amounts of additional debt. In addition, we are working on various financing alternatives that would replace or renew our revolving credit facility or senior loan facility, there can be no assurance that we will be able to obtain additional financing on satisfactory terms, or at all. If new debt is added to our current debt levels, however, the risks associated with our leverage may intensify.

Our debt agreements impose or may impose significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

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

While we are currently working on various financing alternatives that could replace ore renew our revolving credit facility or our senior loan facility, there can be no assurance that we will be able to obtain additional financing on satisfactory terms, or at all, or that more restrictive terms will not be imposed upon us in any of our new debt agreements.

We may be prevented from taking advantage of business opportunities that arise if we fail to meet certain financial ratios or because of the limitations imposed on us by the restrictive covenants under these agreements. In addition, the restrictions contained in our debt agreements may also limit our ability to plan for or react to market conditions or meet capital needs, or may otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may incur other debt obligations that might subject us to additional and different restrictive covenants that could also adversely affect our financial and operational flexibility. In the event that we default under any of these financial or other covenants, we would be required to seek waivers or amendments to the applicable agreements or to refinance the applicable indebtedness, and we cannot assure you that we would be able to do so on terms we deem acceptable, or at all. Failure to comply with applicable covenants would constitute a default under the applicable debt instrument and would generally allow the applicable lenders or other debt holders to demand immediate repayment of all indebtedness outstanding thereunder and, in the case of secured indebtedness and subject to the intercreditor agreement, if applicable, to seize and sell the collateral and to apply the proceeds from those sales to satisfy such indebtedness, any of which could have a material adverse impact on our results of operations and financial condition. These events would likely in turn trigger cross-acceleration and cross-default rights under other debt agreements, which would allow the applicable lenders or other debt holders to exercise similar rights and remedies. If the amounts outstanding under any of our debt agreements were to be accelerated or if the applicable lenders or other debt holders were to foreclose upon the collateral securing any such indebtedness, we cannot assure you that our assets would be sufficient to repay the money owed to our lenders. We have in the past failed to comply with financial and other covenants in debt and have therefore been required to obtain waivers and amendments from prior lenders, and there can be no assurance that we will not experience similar defaults in the future or that waivers or amendments will be obtained.

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
Complying with these covenants, or the covenants of any new debt agreements we may enter into to renew or replace our existing debt agreements, may limit our ability to respond to changes in market conditions or pursue business opportunities that would otherwise be available to us.

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

The market price of our common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our common stock may be affected by, numerous factors, many of which are beyond our control. These factors include, among other things, our reverse stock split, our new capital structure as a result of our Restructuring, our limited trading history subsequent to our Restructuring, our historically limited trading volume, the concentration of holdings of our common stock, actual or anticipated variations in our operating results and cash flow, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those that are described elsewhere in our Risk Factors. While initially there has been significant trading in our common stock after our Restructuring as the market adjusts to our recapitalization and reverse stock split, no assurance can be given that an active market will continue for our common stock or as to the liquidity of the trading market for our common stock. Long term holders of our common stock may experience difficulty in reselling, or an inability to sell, their shares. In addition, if an active trading market is not maintained, significant sales of our common stock, or the expectation of these sales, could materially and adversely affect the market price of our common stock.

The composition of our board changed significantly.

Under the Restructuring, the composition of our board changed significantly. Our board is now made up of seven directors, of which four have not previously served on our board. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on our board and, thus, may have different views on the issues that will determine our future. There is no guarantee that the new board will pursue, or will pursue in the same manner, our current strategic plans. As a result, the future strategy and plans may differ materially from those of the past.

There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.

Funds associated with Whitebox Advisors LLC ("Whitebox") and BlueMountain Capital Management, LLC ("BlueMountain")currently own a majority of our outstanding common stock and each is a lender under the terms of our second lien notes and senior loan facility. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. Furthermore, our Third Amended and Restated Certificate of Incorporation provides for certain continuing nomination rights relating to two of our board member positions, subject to certain conditions on share ownership. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in a company with a significant concentration of stockholders.

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

Certain provisions of our third amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board determines that such changes in control are not in our best interests and in the best interests of our stockholders. Those provisions in our certificate of incorporation and bylaws include, among other things, those that:

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

ITEM 2. Properties.

Properties

We lease all of the facilities used in our operations. Our principal facilities are summarized in the table below.

Location	Square Footage	Purpose
Houston, Texas, U.S.A.	7,454	Executive offices
Calgary, Alberta, Canada	11,344	Executive offices
Calgary, Alberta, Canada	12,335	Warehouse
Anchorage, Alaska, U.S.A.	4,800	Field Office
Anchorage, Alaska, U.S.A.	7,524	Warehouse
Lima, Peru	4,112	Field Office
Lima, Peru	9,235	Warehouse
Iquitos, Peru	24,757	Warehouse
Bogotá, Colombia	2,629	Field Office
Bogotá, Colombia	26,802	Warehouse
Santa Cruz, Bolivia	5,382	Field Office
Santa Cruz, Bolivia	15,069	Warehouse
Rio de Janeiro, Brazil	452	Field Office
Floriano, Brazil	4,950	Warehouse

The leases expire at various times over the next five years and most contain renewal options for additional one year periods. The leases generally require us to pay all operating costs, such as maintenance, property taxes and insurance. We believe that our facilities are generally well maintained and adequate to meet our current and foreseeable requirements for the next several years.
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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price of Common Stock and Warrants

Our common stock is traded on the Nasdaq Global Market under the symbol “SAEX.” In 2016 we received certain deficiency notices from the Nasdaq Global Market stating that we had not met certain continued listing standards. In January 2017, we received notification from the Nasdaq Global Market that we had regained compliance. All share prices for common stock reflect the 135-for-1 reverse stock split, which was effective July 26, 2016.

Our 2011 warrants were quoted on the Over-the-Counter Bulletin Board under the symbol “SAEXW” prior to their expiration. on June 24, 2016 (the "Expired Warrants"). No Expired Warrants remain outstanding at December 31, 2016. As a part of the Restructuring, we issued Series A Warrants and Series B Warrants to holders of common stock of record on July 26, 2016. While our Series A Warrants and the Series B Warrants are quoted on the Over-the Counter Bulletin Board under the symbol "SXPLW", there is currently no established public trading market for them.

The following table sets forth the high and low sales prices for the common stock and bid prices for the Expired Warrants for the periods indicated:

	Common Stock		Expired Warrants
	High	Low	High	Low
Fiscal 2016:
Fourth Quarter	$12.17	$6.02	N/A	N/A
Third Quarter	$75.00	$6.32	N/A	N/A
Second Quarter	$118.80	$16.20	$8.10	$2.70
First Quarter	$271.35	$89.10	$8.10	$8.10
Fiscal 2015:
Fourth Quarter	$275.40	$265.95	$9.45	$9.45
Third Quarter	$357.75	$351.00	$13.50	$10.80
Second Quarter	$459.00	$459.00	$16.20	$16.20
First Quarter	$529.20	$436.05	$27.00	$27.00

Holders

As of March 8, 2017, there were 106 holders of record of our common stock. We believe there are more than 4,150 beneficial owners of our common stock. Due to the expiration of the Expired Warrants on June 26, 2016, there are no holders of record of such warrants. As of March 8, 2017 there are 73 holders of record of each of the Series A Warrants and Series B Warrants.

Dividends

We have not paid any cash dividends on our common stock to date. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. The payment of dividends will be within the discretion of our board of directors and will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition, the restrictions on dividends contained in our debt agreements, and other matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	622,954	$5.10	799,091
Equity compensation plans not approved by security holders	—	—	—
Total	622,954	$5.10	799,091

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

Introduction

We are an internationally-focused oilfield services company offering a full range of vertically-integrated seismic data acquisition and logistical support services in Alaska, Canada, South America, Southeast Asia and West Africa to our customers in the oil and natural gas industry. We were initially formed on February 2, 2011 as a blank check company in order to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more business entities. On June 24, 2013, our wholly-owned subsidiary completed the Merger with Former SAE, at which time the business of Former SAE became our business.

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
While our revenues from services are mainly affected by the level of customer demand for our services, operating revenue is also affected by the bargaining power of our customers relating to our services, as well as the productivity and utilization levels of our data acquisition crews. Our logistical expertise can be a mitigating factor in service price negotiation with our customers, allowing us to maintain larger margins in certain regions of the world, particularly in the most remote or most challenging climates of the world. Factors impacting the productivity and utilization levels of our crews include permitting delays, downtime related to inclement weather, decrease in daylight working hours during winter months, time and expense of repositioning crews, the number and size of each crew, and the number of recording channels available to each crew. We have the ability to optimize the utilization of personnel and equipment, which is a key factor to stabilizing margins in the various regions in which we operate. Specifically, we have invested in equipment that is lighter weight and more easily shipped between the different regions. The ability to reduce both the costs of shipment and the amount of shipping time increases our operating margins and utilization of equipment. Similar logic applies to the utilization of personnel. We focus on employing field managers who are mobile and have the expertise and knowledge of many different markets within our operations. This allows for better timing of operations and the ability of management staff to run those operations while at the same time minimizing personnel costs. An added benefit of a highly mobile field management team is better internal transfer of skill and operational knowledge and the ability to spread operational efficiencies rapidly between the various regions.

Generally, the choice of whether to subcontract out services depends on the expertise available in a certain region and whether that expertise is more efficiently obtained through subcontractors or by using our own labor force. For the most part, services are subcontracted within North America and our personnel are used in other regions where we operate. When subcontractors are used, we manage them and require that they comply with our work policies and QHSE objectives.
Key Accomplishments

Despite the contraction in our business due to the deterioration in the oil and natural gas industry over the last several years, since inception, we have grown at a rapid pace, with operating revenue growing from $23.4 million in 2007, the first full year of operations, to $205.6 million in 2016. Moreover, during the downturn, we have successfully improved our operating margins through cost reductions and field-level efficiencies. We continue to develop our core markets while consistently evaluating opportunities to further expand our geographical footprint, operational capabilities and logistical expertise to provide seismic data acquisition and related services in logistically challenging areas.
Since our progression from providing services exclusively in South America to now operating in North America, West Africa and Southeast Asia, we are able to achieve improved levels of utilization through redeployment of key personnel and seismic equipment from off-season areas to in-season areas, helping reduce some of the peaks and valleys in our financial performance. We anticipate future improvement in long-term financial performance and more consistent operating results as a result of reducing the impact of our otherwise highly seasonal business through such redeployments.

Capital Investments and Impact on Operations

During 2016, we made minimal capital expenditures of approximately $3.4 million, primarily related to the purchase of a set of vibrators. During 2015, we made capital expenditures of approximately $6.4 million, which included purchases of non-seismic recording equipment necessary to outfit a second crew on the North Slope in Alaska and to acquire other seismic acquisition and logistics equipment. Under our current business model, capital expenditures will be kept at minimum levels other than very low maintenance expenditures until we see improvement in the overall oil and natural gas market.
Historically, in line with our focus on wireless land data acquisition, we purchased a wireless seismic data acquisition system which allows up to three crews to operate under the system at the same time. Following customer needs for higher density land programs using a single point receiver application and to answer the demand for conventional and unconventional oil and gas exploration, we purchased high sensitivity geophones and two types of vibrators, further strengthening our position as a full solution provider for land data acquisition methods and technologies. Additional equipment investments were made for ongoing operations in Alaska in order to increase efficiency. We also invested in cable equipment in order to provide customers in South America with reliable systems as wireless technology is slower to take hold in that market.
We will continue to employ our wireless equipment on a worldwide basis while maintaining the ability to provide services to the still existing cable markets. Our capital purchases have allowed us to take advantage of all aspects of the geophysical services market, ranging from land, marine and transition zone data acquisition; 2D, 3D, 4D and multi-component data acquisition; use of different methods to acquire data such as using vibroseis (vibrating) and impulsive sources; as well as vertical seismic profiling and reservoir monitoring. Any investments in expanding further into our onshore markets in South America and Southeast Asia will likely also focus upon surveying, drilling and base camp operations.
Fiscal 2016 Summary

The following discussion is intended to assist in understanding our financial position at December 31, 2016, and our results of operations for the year ended December 31, 2016. Financial and operating results for the year ended December 31, 2016 include:

•	Revenues from services were $205.6 million in 2016, a decrease of 9.9% from $228.1 million in 2015.

•	Gross profit was $45.0 million in 2016, a decrease of $5.7 million, or 11.3%, from $50.8 million in 2015.

•	Operating income was $11.2 million in 2016, a decrease of $4.4 million, or 27.9%, from $15.6 million in 2015.

•	Net loss was $22.0 million in 2016, an increase of $16.6 million, from a net loss of $5.4 million in 2015.

•	Adjusted EBITDA was $36.1 million in 2016, a decrease of 6.8% from $38.8 million in 2015.

•	Cash and cash equivalents totaled $11.5 million as of December 31, 2016 compared to $11.3 million as of December 31, 2015.

Results of Operations

The following section sets forth, for the periods indicated, certain financial data derived from our consolidated statements of operations. Amounts are presented in thousands unless otherwise indicated.

Revenues by Geographic Region

The following table is a summary of our revenues by the geographic region in which we provided services for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	% of Revenue	2015	% of Revenue	Increase (Decrease)	Percentage Change
Revenue from services:
North America	$86,967	42.3%	$173,416	76.0%	$(86,449)	(49.9)%
South America	116,542	56.7%	27,252	12.0%	89,290	327.6%
Southeast Asia	1,734	0.8%	27,469	12.0%	(25,735)	(93.7)%
West Africa	321	0.2%	—	—	321	—
Total revenue	$205,564	100.0%	$228,137	100.0%	$(22,573)	(9.9)%

North America: The decrease in revenue was primarily due to decreased revenue in Alaska resulting from a reduction in the amount and size of projects in 2016 due to the uncertainty in the oil and gas environment coupled with the changes in the Alaskan state tax credit legislation and uncertainty around the state of Alaska's fiscal condition and future actions. Revenue also decreased in Canada due to a decrease in the amount of active projects. In addition, 2015 revenue was substantial due to significant growth in Alaska as a result of favorable market and regulatory conditions prior to the negative factors impacting oil and gas producers in 2016.

South America: The increase in revenue during 2016 was primarily due to the execution of larger scope projects in Bolivia and Colombia in 2016 along with several smaller scope projects in Colombia. This was partially offset by a decrease in projects in Peru due to the completion of several smaller scope projects in 2015. In 2015, some smaller scope projects in Colombia experienced delays resulting from regulatory issues that slowed the government approval process.

Southeast Asia: The decrease in revenue during 2016 was primarily due to minimal activity during the period compared to the completion of a large deep water ocean bottom marine project in Malaysia in 2015.

West Africa: In late 2016, we entered the West Africa market to perform a deep water ocean-bottom marine project for a major customer. We had minimal revenue in 2016 as most of the project will be completed in 2017.

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

The following table is a summary of the results of operations for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	% of Revenue	2015	% of Revenue
Revenue from services	$205,564	100.0%	$228,137	100.0%
Gross profit	45,036	21.9%	50,763	22.3%
Selling, general and administrative expenses	29,253	14.2%	34,542	15.2%
Loss on disposal of property and equipment, net	4,542	2.2%	632	0.3%
Income from operations	11,241	5.5%	15,589	6.8%
Other expense, net	(27,194)	(13.2)%	(18,338)	(8.0)%
Provision for income taxes	6,056	3.0%	2,693	1.2%
Less: net income attributable to noncontrolling interest	3,021	1.5%	4,433	1.9%
Net loss attributable to the Corporation	$(25,030)	(12.2)%	$(9,875)	(4.3)%

Revenue from Services. Our revenue from services decreased by $22,573 or 9.9%, from $228,137 in 2015 to $205,564 in 2016. As explained above, 2016 revenue decreased significantly in Alaska and Malaysia due to a decrease in active projects compared to the prior period. Increases in South America and West Africa were due to minimal or no activity in 2015 compared to a large project in Bolivia, increased activity in Colombia, and the commencement of a project in Nigeria in 2016.

Gross Profit. Gross profit decreased by $5,727 or 11.3%, from $50,763 in 2015, representing 22.3% of revenue, to $45,036 in 2016, representing 21.9% of revenue. The decrease in gross profit was largely due to a decrease in active projects in 2016 compared to 2015. Gross profit as a percentage of sales decreased slightly due to a decline in revenues resulting in a reduced ability to absorb certain fixed costs. This was partially offset by operational improvements on several projects.

Adjusted Gross Profit. Adjusted gross profit decreased by $7,454 or 10.8%, from $68,900 in 2015, representing 30.2% of revenue, to $61,446 in 2016, representing 29.9% of revenue. The decrease in adjusted gross profit and adjusted gross profit as a percentage of revenues was primarily due to the decrease in revenues.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased in 2016 by $5,289 to $29,253 or 14.2% of revenues compared to $34,542 or 15.2% of revenues for 2015. SG&A expenses in 2016 as a percentage of revenue decreased versus 2015 despite a decrease in revenue due to further headcount reductions and cost controls implemented during 2016. SG&A expense for 2016 includes $928 in severance costs incurred in our Peru, Colombia, Canada, Alaska and corporate locations related to the workforce reduction program that began in early 2015.

Loss on disposal of property and equipment. In 2016, we recorded total losses on disposal of property and equipment of $4,542 while in 2015 we recorded a loss of $632. This increase in loss is primarily due to the sale of some ocean bottom nodal equipment and related support gear in Alaska in the fourth quarter of 2016.

Total Other Income (Expense). Total other income (expense) was comprised of the following:

	Years Ended December 31,
	2016	2015	Increase (Decrease)
Other income (expense):
Costs incurred on debt restructuring	$(5,439)	$—	$(5,439)
Gain on early extinguishment of debt	—	3,014	(3,014)
Interest expense, net	(23,697)	(16,739)	(6,958)
Foreign exchange gain (loss), net	1,977	(4,393)	6,370
Other, net	(35)	(220)	185
Total other expense, net	$(27,194)	$(18,338)	$(8,856)

The increase in 2016 expense was primarily due to:

•	Costs incurred for the debt restructuring completed in July 2016 of $5,439;

•	The gain on early extinguishment of debt in the amount of $3,014 recorded in 2015 which resulted from the exchange of senior secured notes for common stock, which was not repeated in 2016; and

•	Increase in interest expense primarily related to the amortization of loan issuance costs for our senior loan facility described below of $9,464 of the total $23,697 incurred; partially offset by

•
Favorable foreign currency exposure resulting from exchange gains in 2016 versus losses in 2015 on principally unrealized transactions as a result of the weakening U.S. dollar in early 2016 versus strengthening U.S. dollar in 2015 compared to currencies in Canada and Brazil.

Income Taxes.   Our income tax provision increased $3,363 in 2016 compared to 2015 primarily as a result of pre-tax income in our foreign operations, offset by the valuation allowance decrease of $9,247 and the effects of differences between U.S. and foreign tax rates.

We operate in Bolivia and Colombia, as subsidiaries or branches of a U.S. entity (whereby the earnings of the branches are included as U.S. taxable income). These subsidiaries or branches are subject to foreign taxation based on the financial results of the operations under the laws of each applicable tax jurisdiction.

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

Our U.S. statutory tax rate was 35% for years ended December 31, 2016 and 2015. For 2016, our effective tax rate was (38.0)% due to the effects of differences between U.S. and foreign tax rates, net of federal benefit. For 2015, our effective tax rate was (98.0)% due principally to permanent differences, the effects of differences between U.S. and foreign tax rates, and the recording of the valuation allowances against the U.S. deferred tax assets.

In June 2014, we initiated a Foreign Subsidiary Reorganization plan to normalize our consolidated effective tax rate through the restructuring of our foreign branch offices into subsidiaries. Pursuant to this plan, we transferred the assets used in our foreign branch operations as of December 31, 2014 to existing or new subsidiaries incorporated in the same jurisdictions in which the branches were located.  The operational aspects of the plan remain in process in South America and we expect to realize the benefits from a more efficient tax structure in future years.

Net Income Attributable to Noncontrolling Interest. The $1,412 decrease in 2016 compared to 2015 is due to the decreased income earned by the noncontrolling interest ("Joint Venture Partner") under contracts performed by us on the North Slope of Alaska. Under the terms of our agreement with the Joint Venture Partner, they receive 51% of the portion of the applicable contracts' gross revenues paid to the joint venture entity as discussed further under Note 15 of "Notes to Consolidated Financial Statements".

Net Loss Attributable to the Corporation. For the year ended December 31, 2016, net loss attributable to the Corporation was $25,030 compared to a net loss of $9,875 for the year ended December 31, 2015. The increase in net loss attributable to the Corporation for the year ended December 31, 2016 was primarily due to the following factors:

•	Lower gross profit as a result of decreased revenues;

•	Higher interest expense, primarily attributable to amortization of loan issuance costs related to our senior loan facility described below;

•	Loss on sale of assets related to the sale of the group of ocean bottom nodes and supporting equipment in Alaska; and

•	Costs incurred with the debt restructuring completed in July 2016; partially offset by

•	Lower SG&A expenses due to cost reduction initiatives; and

•	Favorable foreign currency exposure primarily in Brazil and Canada.

Liquidity and Capital Resources

Our principal source of cash is from the seismic data acquisition services we provide to customers, supplemented as necessary by drawing against our revolving credit facility and advances under our senior loan facility. Our cash is primarily used to provide additional seismic data acquisition services, including the payment of expenses related to operations and the acquisition of new seismic data equipment, and to pay the interest on outstanding debt obligations. Our cash position and revenues depend on the level of demand for our services. Historically, cash generated from operations, along with cash reserves and borrowings from commercial, private, and related parties, have been sufficient to fund our working capital and to acquire or lease seismic data equipment. Amounts in the remainder of this section are presented in thousands unless otherwise indicated. References to Notes are to the notes of our consolidated financial statements.
Working Capital.   Working capital as of December 31, 2016 was $40,807 compared to $36,826 as of December 31, 2015. Our increase in working capital is primarily due to borrowings under our senior loan facility described below which provided additional funding up to $30 million which was used to decrease accounts payable and accrued liabilities. This was partially offset by increases in the amounts due from one customer in Alaska as described further below and in Note 3. We also received additional short term funding through the exchange of our senior secured notes for second lien notes executed in 2016, which provides for payments of interest in kind at our election for the first 12 months. Interest on the second lien notes recorded as paid in kind for the year ended December 31, 2016 was $3,619. The exchange of our senior secured notes for second lien notes further described below also provided additional funding through the exchange of $7,459 of accrued interest for second lien notes.

Cash Flows.   Cash used by operations during 2016 was $19,848, compared to cash provided by operations of $3,224 during 2015, a decrease in cash provided by operations of $23,072. Cash provided by the net loss and net cash adjustments to net loss decreased to $11,042 for 2016 compared to cash provided of $16,215 for 2015, primarily due to an increase in net loss partially offset by increases in noncash charges for the amortization of debt issuance costs for our senior loan facility and loss on sale of assets. Net changes in operating assets and liabilities resulted in cash used of $30,890 for 2016 compared to $12,991 for 2015, which increased primarily due to the higher accounts receivable from the customer discussed further in Note 3 partially offset by higher taxes incurred but not yet paid due to revised payment plans in South America.

At December 31, 2016, our largest account receivable from one customer was $81.6 million, representing 76% of total consolidated accounts receivable. This customer was relying on monetization of tax credits under a State of Alaska tax credit program (“Tax Credits”), either from proceeds from the State of Alaska or from third party financing sources, to satisfy the accounts receivable. There remains substantial uncertainty regarding the timing of reimbursement from the State of Alaska and the availability of third party financing to the customer, or us, in order for us to collect our accounts receivable. This account represents the single largest item affecting our short-term liquidity, other than the general decline in our business due to the downturn in the business of oil and natural gas exploration and production companies.

Due to the customer’s inability to monetize the Tax Credits, our customer assigned $72.9 million of Tax Credits during the year ended December 31, 2016 so that we can seek to monetize these Tax Credits once issued by the State of Alaska and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. In January 2017, the customer assigned the remaining $16.1 million of Tax Credits to us. Based upon the expected timing to monetize the Tax Credits as of December 31, 2016, we have reclassified $38.0 million from current accounts receivable to long-term accounts receivable in our December 31, 2016 consolidated balance sheet.

In its review of approximately $30.2 million of Tax Credit applications during the audit process, we received approximately $24.4 million of Tax Credit certificates from the State of Alaska during 2016. The State of Alaska disallowed approximately $5.8 million of what we believe should otherwise be eligible expenditures. Our customer filed an appeal of this decision on October 18, 2016 seeking a reversal of the disallowed amount. During the year ended December 31, 2016, we recorded a reduction of the accounts receivable balance of $10.9 million related to the monetization of Tax Credits and recorded an additional reduction of $3.5 million in 2017 through March 10, 2017. We expect certificates representing approximately $58.8 million of Tax Credits to be issued on a rolling basis in 2017.

There continues to be uncertainty regarding the timely payment by the State of Alaska of its obligations on issued Tax Credit certificates as well as our ability to accurately estimate the timeframe for such payments. We continue to explore options to monetize the Tax Credit certificates, including an option to sell the certificates in the secondary market at a discount to purchasers that are able to apply the certificates to reduce their own Alaskan tax liabilities. There is a risk that any monetization of the Tax Credit certificates, however, will reflect a substantial discount and may be insufficient to fully repay the customer’s outstanding account receivable. Should this occur, we may be required to record an impairment to the amount due from our customer.

During 2016, we explored a range of transactions to address our significant cash flow and liquidity difficulties and the longer term need to realign our capital structure with our current business. On June 13, 2016, we entered into a comprehensive restructuring support agreement (the “Restructuring Support Agreement”) with holders (the “Supporting Holders”) of approximately 66% of the par value of our 10% senior secured notes due 2019 (the “Senior Secured Notes” and the holders thereof, the “Existing Holders”), in which the Supporting Holders and we agreed to implement a proposed comprehensive restructuring of our balance sheet (the “Restructuring”), which was completed in the third quarter of 2016. The Restructuring is discussed further in Note 2.

As a part of the Restructuring, we completed a debt for equity exchange involving our Senior Secured Notes, which deferred the cash requirement for the July 2016 interest payment and at our election allows for the payment of interest in kind for a period of up to 12 months on the exchanged debt, with the deferred and in kind interest payments ultimately due at the maturity of the second lien notes.

Also, as part of the Restructuring, we entered into the senior loan facility discussed below, which added up to $30.0 million in additional liquidity. The senior loan facility is secured by a junior first lien on our accounts receivable, which includes the Tax Credits and certificates evidencing the Tax Credits. Those Tax Credits and certificates are also pledged on a senior first lien basis to the lender under our revolving credit facility, also discussed below.   All proceeds from monetizing the Tax Credits or Tax Credit certificates are paid into an account at the lender under the revolving credit facility and automatically reduce the amount we have borrowed under that line of credit.  The senior loan facility requires that once we have received $15 million in proceeds from the Tax Credits or Tax Credit certificates, unless waived by the lenders (or individual lenders) under the senior loan facility, mandatory repayments of the amount received for the Tax Credits or Tax Credit certificates must be made.   As a result, once we have received $15 million in proceeds from the Tax Credits or Tax Credit certificates, which we expect will occur shortly, until the outstanding balance on the senior loan facility is paid in full, the amount owed to the lender under the senior loan facility must come from cash or from a re-borrowing of the amount due under our revolving credit facility.   This constrains our ability to use the revolving credit facility for working capital or cash flow purposes until we have repaid the senior loan facility, and borrowings under the revolving credit facility will no longer be available after the line matures on November 6, 2017.  If we are able to monetize our Tax Credits as we anticipate, however, we expect that we will be able to repay the senior loan facility in 2017 but, in any event, it will mature on January 2, 2018.  While we are currently working on various financing alternatives that would replace or renew our revolving line of credit or senior loan facility, there can be no assurance that these efforts will be successful or will be on satisfactory terms. Nonetheless, as a result of the Restructuring, we currently believe that our existing cash, cash generated from operations and our other sources of working capital, such as our revolving credit facility and our senior loan facility, coupled with our expectations for monetization of our Tax Credit certificates and our reduced need for working capital due to our reductions in expenses, will be sufficient for us to meet our anticipated cash needs for the next twelve months during 2017.

Capital Expenditures.  Cash used in investing activities during 2016 was $2,864, compared to $6,277 during 2015, a decrease in cash used of $3,413. The decrease resulted from lower capital expenditures during 2016 compared to 2015, primarily due to the uncertainty in the macro oil and gas environment. Capital expenditures in 2016 totaled $3,352 primarily consisting of a set of vibrators purchased for our North America operations. Due to the current state of the industry, we do not plan to make any significant capital expenditures in the near future. Therefore, based on current market conditions, SAE expects its total capital expenditures for 2017 will be under $5.0 million. Capital expenditures in 2015 totaled $6,443, which primarily consisted of purchases of data processing software and equipment and the remaining cash payments for our 2014 purchase of non-seismic recording equipment necessary to outfit a second crew on the North Slope in Alaska.

Financing. Cash provided by financing activities during 2016 was $21,842, compared to $2,286 during 2015, an increase in cash provided of $19,556. Cash provided by financing activities in 2016 primarily resulted from borrowings under our senior loan facility, partially offset by payment of loan issuance costs related to the transaction described below, repayment of our revolving credit facility, and the distribution payment to the noncontrolling interest in our joint venture to perform contracts for the acquisition and development of geophysical and seismic data and related services on the North Slope of Alaska. Cash provided by financing activities in 2015 was primarily from the borrowings under our revolving credit facility partially offset by the distribution payment to the noncontrolling interest in our joint venture described above. As of December 31, 2016, our total outstanding indebtedness was $117,963, consisting of senior secured notes of $1,830, second lien notes of $80,238, borrowings under our senior loan facility of $29,995, borrowings under our revolving credit facility of $5,844 and capital lease obligations of $56.

Senior Secured Notes. On July 2, 2014, we entered into an indenture ("Indenture") under which we issued $150,000 of senior secured notes due July 15, 2019, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. On June 19, 2015, all outstanding senior secured notes were exchanged for an equal amount of new Senior Secured Notes, which are substantially identical in terms to the original senior secured notes except that the Senior Secured Notes are registered under the Securities Act of 1933, as amended. The Senior Secured Notes bear interest at the annual rate of 10% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. For a complete discussion of the terms and security for the Senior Secured Notes, see Note 8.

The Indenture relating to the Senior Secured Notes contains covenants which include limitations on our ability to:

•	transfer or sell assets;

•	pay dividends, redeem subordinated indebtedness or make other restricted payments;

•	incur or guarantee additional indebtedness or, with respect to our restricted subsidiaries, issue preferred stock;

•	create or incur liens;

•	incur dividend or other payment restrictions affecting our restricted subsidiaries;

•	consummate a merger, consolidation or sale of all or substantially all of our or our subsidiaries’ assets;

•	enter into transactions with affiliates;

•	engage in business other than our current business and reasonably related extensions thereof; and

•	take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Senior Secured Notes.
We were in compliance with the Indenture covenants for the Senior Secured Notes as of December 31, 2016.

On August 26, 2015, we entered into a privately-negotiated exchange agreement with certain funds managed by Fidelity Management & Research Company ("Holders") to exchange $10,000 principal amount of Senior Secured Notes ("Exchanged Notes") for 2,366,307 shares of our common stock ("Exchanged Stock"), unadjusted for our recent reverse-stock split, as determined using a 30-day volume weighted average share price as of August 26, 2015. In connection with the exchange, we paid all accrued unpaid interest on the Exchanged Notes to the Holders in cash, and the Exchanged Notes were cancelled. The Exchanged Stock was valued at $6,602 based on the $2.79 average share price on August 27, 2015, the closing date of the exchange. The exchange resulted in a gain on early extinguishment of debt of $3,014 in the year ended December 31, 2015, consisting of the difference between the principal amount of the Exchanged Notes less the fair value of the Exchanged Stock, reduced by the Exchanged Notes pro rata portion of the Senior Secured Notes unamortized deferred loan issuance costs on the closing date of $343 and legal fees of $41.

Exchange of Senior Secured Notes for Second Lien Notes. As discussed in Note 2, we commenced an offer on June 24, 2016 to exchange each $1 of the Senior Secured Notes for (i) $0.50 of newly issued 10% Senior Secured Second Lien Notes due 2019 ("Second Lien Notes") and (ii) 46.41 shares of the newly issued common stock (giving effect to a 135-for-1 reverse stock split that was effected in connection with closing of the exchange offer). The exchange offer closed on July 27, 2016 (the "Closing Date"). On the Closing Date, a total of $138,128 face value of the Senior Secured Notes were exchanged for (i) $76,523 Second Lien Notes, including $7,459 Second Lien Notes representing accrued and unpaid interest and (ii) 6,410,502 shares of our common stock.

The exchange was accounted for as a modification in the year ended December 31, 2016. The Second Lien Notes were recorded at the net carrying value of the Senior Secured Notes exchanged of $134,522, less the fair value of our common stock issued to participating noteholders of $65,003, plus the accrued and unpaid interest of $7,459 included in the exchange. The resulting $455 excess of carrying value over face value of the Second Lien Notes is being amortized over the term of the Second Lien Notes. The fair value of the common stock was determined using the probability-weighted expected return method based on a combination of the income and market approaches and a mergers and acquisition scenario. Costs incurred by the participating noteholders during the exchange of $345 were recognized as debt discount and are being amortized over the term of the Second Lien Notes.

In connection with the exchange offer, we also completed a consent solicitation to make certain proposed limited amendments to the terms of the indenture for the Senior Secured Notes, the related security documents and the existing intercreditor agreement to permit the Restructuring as discussed in Note 7. The Second Lien Notes terms are substantially similar to the Senior Secured Notes with the following modifications:

•
The Second Lien Notes have a maturity date of September 24, 2019, provided that, if any of the Senior Secured Notes remain outstanding as of March 31, 2019, the maturity date of the Second Lien Notes will become April 14, 2019 upon the vote of the holders of a majority of the then-outstanding Second Lien Notes.

•	The liens securing the Second Lien Notes are junior to the liens securing the Senior Loan Facility and senior to the liens securing the Senior Secured Notes after the Closing Date.

•
In addition to the exchange consideration, each participating holder received accrued and unpaid interest on its tendered Senior Secured Notes that were accepted for exchange from their last interest payment date of January 15, 2016 to, but not including, the settlement date, which was paid in the form of Second Lien Notes with a principal amount equal to the amount of such accrued and unpaid interest totaling $7,459.

•
Interest on the Second Lien Notes is payable quarterly. We may elect to pay interest on the Second Lien Notes in kind with additional Second Lien Notes for the first twelve months of interest payment dates following the Closing Date, provided that, if we make this election, the interest on the Second Lien Notes for such in kind payments will accrue at a per annum rate 1% percent higher than the cash interest rate of 10%. We elected to pay interest in the year ended December 31, 2016 of $3,619 in kind.

•
The Second Lien Notes have a special redemption right at par of up to $35 million of the issuance to be paid out of the proceeds of the Alaska Tax Credit certificates and is conditioned upon payment in full of the revolving credit facility and the senior loan facility.

•
The Second Lien Notes include a make-whole provision requiring that if the Second Lien Notes are accelerated or otherwise become due and payable prior to their stated maturity due to an Event of Default (including but not limited to our bankruptcy or liquidation (including the acceleration of claims by operation of law)), then the applicable premium payable with respect to an optional redemption will also be immediately due and payable, along with the principal of, accrued and unpaid interest on, the Second Lien Notes and constitutes part of the obligations in respect thereof as if such acceleration were an optional redemption of the Second Lien Notes, in view of the impracticability and extreme difficulty of ascertaining actual damages and by mutual agreement of the parties as to a reasonable calculation of each holder’s lost profits as a result thereof.

Revolving Credit Facility. On November 6, 2014, SAExploration, Inc., SAExploration Holdings, Inc., and our other domestic subsidiaries (collectively, "we" or "our") and Wells Fargo Bank, National Association (“Lender”) entered into a Credit and Security Agreement providing for a $20,000 revolving line of credit facility (the “Revolving Credit Facility”) secured by our U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the credit agreement. As a result of a yearly appraisal of the orderly net liquidation value of existing eligible equipment by the Lender that occurred during the fourth quarter of 2016, our borrowing base under the Revolving Credit Facility was lowered to $9,357. This process is further described below. The proceeds of the Revolving Credit Facility are used primarily to fund our working capital needs for our operations and for general corporate purposes. As of December 31, 2016 and 2015, borrowings of $5,844 and $7,899, respectively, were outstanding under the Revolving Credit Facility. The weighted average interest rate on borrowings outstanding as of December 31, 2016 was 4.00%.

Borrowings made under the Revolving Credit Facility bear interest, payable monthly, at a rate of daily three months LIBOR plus 3% (4.00% and 3.61% at December 31, 2016 and 2015, respectively). The Revolving Credit Facility has a maturity date of November 6, 2017, unless terminated earlier at the discretion of the borrower. We may request, and the Lender may grant, an increase to the maximum amount available under the Revolving Credit Facility in minimum increments of $1,000 not to exceed an additional $10,000 in the aggregate, so long as certain conditions as described in the Credit Agreement are met. At this time, those conditions have not been met.

The credit agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee, which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Revolving Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of December 31, 2016 and 2015, letters of credit totaling $0 and $100, respectively, were outstanding under the sub-facility.

Under the Revolving Credit Facility, borrowings are subject to borrowing base availability and may not exceed 85% of the amount of eligible accounts receivable, as defined, plus the lesser of $20,000 or 85% of the orderly net liquidation value of existing eligible equipment per appraisal and 85% of hard costs of acquired eligible equipment, less the aggregate amount of any reserves established by the Lender. As noted above, this process resulted in lowering our borrowing base to $9,357. If borrowings under the Revolving Credit Facility exceed $5,000, we are subject to minimum rolling 12 months EBITDA requirements of $20,000 on a consolidated basis and $8,000 on our operations in the State of Alaska.

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

The credit agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. We are in compliance with the credit agreement covenants as of December 31, 2016.

In connection with the Restructuring discussed in Note 2, we entered into an amendment with the Lender to the Revolving Credit Facility on June 29, 2016, to permit the entry into and borrowings under the senior loan facility, the issuance of the Second Lien Notes, the entry into an amended and restated intercreditor agreement, the amendments to the existing security agreement and any necessary amendments to the collateral agreements relating to the Senior Secured Notes and consented to and waived any and all defaults or events of default resulting directly from the Restructuring. We paid $54 in fees in connection with the execution of the amendment, which was charged to selling, general and administrative expenses during the year ended December 31, 2016.

In addition, as described in Note 6, our revolving line of credit has a maturity date of November 6, 2017. While we are currently working on various financing alternatives that could replace or renew our revolving line of credit, there can be no assurance that these efforts will be successful or will be on satisfactory terms.

Senior Loan Facility. On June 29, 2016, we, as borrower, and each of our domestic subsidiaries, as guarantors (the “Guarantors”), entered into a $30 million multi-draw senior secured term loan facility (the "Senior Loan Facility") with the Supporting Holders of the Senior Secured Notes. In addition to the Supporting Holders, one additional holder of the Senior Secured Notes subsequently elected to participate as a lender in the Senior Loan Facility based on their proportionate ownership of the Senior Secured Notes as discussed in Note 19. The Senior Loan Facility provides funding up to a maximum amount of $30,000. Under the original terms of the Senior Loan Facility, $15,000 became immediately available and the remaining $15,000 would become available for borrowing based upon our receipt of Alaska Tax Credit certificates of not less than $25,000. On October 24, 2016, the lenders amended the Senior Loan Facility to waive the Alaska Tax Credit requirement, thereby allowing us to immediately access the remaining $15,000 borrowing base. Under the terms of the Senior Loan Facility, the remaining availability can be borrowed on up to three separate dates. As of December 31, 2016 borrowings of $29,995 were outstanding under the Senior Loan Facility. The Senior Loan Facility is secured by a junior first lien on our accounts receivable, which includes the Tax Credits and certificates evidencing the Tax Credits. Those Tax Credits and certificates are also pledged on a senior first lien basis to the Lender under our Revolving Credit Facility.   Any proceeds from monetizing the Tax Credits or Tax Credit certificates are paid into an account at the Lender under the Revolving Credit Facility and automatically reduce the amount we have borrowed under our revolving line of credit.  The Senior Loan Facility requires that once we have received $15 million in proceeds from the Tax Credits or Tax Credit certificates,  unless waived by the lenders (or individual lenders) under the Senior Loan Facility, mandatory payments of proceeds from the Tax Credits or certificates must be made to reduce the amount outstanding under the Senior Loan Facility.

Borrowings under the Senior Loan Facility bear interest at a rate of 10% per year, payable monthly. The Senior Loan Facility has a maturity date of January 2, 2018, unless terminated earlier. In connection with the borrowing, costs totaling $30,082 were recorded as a deferred loan issuance cost on the balance sheet in the year ended December 31, 2016. The deferred loan issuance costs recorded in 2016 included a $600 facility fee, legal and investment banking costs, and $28,425 for the fair value of 2,803,302 shares of our common stock issued to the lenders on July 27, 2016. The fair value of the common stock was determined using the probability-weighted expected return method based on a combination of the income and market approaches and a mergers and acquisition scenario. The deferred loan issuance costs are being amortized on a straight line basis over the term of the Senior Loan Facility.

The Senior Loan Facility is secured by substantially all of the collateral securing the obligations under (i) Revolving Credit Facility (ii) the Senior Secured Notes and (iii) the Second Lien Notes, respectively, including the receivable due us as discussed in Note 3. This security interest is junior to the security interest in such collateral securing the obligations under the Revolving Credit Facility and senior to the security interests in such collateral securing the obligations under the Second Lien Notes and the Senior Secured Notes.

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

We were in compliance with the Senior Loan Facility covenants as of December 31, 2016.

Supplemental Indenture for Senior Secured Notes. On June 29, 2016, we, the guarantors party thereto (the “Senior Secured Notes Guarantors”) and Wilmington Savings Fund Society, FSB (successor to U.S. Bank National Association), as trustee for the Senior Secured Notes (the “Existing Trustee”), entered into a first supplemental indenture (the “Supplemental Indenture”) to the indenture governing the Senior Secured Notes (the “Existing Indenture”). The Supplemental Indenture modified the Existing Indenture to, among other things, permit the incurrence of additional secured indebtedness pursuant to the Senior Loan Facility and the issuance of the Second Lien Notes in the exchange offer. The Supplemental Indenture includes additional changes necessary to give effect to the Restructuring and directs the Existing Trustee, in its capacity as noteholder collateral agent for the Senior Secured Notes, to enter into the Amended and Restated Intercreditor Agreement and the amendment to the Existing Security Agreement, each as described below, on behalf of holders of the Senior Secured Notes. The material terms of the Existing Indenture, other than the amendments summarized above, remain substantially as set forth in the Existing Indenture.

Amended and Restated Intercreditor Agreement. On June 29, 2016, Wells Fargo, in its capacity as lender and collateral agent under the Revolving Credit Facility, Wilmington Savings Fund Society, FSB (successor to U.S. Bank National Association), in its capacity as trustee and collateral agent for the Senior Secured Notes and Second Lien Notes, and Delaware Trust Corporation, in its capacity as administrative agent and collateral agent for the Senior Loan Facility, amended and restated the Intercreditor Agreement, dated as of November 6, 2014, by and between Wells Fargo and Wilmington Savings Fund Society, FSB (as successor to U.S. Bank National Association) (the “Existing Intercreditor Agreement” and as amended and restated, the “Amended and Restated Intercreditor Agreement”), to govern the relationship of the holders of the Senior Secured Notes, the holders of Second Lien Notes, and the lenders under our Revolving Credit Facility and Senior Loan Facility, with respect to the collateral and certain other matters. The Amended and Restated Intercreditor Agreement, among other things, modifies the terms of the Existing Intercreditor Agreement to (i) establish the relative priorities, rights, obligations and remedies with respect to the collateral among the holders of the Senior Secured Notes, the holders of the Second Lien Notes, the lenders under the Revolving Credit Facility, the lenders under the Senior Loan Facility, and the holders of future debt that is permitted to share the security interests currently held by them and the collateral agents of the foregoing (collectively, the “Secured Parties”); and (ii) modify the terms of the Existing Intercreditor Agreement so that the holders of obligations under the Senior Loan Facility and the Second Lien Notes share the security interests currently held by the Trustee on behalf of the Existing Holders and Wells Fargo as the lender under the Revolving Credit Facility as follows:

•	the obligations under the Revolving Credit Facility are secured by all of the existing collateral on a senior first lien priority basis;

•	the obligations under the Senior Loan Facility are secured by all of the existing collateral on a junior first lien priority basis;

•	the obligations under the Second Lien Notes are secured by substantially all of the existing collateral on a second lien priority basis; and

•	the obligations under the Senior Secured Notes are secured by substantially all of the existing collateral on a third lien priority basis.

In addition, the Amended and Restated Intercreditor Agreement provides that, following a triggering event, as among the Secured Parties, the Senior Representative has the right (subject to a purchase option by the other Secured Parties) to, or the right to direct any other collateral agent to, adjust or settle insurance policies or claims in the event of any loss thereunder relating to insurance proceeds with respect to collateral, to approve any award granted in any condemnation or similar proceeding affecting such insurance proceeds and to enforce rights, exercise remedies and discretionary rights and powers with respect to collateral; and similarly, the Secured Parties agreed that if we or any guarantor becomes subject to a case under the U.S. Bankruptcy Code, the Secured Parties will only be permitted to object to a debtor-in-possession financing or the use of cash collateral if the Secured Parties for which the Senior Representative is the collateral agent also object. The “Senior Representative” under the Amended and Restated Intercreditor Agreement will be Wells Fargo as the Revolving Credit Facility agent, until the obligations under the Revolving Credit Facility have been discharged in full, after which the Senior Loan Facility agent will be the Senior Representative; and once the Revolving Credit Facility agent and the Senior Loan Facility agent each cease to be the Senior Representative and the obligations under each of the Revolving Credit Facility and Senior Loan Facility have been discharged in full, the Senior Representative will be Wilmington Savings Fund Society, FSB, as the New Noteholder Collateral agent. The material terms of the Amended and Restated Intercreditor Agreement, other than those summarized above, remain substantially as set forth in the Existing Intercreditor Agreement as described in Note 7, except that the Noteholder Collateral agent will no longer have a first-priority security interest in the “Noteholder Priority Collateral” (as such term is defined in the Existing Intercreditor Agreement).

Security Agreement Amendment. On June 29, 2016, we and the Senior Secured Note Guarantors, as pledgors, also entered into an amendment (the “Security Agreement Amendment”) to the Security Agreement, dated as of July 2, 2014 (as amended from time to time, the “Existing Security Agreement”), with Wilmington Savings Fund Society, FSB, as noteholder collateral agent for the Senior Secured Notes. The Security Agreement Amendment introduced conforming changes to reflect the provisions incorporated into the Amended and Restated Intercreditor Agreement.

We may from time to time seek to retire or purchase our outstanding Senior Secured Notes and Second Lien Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the availability of cash and our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Use of Adjusted EBITDA and Adjusted Gross Profit (Non-GAAP measures) as Performance Measures

Adjusted EBITDA

We use an adjusted form of EBITDA to measure period over period performance, which is a non-GAAP measurement. Adjusted EBITDA is defined as net income (loss) plus depreciation and amortization, plus interest expense, plus income taxes, plus share-based compensation, plus loss (gain) on disposal of property and equipment, plus costs incurred on debt restructuring, plus loss (gain) on early extinguishment of debt, plus foreign exchange loss (gain) and plus nonrecurring one-time expenses. Our management uses adjusted EBITDA as a supplemental financial measure to assess:

•	the financial performance of our assets without regard to financing methods, capital structures, taxes, historical cost basis or nonrecurring expenses;

•	our liquidity and operating performance over time in relation to other companies that own similar assets and calculate adjusted EBITDA in a similar manner; and

•	the ability of our assets to generate cash sufficient to pay potential interest cost.
We consider adjusted EBITDA as presented below to be the primary measure of period-over-period changes in our operational cash flow performance.

The computation of our adjusted EBITDA (a non-GAAP measure) from net loss, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Years Ended December 31,
	2016	2015
Net loss	$(22,009)	$(5,442)
Depreciation and amortization (1)	16,910	18,721
Interest expense, net	23,697	16,739
Provision for income taxes	6,056	2,693
Share-based compensation (2)	1,383	1,061
Loss on disposal of property and equipment, net (3)	4,542	632
Costs incurred on debt restructuring (4)	5,439	—
Gain on early extinguishment of debt (5)	—	(3,014)
Foreign exchange loss (gain), net (6)	(1,977)	4,393
Nonrecurring expenses (7)(8)	2,092	3,006
Adjusted EBITDA	$36,133	$38,789
(1)Depreciation and amortization expense was charged to the statements of operations as follows:

	Years Ended December 31,
	2016	2015
Cost of services	$16,410	$18,137
Selling, general and administrative expenses	500	584
Total depreciation and amortization expense	$16,910	$18,721

(2)
Share-based compensation primarily relates to the non-cash value of stock options and restricted stock awards granted to our employees and directors. We did not previously adjust for share-based compensation as it was not a significant component of our overall compensation until the adoption of the 2016 Long Term Incentive Plan further described in Note 14. We have adjusted the results for prior periods for comparability purposes.

(3) Loss on disposal of property and equipment, net is primarily the impact of sale of equipment. Due to the significance of these noncash charges in the current period, we believe adjusting for this provides more comparative information among our peers and a better indication of the ongoing performance of our core operations. We have adjusted the results for prior periods for comparability purposes.
(4) Costs were incurred during 2016 on the restructuring of debt that was completed in July 2016.

(5)
The privately-negotiated agreement dated August 26, 2015 with certain funds managed by Fidelity Management & Research Company to exchange $10,000 principal amount of Senior Secured Notes for 2,366,307 shares of our common stock, unadjusted for our reverse stock split, resulted in a gain on early extinguishment of debt of $3,014 in the year ended December 31, 2015.

The gain consisted of the principal amount of the Exchanged Notes less the fair value of the Exchanged Stock, reduced by the Exchanged Notes prorata portion of the Senior Secured Notes unamortized deferred loan issuance costs of $343 and legal fees of $41.

(6)	Foreign exchange (gain) loss, net includes the effect of both realized and unrealized foreign exchange transactions.

(7)
Nonrecurring expenses in 2016 primarily consist of severance payments of $928 incurred in our Peru, Colombia, Canada, Alaska locations, payments related to tax services provided in connection with our Restructuring and various non-operating expenses incurred at the corporate and Peru locations.

(8)	Nonrecurring expenses in 2015 primarily consist of severance payments of $1,255 incurred in our Peru, Colombia, Canada, Alaska and corporate locations and customer and vendor claims of $1,459.

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
The computation of our adjusted gross profit (a non-GAAP measure) from gross profit, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Years Ended December 31,
	2016	% of Revenue	2015	% of Revenue	Increase (Decrease)	Percentage Change
Gross profit as presented	$45,036	21.9%	$50,763	22.3%	$(5,727)	(11.3)%
Depreciation and amortization expense included in cost of services	16,410	8.0%	18,137	7.9%	(1,727)	(9.5)%
Gross profit excluding depreciation and amortization expense included in cost of services	$61,446	29.9%	$68,900	30.2%	$(7,454)	(10.8)%
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

Multiple-Element Arrangements

We evaluate each contract to determine if the contract is a multiple-element arrangement requiring different accounting treatments for varying components of the contract. If a contract is deemed to have separate units of accounting, arrangement consideration is allocated based on each unit of accounting's relative selling price and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting. We account for each contract element when the applicable criteria for revenue recognition have been met. We use our best estimate of selling price when allocating multiple-element arrangement consideration.

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

Our reporting currency is in USD. For foreign subsidiaries and branches using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet dates. Revenues and expenses of these foreign subsidiaries are translated at average exchange rates for the period. Equity is translated at historical rates, and the resulting cumulative foreign currency translation adjustments resulting from this process are included as a component of accumulated other comprehensive income (loss), net of income taxes. Therefore, the USD value of these items in the financial statements fluctuates from period to period, depending on the value of the USD against these functional currencies. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of operations as foreign exchange gain (loss), net. For the foreign subsidiaries and branches using USD as their functional currency, any local currency operations are re-measured to USD. The re-measurement of these operations is included in the consolidated statements of operations as foreign exchange gain (loss).

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

Share-Based Compensation

We record the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the requisite service period for each separately vesting tranche of an award. The amount of share-based compensation cost recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are recognized as they occur except in certain circumstances where they are required to be estimated.

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

Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, accrued liabilities, borrowings under the revolving credit facility and borrowings under the senior loan facility. Due to their short-term maturities, the carrying amounts of these financial instruments approximate fair value at the respective balance sheet dates. Our financial instruments also include various issuances of notes payable. There were no financial instruments measured at fair value on a recurring basis at December 31, 2016 and 2015.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016 or 2015.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition during the past two fiscal years.

Recently Issued Accounting Pronouncements

For a detail of recently issued accounting standards, see Note 4 to the accompanying Consolidated Financial Statements.

ITEM 8. Financial Statements and Supplementary Data.

The information required by this item appears beginning on page FS-1 hereof and is incorporated herein by reference.

ITEM 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our evaluation under the criteria in Internal Control-Integrated Framework (2013), management has concluded that we maintained effective internal control over financial reporting as of December 31, 2016.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2017 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2017 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2017 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2017 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2017 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The following consolidated financial statements of the Company appear beginning on page FS-1 and are incorporated by reference into Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015
Notes to Consolidated Financial Statements

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

SAEXPLORATION HOLDINGS, INC.

Date: March 15, 2017	By:	/s/ Brent Whiteley
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

SIGNATURE	TITLE	DATE

/s/ Jeff Hastings	Chief Executive Officer and Chairman of the Board	March 15, 2017
Jeff Hastings	(Principal Executive Officer)

/s/ Brian Beatty	Chief Operating Officer and Director	March 15, 2017
Brian Beatty

/s/ Brent Whiteley	Chief Financial Officer, General Counsel, and	March 15, 2017
Brent Whiteley	Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ L. Melvin Cooper	Director	March 15, 2017
L. Melvin Cooper

/s/ Gary Dalton	Director	March 15, 2017
Gary Dalton

/s/ Michael Faust	Director	March 15, 2017
Michael Faust

/s/ Michael Kass	Director	March 15, 2017
Michael Kass

/s/ Jacob Mercer	Director	March 15, 2017
Jacob Mercer

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date
2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the Corporation, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Corporation, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	May 28, 2013

2.3	Restructuring Support Agreement dated as of June 13, 2016, among the Corporation, the members of management identified therein and the supporting holders identified therein.	By Reference	8-K	June 13, 2016

3.1	Third Amended and Restated Certificate of Incorporation.	By Reference	8-K/A	September 9, 2016

3.2	Second Amended and Restated By-Laws.	By Reference	8-K	August 1, 2016

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Indenture, dated July 2, 2014, by and among the Corporation, the guarantors named therein and U.S. Bank National Association, as trustee and noteholder collateral agent.	By Reference	8-K	July 9, 2014

4.3	Form of 10.000% Senior Secured Notes due 2019.	By Reference	10-Q	August 7, 2015

4.4	Notation of Guarantee executed June 19, 2015, among the Corporation, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC.	By Reference	10-Q	August 7, 2015

4.5	First Supplemental Indenture, dated as of June 29, 2016, among the Corporation, the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent.	By Reference	8-K	July 1, 2016

4.6	Indenture, dated July 27, 2016, by and among the Corporation, the guarantors named therein and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent.	By Reference	8-K	August 1, 2016

4.7	Form of 10.000% Senior Secured Second Lien Notes due 2019.	By Reference	8-K	August 1, 2016

4.8	Notation of Guarantee executed July 27, 2016, among SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC.	By Reference	8-K	August 1, 2016

4.9	Warrant Agreement, dated as of July 27, 2016 between the Corporation and Continental Stock Transfer & Trust Company, as Warrant Agent.	By Reference	8-K	August 1, 2016

4.10	Form of Series A Warrant (included in Exhibit 4.9).	By Reference	8-K	August 1, 2016

4.11	Form of Series B Warrant (included in Exhibit 4.9).	By Reference	8-K	August 1, 2016

4.12	Registration Rights Agreement dated June 24, 2013, by and between the Corporation and CLCH, LLC.	By Reference	8-K	June 28, 2013

4.13	Registration Rights Agreement dated July 27, 2016, between the Corporation and the holders named therein.	By Reference	8-K	August 1, 2016

4.14	First Amendment dated as of August 25, 2016 to Registration Rights Agreement dated July 27, 2016, between the Corporation and the holders named therein.	By Reference	8-K	August 25, 2016

10.1	Merger Consideration Escrow Agreement dated as of June 24, 2013, by and among the Corporation, CLCH, LLC and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.2	Form of Indemnification Agreement.	By Reference	8-K	June 28, 2013

10.3	Security Agreement, dated July 2, 2014, by and among the Corporation, the guarantors named therein and U.S. Bank National Association, as noteholder collateral agent.	By Reference	8-K	July 9, 2014

10.4
Credit and Security Agreement, dated November 6, 2014, by and among SAExploration, Inc. as Borrower, the Corporation, SAExploration Sub, Inc., SAExploration Seismic Services (US), LLC, and NES, LLC as Guarantors, and Wells Fargo Bank, National Association as Lender.
		By Reference	8-K	November 12, 2014

10.5
First Amendment to Credit and Security Agreement dated as of June 29, 2016, by and among Wells Fargo Bank, National Association, SAExploration, Inc., the Corporation, SAExploration Sub, Inc., NES, LLC, and SAExploration Seismic Services (US), LLC.
		By Reference	8-K	July 1, 2016

10.6
Term Loan and Security Agreement, dated as of June 29, 2016, by and among the Corporation, as borrower, the guarantors named therein, as guarantors, the lenders, from time to time party thereto, as lenders and Delaware Trust Company, as collateral agent and administrative agent.
		By Reference	8-K	July 1, 2016

10.7
Amended and Restated Intercreditor Agreement, dated as of June 29, 2016, by and among Wells Fargo Bank, National Association, as lender and collateral agent, Wilmington Savings Fund Society, FSB, as trustee and collateral agent, Delaware Trust Company, as administrative agent, collateral agent and, upon execution of an additional indebtedness joinder and designation, the additional noteholder agent.
		By Reference	8-K	July 1, 2016

10.8	Security Agreement, dated July 27, 2016, by and among the Corporation, the guarantors named therein and Wilmington Savings Fund Society, FSB, as noteholder collateral agent.	By Reference	8-K	August 1, 2016

10.9
Additional Indebtedness Joinder and Designation, dated as of July 27, 2016, by and among Wells Fargo Bank, National Association, as ABL Agent, Wilmington Savings Fund Society, FSB, as Existing Noteholder Agent, Delaware Trust Company, as Term Agent, and Wilmington Savings Fund Society, FSB, as Additional Noteholder Agent.
		By Reference	8-K	August 1, 2016

10.10	First Amendment dated as of October 24, 2016 to Term Loan and Security Agreement, dated as of June 29, 2016.	By Reference	8-K	October 27, 2016

10.11	Form of Director and Officer Indemnification Agreement.	By Reference	8-K	August 1, 2016

10.12	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Corporation and Jeff Hastings.	By Reference (*)	8-K	August 9, 2016

10.13	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Corporation and Brian Beatty.	By Reference (*)	8-K	August 9, 2016

10.14	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Corporation and Brent Whiteley.	By Reference (*)	8-K	August 9, 2016

10.15	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Corporation and Mike Scott.	By Reference (*)	8-K	August 9, 2016

10.16	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Corporation and Darin Silvernagle.	By Reference (*)	8-K	August 9, 2016

10.17	Executive Employment Agreement, dated August 3, 2016, by and between the Corporation and Ryan Abney.	By Reference (*)	8-K	August 9, 2016

10.18	SAExploration Holdings, Inc. 2013 Non-Employee Director Share Incentive Plan.	By Reference (*)	8-K	August 19, 2013

10.19
Form of Notice of Stock Award and Agreement under the SAExploration Holdings, Inc. 2013 Non-Employee Director Share Incentive Plan between the Registrant and each of Gary Dalton, Gregory R. Monahan, Eric S. Rosenfeld and David D. Sgro.
		By Reference (*)	S-4/A	December 10, 2013

10.20	Amendment to 2013 Non-Employee Director Share Incentive Plan.	By Reference (*)	Proxy Statement	September 23, 2016

10.21	Form of SAExploration Holdings, Inc. 2016 Long-Term Incentive Plan, adopted by the Board of Directors on August 3, 2016.	By Reference (*)	8-K	August 9, 2016

10.22	Form of Notice of Stock Option Award—MIP Options and Form of Stock Option Award Agreement—MIP Options (included in Exhibit 10.21).	By Reference (*)	8-K	August 9, 2016

10.23	Form of Notice of Stock Units Award—MIP Stock Units and Form of Stock Units Award Agreement—MIP Stock Units (included in Exhibit 10.21).	By Reference (*)	8-K	August 9, 2016

14.1	Code of Ethics.	By Reference	S-1/A	April 28, 2011

21.1	List of subsidiaries.	By Reference	S-4	April 30, 2015

23.1	Consent of Pannell Kerr Forster of Texas, P.C.	Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

101.IN	XBRL Instance Document.	Herewith

101.SCH	XBRL Taxonomy Extension Scheme Document.	Herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Herewith

101.DEF	XBRL Taxonomy Extension Definition Document.	Herewith

101.LAB	XBRL Taxonomy Label Linkbase Document.	Herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Herewith
_____________________________________________
(*) Denotes compensation arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SAEXPLORATION HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
SAExploration Holdings, Inc.

We have audited the accompanying consolidated balance sheets of SAExploration Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAExploration Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 15, 2017

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$11,460	$11,300
Restricted cash	536	518
Accounts receivable, net	69,721	67,882
Deferred costs on contracts	8,644	5,135
Prepaid expenses	1,977	887
Total current assets	92,338	85,722
Property and equipment, net	42,759	61,828
Intangible assets, net	721	789
Goodwill	1,711	1,658
Deferred loan issuance costs, net	20,856	521
Accounts receivable, net, noncurrent	37,984	—
Deferred income tax assets	5,122	3,756
Other assets	164	150
Total assets	$201,655	$154,424

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,301	$16,575
Accrued liabilities	12,750	17,818
Income and other taxes payable	15,605	2,586
Borrowings under revolving credit facility	5,844	7,899
Current portion of capital leases	56	115
Deferred revenue	7,975	3,903
Total current liabilities	51,531	48,896
Borrowings under senior loan facility	29,995	—
Second lien notes, net	80,238	—
Senior secured notes, net	1,830	135,630
Long-term portion of capital leases	—	55
Deferred income tax liabilities	—	55
Total liabilities	163,594	184,636
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares outstanding	—	—
Common stock, $0.0001 par value, 55,000,000 shares authorized, and 9,358,529 and 129,269 issued and outstanding at December 31, 2016 and 2015, respectively	1	2
Additional paid-in capital	131,816	35,763
Accumulated deficit	(92,550)	(66,139)
Accumulated other comprehensive loss	(4,822)	(4,271)
Total stockholders’ equity (deficit) attributable to the Corporation	34,445	(34,645)
Noncontrolling interest	3,616	4,433
Total stockholders’ equity (deficit)	38,061	(30,212)
Total liabilities and stockholders’ equity (deficit)	$201,655	$154,424

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015
Revenue from services	$205,564	$228,137
Cost of services excluding depreciation and amortization	144,118	159,237
Depreciation and amortization included in cost of services	16,410	18,137
Gross profit	45,036	50,763
Selling, general and administrative expenses	29,253	34,542
Loss on disposal of property and equipment, net	4,542	632
Income from operations	11,241	15,589
Other income (expense):
Costs incurred on debt restructuring	(5,439)	—
Gain on early extinguishment of debt	—	3,014
Interest expense, net	(23,697)	(16,739)
Foreign exchange gain (loss), net	1,977	(4,393)
Other, net	(35)	(220)
Total other expense, net	(27,194)	(18,338)
Loss before income taxes	(15,953)	(2,749)
Provision for income taxes	6,056	2,693
Net loss	(22,009)	(5,442)
Less: net income attributable to noncontrolling interest	3,021	4,433
Net loss attributable to the Corporation	$(25,030)	$(9,875)

Net loss attributable to Corporation per common share:
Basic	$(6.13)	$(84.55)
Diluted	$(6.13)	$(84.55)

Weighted average shares:
Basic	4,083,103	116,791
Diluted	4,083,103	116,791

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2016	2015
Net loss	$(22,009)	$(5,442)
Foreign currency translation gain (loss)	(551)	91
Total comprehensive loss	(22,560)	(5,351)
Less: comprehensive income attributable to noncontrolling interest	3,021	4,433
Comprehensive loss attributable to the Corporation	$(25,581)	$(9,784)

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2016 and 2015
(In thousands, except share amounts)

	Common Shares Issued and Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)- Foreign Currency Translation	Total Corporation Stockholders’ Equity (Deficit)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2014	110,537	$2	$28,185	$(56,264)	$(4,362)	$(32,439)	$3,358	$(29,081)
Foreign currency translation	—	—	—	—	91	91	—	91
Distribution to noncontrolling interest	—	—	—	—	—	—	(3,358)	(3,358)
Employee shared-based compensation expense	—	—	861	—	—	861	—	861
Vesting of restricted stock awards	805	—	—	—	—	—	—	—
Grantee election to fund payroll taxes out of restricted stock grant	(221)	—	(85)	—	—	(85)	—	(85)
Issuance of restricted shares to non-employee directors	620	—	200	—	—	200	—	200
Exchange of senior secured notes for common stock	17,528	—	6,602	—	—	6,602	—	6,602
Net income (loss)	—	—	—	(9,875)	—	(9,875)	4,433	(5,442)
Balance at December 31, 2015	129,269	2	35,763	(66,139)	(4,271)	(34,645)	4,433	(30,212)
Foreign currency translation	—	—	—	—	(551)	(551)	—	(551)
Distribution to noncontrolling interest	—	—	—	—	—	—	(3,838)	(3,838)
Employee share-based compensation expense	—	—	1,254	—	—	1,254	—	1,254
Vesting of restricted stock awards	1,542	—	—	—	—	—	—	—
Grantee election to fund payroll taxes out of restricted stock grant	(386)	—	(9)	—	—	(9)	—	(9)
Exercise of stock options	85	—	—	—	—	—	—	—
Issuance of shares to non-employee directors	15,016	—	129	—	—	129	—	129
Common stock issued in exchange of senior secured notes for second lien notes	6,410,502	1	65,002	—	—	65,003	—	65,003
Common stock issued to participants in senior loan facility	2,803,302	—	28,425	—	—	28,425	—	28,425
Fair value of warrants issued to stockholders	—	—	1,381	(1,381)	—	—	—	—
Fractional shares cancelled in reverse stock split	(801)	—	—	—	—	—	—	—
Adjustment for reverse stock split	—	(2)	2	—	—	—	—	—
Legal costs of issuing stock associated with restructuring	—	—	(131)	—	—	(131)	—	(131)
Net income (loss)	—	—	—	(25,030)	—	(25,030)	3,021	(22,009)
Balance at December 31, 2016	9,358,529	$1	$131,816	$(92,550)	$(4,822)	$34,445	$3,616	$38,061

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015
Operating activities:
Net loss attributable to Corporation	$(25,030)	$(9,875)
Net income attributable to noncontrolling interest	3,021	4,433
Net loss	(22,009)	(5,442)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,910	18,721
Gain on early extinguishment of debt	—	(3,014)
Amortization of loan issuance costs, debt discount and debt premium	10,455	1,592
Payment in kind interest	3,619	—
Deferred income taxes	(1,322)	(1,472)
Loss on disposal of property and equipment, net	4,542	632
Share-based compensation	1,383	1,061
Bad debt expense	12	—
Unrealized loss (gain) on foreign currency transactions	(2,548)	4,137
Changes in operating assets and liabilities:
Accounts receivable	(37,421)	1,804
Prepaid expenses	(1,060)	14,888
Deferred costs on contracts	(3,489)	(607)
Accounts payable	(8,012)	(15,280)
Accrued liabilities	2,153	(804)
Income and other taxes payable	12,898	(16,908)
Deferred revenue	4,072	3,716
Other, net	(31)	200
Net cash provided by (used in) operating activities	(19,848)	3,224
Investing activities:
Purchase of property and equipment	(3,352)	(6,443)
Proceeds from sale of property and equipment	488	166
Net cash used in investing activities	(2,864)	(6,277)
Financing activities:
Borrowings under senior loan facility	29,995	—
Repayment of notes payable	—	(1,654)
Payment of senior loan facility fee, debt discount and loan issuance costs	(2,002)	(41)
Revolving credit facility borrowings	44,470	37,687
Revolving credit facility repayments	(46,525)	(29,788)
Repayments of capital lease obligations	(118)	(475)
Distribution to noncontrolling interest	(3,838)	(3,358)
Legal fees for stock issuance associated with restructuring	(131)	—
Grantee election to fund payroll taxes out of restricted stock grant	(9)	(85)
Net cash provided by financing activities	21,842	2,286
Effect of exchange rate changes on cash and cash equivalents	1,030	(255)
Net change in cash and cash equivalents	160	(1,022)
Cash and cash equivalents at the beginning of year	11,300	12,322
Cash and cash equivalents at the end of year	$11,460	$11,300

Supplemental disclosures of cash flow information:
Interest paid	$8,462	$16,225
Income taxes paid	$254	$3,314
Non-cash investing and financing activities:
Exchange of senior secured notes for common stock	$—	$6,602
Capital assets acquired included in accounts payable	$559	$—
Capital assets sold included in accounts receivable	$1,850	$—
Common stock issued to senior loan facility participants	$28,425	$—
Senior secured notes exchanged for equity	$65,003	$—
Accrued interest exchanged for second lien notes	$7,459	$—
Fair value of warrants issued to stockholders	$1,381	$—
The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 1 — NATURE OF OPERATIONS

SAExploration Holdings, Inc. and its Subsidiaries (collectively, the “Corporation”) is an internationally-focused oilfield services company offering seismic data acquisition and logistical support services in Alaska, Canada, South America, Southeast Asia, and West Africa to its customers in the oil and natural gas industry. In addition to the acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data on land, in transition zones between land and water, and offshore in depths reaching 3,000 meters, the Corporation offers a full-suite of logistical support and in-field data processing services. The Corporation operates crews around the world that utilize over 27,500 owned land and marine channels of seismic data acquisition equipment and other equipment as needed to complete particular projects. Seismic data is used by its customers, including major integrated oil companies, national oil companies and large international independent oil and gas exploration and production companies, to identify and analyze drilling prospects and maximize successful drilling. The results of the seismic surveys the Corporation conducts belong to its customers and are proprietary in nature; the Corporation does not acquire data for its own account or for future sale or maintain multi-client data libraries.

NOTE 2 — RESTRUCTURING

During the year ended December 31, 2016, the Corporation explored a range of transactions to address the Corporation's significant cash flow and liquidity difficulties and the longer term need to realign its capital structure with its current business, given the uncertainty regarding the State of Alaska tax credit program and the continued downturn in the oil and natural gas exploration sector. The effect of the uncertainty regarding the State of Alaska tax credit program and its effect on the Corporation’s cash flow and liquidity are discussed further in Note 3. On June 13, 2016, the Corporation entered into a comprehensive restructuring support agreement (the “Restructuring Support Agreement”) with holders (the “Supporting Holders”) of approximately 66% of the par value of the Corporation’s 10% senior secured notes due 2019 (the “Senior Secured Notes” and the holders thereof, the “Existing Holders”), in which the Supporting Holders and the Corporation agreed to a comprehensive restructuring of the Corporation’s balance sheet, which included the funding of up to $30 million in new capital (the “Restructuring”).

The following is a summary of the key aspects of the Restructuring:

Exchange of Senior Secured Notes for Second Lien Notes. The Corporation commenced an offer on June 24, 2016 (“Exchange Offer”) to exchange each $1 of Senior Secured Notes held by the Existing Holders for (i) $0.50 of newly issued 10% Senior Secured Second Lien Notes due 2019 (the “Second Lien Notes”) and (ii) 46.41 shares of newly issued Corporation common stock (giving effect to a 135-for-1 reverse stock split that was effected in connection with closing of the exchange offer, (the “Reverse Stock Split”)). The Exchange Offer closed on July 27, 2016 (“Closing Date”). In connection with the Exchange Offer, the Corporation also completed a consent solicitation to make certain proposed limited amendments to the terms of the indenture for the Senior Secured Notes, the related security documents and the existing intercreditor agreement to permit the Restructuring. The exchange was recognized during the third quarter of 2016. A further description of the terms of the Second Lien Notes and revised terms of the Senior Secured Notes is provided in Note 8.

New Senior Loan Facility. On June 29, 2016, the Supporting Holders and the Corporation entered into a $30 million multi-draw senior secured term loan facility (the "Senior Loan Facility"). All holders of Senior Secured Notes that participated in the Exchange Offer were also able to participate in the Senior Loan Facility. Borrowings under the Senior Loan Facility bear interest at a rate of 10% per year, payable monthly. The Senior Loan Facility has a maturity date of January 2, 2018, unless terminated earlier. As part of the consideration for providing the Senior Loan Facility, the Corporation issued to the lenders shares equal to 28.2% of the outstanding shares of its common stock as of the Closing Date, after giving effect to the Reverse Stock Split. A further description of the terms of the Senior Loan Facility is provided in Note 7.

Change in Priority of Secured Indebtedness. After the Closing Date, the priority claims of the Corporation’s secured indebtedness are (1) the revolving credit facility, which is secured by all of the existing collateral on a senior first lien priority basis, (2) the Senior Loan Facility, which is secured by all of the existing collateral on a junior first lien priority basis, (3) the Second Lien Notes, which are secured by substantially all of the existing collateral on a second lien priority basis and (4) the Senior Secured Notes, which are secured by substantially all of the existing collateral on a third lien priority basis.

Reverse Stock Split and Issuance of Common Stock. The Corporation’s stockholders approved a 135-for-1 reverse stock split that was effected on the Closing Date. After the reverse stock split, 9,213,804 shares of common stock, representing 92.69% of

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 2 — RESTRUCTURING – (continued)

the shares outstanding as of the Closing Date, were issued to the lenders under the Senior Loan Facility and to tendering holders of the Senior Secured Notes. The effect of the Reverse Stock Split on current and prior periods’ earnings per share is discussed in Note 10 and the effect on shares of common stock outstanding is discussed in Note 13.

New Board of Directors. As of the Closing Date, the Board of the Corporation was intended to be comprised of seven directors. The Board was initially six members, but the final director appointment was made on January 11, 2017. The Board now consists of: one member of senior management, four directors chosen by the Supporting Holders, including one member of senior management, one director chosen by Whitebox Advisors LLC and one director chosen by BlueMountain Capital Management, LLC. Each of Blue Mountain Capital Management, LLC and Whitebox Advisors LLC has the right to choose one director to be nominated by the Corporation for so long as each of their common stock holdings following the Closing Date exceed 10% of the total shares outstanding.

Senior Management and Share-Based Compensation. The Corporation has entered into new employment agreements with members of its existing senior management. Existing equity grants under the 2013 Long-Term Incentive Plan vested as of the Closing Date for all current participants. Additionally, the Corporation adopted a management Long Term Incentive Plan, which reserves 1,038,258 total shares of common stock for distribution to covered employees on terms as further discussed in Note 14.

Warrants. As of the Closing Date, the Corporation issued warrants to existing holders of its common stock for 4.5% of the outstanding common stock. A further description of the terms of the warrants is provided in Note 12.

Costs of Supporting Holders. The Corporation has reimbursed the Supporting Holders and any agent or trustee under the various debt documents for all accrued and unpaid fees and expenses incurred in connection with the Restructuring including the costs and expenses incurred by counsel to the Supporting Holders in connection with the Restructuring.

Effect of Restructuring on Liquidity. As discussed above, the Senior Loan Facility added up to $30.0 million in additional liquidity to the Corporation. The completion of the exchange of the Senior Secured Notes for the Second Lien Notes deferred the cash requirement for the July 2016 interest payment and at the election of the Corporation allows for the payment of interest in kind for interest covering a period of up to 12 months on the exchanged debt, with the deferred and in kind interest payments ultimately due at the maturity of the Second Lien Notes. As a consequence, the Corporation currently believes that its existing cash, cash generated from operations and other sources of working capital, such as the Revolving Credit Facility described in Note 6 and the Senior Loan Facility described in Note 7, coupled with monetization of Tax Credit certificates and the reduced need for working capital due to reductions in expenses, will be sufficient for the Corporation to meet its anticipated cash needs during 2017.

NOTE 3 — CREDIT CONCENTRATION

At December 31, 2016, the Corporation's largest account receivable from one customer was $81.6 million, representing 76% of total consolidated accounts receivable. This customer was relying on monetization of tax credits under a State of Alaska tax credit program (“Tax Credits”), either from proceeds from the State of Alaska or from third party financing sources, to satisfy the accounts receivable. There remains substantial uncertainty regarding the timing of reimbursement from the State of Alaska and the availability of third party financing to the customer, or the Corporation, in order for the Corporation to collect its accounts receivable.

Due to the customer’s inability to monetize the Tax Credits, our customer assigned $72.9 million of Tax Credits during the year ended December 31, 2016 so that we can seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. In January 2017, the customer assigned the remaining $16.1 million of Tax Credits to the Corporation. Based upon the expected timing to monetize the Tax Credits as of December 31, 2016, the Corporation has reclassified $38.0 million from current accounts receivable long term accounts receivable in the December 31, 2016 consolidated balance sheet.

In its review of approximately $30.2 million of Tax Credit applications during the audit process, the Corporation received approximately $24.4 million of Tax Credit certificates from the State of Alaska during the year ended December 31, 2016. The State of Alaska disallowed approximately $5.8 million of what the Corporation believes should otherwise be eligible expenditures. The Corporation's customer filed an appeal of this decision on October 18, 2016 seeking a reversal of the disallowed amount. During the year ended December 31, 2016, the Corporation recorded a reduction of the accounts receivable balance of $10.9 million related to the start of the monetization of Tax Credits and recorded an additional reduction of $3.5 million in 2017 through

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — CREDIT CONCENTRATION – (continued)

the date of issuance of these financial statements. The Corporation still expects additional Tax Credit certificates from the State of Alaska representing approximately $58.8 million to be issued on a rolling basis in 2017.

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

NOTE 4 — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SAExploration Holdings, Inc., its wholly-owned subsidiaries and controlled entities. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements of the Corporation have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Certain amounts in the consolidated balance sheet and consolidated statement of cash flows as of December 31, 2015 and notes to consolidated financial statements presented herein have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss attributable to the Corporation, comprehensive loss, or stockholders' equity (deficit).

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

Significant Risks and Uncertainties

The Corporation’s primary market risks include fluctuations in oil and natural gas commodity prices which affect demand for and pricing of services. Also, the Corporation conducts operations outside the United States, which exposes the Corporation to market risks from changes in exchange rates. All of the Corporation’s customers are involved in the oil and natural gas industry, which exposes the Corporation to credit risk because the customers may be similarly affected by changes in economic and industry conditions. Further, the Corporation generally provides services and extends credit to a relatively small group of key customers that account for a significant percentage of revenues and accounts receivable of the Corporation at any given time as discussed further in Note 17. Due to the nature of the Corporation’s contracts and customers’ projects, the largest customers can change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year. If any key customers were to terminate their contracts or fail to contract for future services due to changes in ownership or business strategy or for any other reason, the Corporation’s results of operations could be affected. As of December 31, 2016, a significant portion of our receivables are due from one customer as further described in Note 3.

Cash and Cash Equivalents

The Corporation considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Corporation has cash in banks which may exceed insured limits established in the United States and foreign countries. The Corporation has not experienced any losses in such accounts and management believes it is not exposed to any

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 4 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

significant credit risk on cash and cash equivalents. The Corporation conducts operations outside the United States, which exposes the Corporation to market risks from changes in exchange rates. As of December 31, 2016 and 2015, the balance of cash in subsidiaries outside of the United States totaled $5,960 and $3,275, respectively.

Restricted Cash

Restricted cash consists primarily of cash collateral for labor claims, office rental, cash in another country restricted by exchange control regulations and customs bonds.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are uncollateralized obligations recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The cyclical nature of the Corporation’s industry may affect the Corporation’s customers’ operating performance and cash flows, which could impact the Corporation’s ability to collect on these obligations. Additionally, some of the Corporation’s customers are located in certain international areas that are inherently subject to economic, political and civil risks, which may impact the Corporation’s ability to collect receivables. Approximately 19% and 26% of the Corporation's trade accounts receivable at December 31, 2016 and December 31, 2015, respectively, were from customers outside the United States. The Corporation maintains an allowance for doubtful accounts for estimated losses in its accounts receivable portfolio. It utilizes the specific identification method for establishing and maintaining the allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Deferred Revenue

Deferred revenue primarily represents amounts billed or payments received for services in advance of the services to be rendered over a future period. Deferred revenue of $7,975 and $3,903 at December 31, 2016 and 2015, respectively, consists primarily of payments for mobilization and seismic services.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 4 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Property and Equipment

Property and equipment is capitalized at historical cost and depreciated over the useful life of the asset. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets or the lesser of the lease term, as applicable. Management’s estimate of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. Useful lives and residual values of property and equipment are reviewed on an ongoing basis considering the effect of events or changes in circumstances. Repairs and maintenance, which are not considered betterments and do not extend the useful life of the property, are charged to expense as incurred. When property and equipment are retired or otherwise disposed of the asset and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is reflected in the results of operations for such period.

Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Corporation first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No long-lived assets were impaired during the years ended December 31, 2016 or 2015.

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

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 4 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

First, the fair value of the Reporting Unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the Reporting Unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of the Reporting Unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. The Corporation’s 2016 and 2015 evaluations of goodwill concluded that it was not impaired.

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

Deferred Loan Issuance Costs

Deferred loan issuance costs are amortized over the term of the related debt (which approximates amortization using the interest method) and recorded in interest expense.

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

NOTE 4 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

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
Share-Based Compensation

The Corporation records the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the requisite service period for each separately vesting tranche of an award. The amount of share-based compensation cost recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are recognized as they occur except in certain circumstances where they are required to be estimated.

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

Variable Interest Entities

The Corporation evaluates its joint venture and other entities in which it has a variable interest (a “VIE”), to determine if it has a controlling financial interest and is required to consolidate the entity as a result. The reporting entity with a controlling financial interest in the VIE will have both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefit from the VIE that could potentially be significant to the VIE. See the discussion on the Corporation’s variable interest entities in Note 15.

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

NOTE 4 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions. Measurement is based on prices or valuation models requiring inputs that are both significant to the fair value measurement and supported by little or no market activity.

The Corporation’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving credit facility and borrowings under the senior loan facility. Due to their short-term maturities, the carrying amounts of these financial instruments approximate fair value at the respective balance sheet dates. The Corporation's financial instruments also include various issuances of notes payable. There were no Corporation financial instruments measured at fair value on a recurring basis at December 31, 2016 and 2015.

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

The Corporation is currently scoping its revenue contracts to address what impact adoption of this guidance would have on its financial position, results of operations, cash flows and disclosures. There are two methods of transition permitted under the standard: the full retrospective method, in which the standard would be applied retrospectively to each prior reporting period presented; or the modified retrospective method, in which the standard would be applied to all contracts in process as of the date of initial application, with the cumulative effect of applying the standard recognized in beginning retained earnings. The Corporation currently anticipates adopting this standard using the modified retrospective method, but the Corporation continues to evaluate both transition options available under the standard. The Corporation will adopt this guidance during the first quarter of 2018.

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

NOTE 4 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Consolidation

In February 2015, the FASB issued amended guidance on the consolidation of legal entities including limited partnerships and limited liability corporations. The guidance modifies the consolidation models to be analyzed in determining whether a reporting entity should consolidate certain types of legal entities. The guidance must be applied using one of two retrospective application methods and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Corporation's adoption of this guidance had no impact on its financial position, results of operations, cash flows or disclosures.

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

NOTE 4 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Statement of Cash Flows

In August 2016, the FASB issued new guidance which clarifies the classification and presentation of certain cash flow receipts and payments on the statement of cash flows. It also requires that transactions with more than one category of classification be separated where possible or, if they are not able to be separated, be classified based on the predominant source or use of the cash flows. The new guidance includes the requirement to classify cash paid for debt prepayment or debt extinguishment costs as a financing outflow. The new guidance is effective for fiscal years beginning after December 15, 2017 for all public business entities with early adoption permitted. The Corporation has adopted the new guidance effective as of September 30, 2016 and retrospectively for all periods presented. As a result of the adoption of the new guidance, the amount of $41 was reclassified from operating activities to financing activities in the condensed consolidated statement of cash flows for the year ended December 31, 2015. Other than this reclassification, the adoption of the new guidance had no impact on the Corporation's condensed consolidated financial statements.

Income Taxes

In October 2016, the FASB issued new guidance intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under current US GAAP, the income tax consequences of intra-entity transfers of assets other than inventory are not recognized until the assets are sold to an outside party. The new guidance requires the recognition

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 4 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

of current and deferred income taxes when the intra-entity transfer of an asset other than inventory occurs. The new guidance is effective for fiscal years beginning after December 15, 2017 for all public business entities with early adoption permitted. The Corporation is currently evaluating what impact adoption of this guidance will have on its financial position, results of operations, cash flows and disclosures.

Restricted Cash

In November 2016, the FASB issued new guidance intended to reduce the diversity in classification and presentation of restricted cash on the statement of cash flows. The new guidance will require the beginning-of-period and end-of-period totals on the statement of cash flows to include restricted cash and restricted cash equivalents. The new guidance is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The Corporation does not believe the adoption of this guidance will have a material effect on the Corporation's condensed consolidated financial statements.

Goodwill

In January 2017, the FASB issued new guidance intended to simplify how an entity tests goodwill for impairment. The new guidance eliminates Step 2 from the goodwill impairment test which measured the impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of the goodwill. Under the new guidance, the impairment loss will be measured as the amount by which the reporting unit's fair value exceeds its carrying value. The new guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Corporation does not believe the adoption of this guidance will have a material effect on the Corporation's condensed consolidated financial statements.

NOTE 5 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Accounts Receivable

Accounts receivable is comprised of the following:

	December 31,
	2016	2015
Current:
Accounts receivable	$69,733	$67,882
Less allowance for doubtful accounts	(12)	—
Accounts receivable, net	$69,721	$67,882
Noncurrent:
Accounts receivable	37,984	—
Less allowance for doubtful accounts	—	—
Accounts receivable, net, noncurrent	37,984	—

Changes in the allowance for doubtful accounts were as follows:

	Years Ended December 31,
	2016	2015
Beginning balance	$—	$—
Charges to expense	12	—
Write-offs	—	—
Ending balance	$12	$—

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 5 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS – (continued)

Prepaid Expenses

Prepaid expenses include the following:

	December 31,
	2016	2015
Deposits	1,310	195
Other	667	692
Total prepaid expenses	$1,977	$887

Property and Equipment

Property and equipment is comprised of the following:

		December 31,
	Estimated Useful Life	2016	2015
Field operating equipment	3 – 10 years	$80,780	$100,001
Vehicles	3 – 5 years	15,905	16,041
Leasehold improvements	2 – 5 years	511	481
Software	3 – 5 years	2,081	1,906
Computer equipment	3 – 5 years	4,005	3,856
Office equipment	3 – 10 years	921	901
		104,203	123,186
Less: accumulated depreciation and amortization		(61,444)	(61,358)
Property and equipment, net		$42,759	$61,828

Total depreciation and amortization expense for the years ended December 31, 2016 and 2015 was $16,815 and $18,622, respectively, of which $16,410 and $18,137, respectively, was recorded in cost of services and $405 and $485, respectively, was recorded in selling, general and administrative expense.

During the year ended December 31, 2016, the Corporation sold a group of ocean bottom nodes and supporting equipment for aggregate net proceeds of $1,850 which is current reflected in our current accounts receivable and resulted in a pretax loss of $4,580.

Goodwill

Changes in the carrying value of goodwill were as follows:

Balance at December 31, 2014	$1,977
Foreign currency translation adjustment	(319)
Balance at December 31, 2015	1,658
Foreign currency translation adjustment	53
Balance at December 31, 2016	$1,711

There have been no goodwill impairment charges since the 2011 Datum Exploration Ltd. acquisition was initially recorded.

Intangible Assets

Changes in the carrying value of intangible assets and related accumulated amortization were as follows:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 5 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS – (continued)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance at December 31, 2014	$1,491	$(441)	$1,050
Amortization expense	—	(99)	(99)
Foreign currency translation adjustment	(162)	—	(162)
Balance at December 31, 2015	1,329	(540)	789
Amortization expense	—	(95)	(95)
Foreign currency translation adjustment	27	—	27
Balance at December 31, 2016	$1,356	$(635)	$721

Intangible assets consist of customer relationships recorded in connection with the 2011 Datum Exploration Ltd. acquisition. The weighted average useful life of customer relationships at December 31, 2016 and 2015 was 13 years.

Future amortization expense is as follows:

2017	$94
2018	94
2019	94
2020	94
2021	94
Thereafter	251
Total	$721

Deferred Loan Issuance Costs

Changes in deferred loan issuance costs and related accumulated amortization were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance at December 31, 2014	$852	$(48)	$804
Amortization expense	—	(283)	(283)
Balance at December 31, 2015	852	(331)	521
Senior loan facility issuance costs	30,082	—	30,082
Amortization expense	—	(9,747)	(9,747)
Balance at December 31, 2016	$30,934	$(10,078)	$20,856

Loan issuance costs incurred for the revolving credit agreement signed in November 2014 were capitalized during the year ended December 31, 2014 and are being amortized over three years. Loan issuance costs incurred for the senior loan facility signed in June 2016 were capitalized during the year ended December 31, 2016 and are being amortized over 18 months.

Accrued Liabilities

Accrued liabilities include the following:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 5 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS – (continued)

	December 31,
	2016	2015
Accrued payroll liabilities	$7,432	$5,794
Accrued interest	106	6,463
Other accrued liabilities	5,212	5,561
Total accrued liabilities	$12,750	$17,818

NOTE 6 — REVOLVING CREDIT FACILITY

On November 6, 2014, SAExploration, Inc. (“Borrower”), the Corporation and the Corporation’s other domestic subsidiaries and Wells Fargo Bank, National Association (“Lender”) entered into a Credit and Security Agreement. The credit agreement provides for a $20,000 revolving line of credit facility (the “Revolving Credit Facility”) secured by the Corporation’s and the Corporation's domestic subsidiaries' U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the credit agreement. As a result of a yearly appraisal of the orderly net liquidation value of existing eligible equipment by the Lender that occurred during the fourth quarter of 2016, our borrowing base under the Revolving Credit Facility was lowered to $9,357. The proceeds of the Revolving Credit Facility are used primarily to fund the Corporation’s working capital needs for its operations and for general corporate purposes. As of December 31, 2016 and 2015, borrowings of $5,844 and $7,899, respectively, were outstanding under the Revolving Credit Facility. The weighted average interest rate on borrowings outstanding as of December 31, 2016 was 4.00%.

Borrowings made under the Revolving Credit Facility bear interest, payable monthly, at a rate of daily three months LIBOR plus 3% (4.00% and 3.61% at December 31, 2016 and 2015, respectively). The Revolving Credit Facility has a maturity date of November 6, 2017, unless terminated earlier. The Corporation may request, and the Lender may grant, an increase to the maximum amount available under the Revolving Credit Facility in minimum increments of $1,000 not to exceed an additional $10,000 in the aggregate, so long as certain conditions as described in the credit agreement are met. The Corporation currently does not meet those conditions.

The credit agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee, which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Revolving Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of December 31, 2016 and 2015, letters of credit totaling $0 and $100, respectively, were outstanding under the sub-facility.

Under the Revolving Credit Facility, borrowings are subject to borrowing base availability and may not exceed 85% of the amount of eligible accounts receivable, as defined, plus the lesser of $20,000 or 85% of the orderly net liquidation value of existing eligible equipment per appraisal and 85% of hard costs of acquired eligible equipment, less the aggregate amount of any reserves established by the Lender. As noted above, this process resulted in lowering our borrowing base to $9,357. If borrowings under the Revolving Credit Facility exceed $5,000, the Corporation is subject to minimum rolling 12 months EBITDA requirements of $20,000 on a consolidated basis and $8,000 on the Corporation’s operations in the State of Alaska.

The credit agreement contains covenants including, but not limited to (i) commitments to maintain and deliver to the Lender, as required, certain financial reports, records and other items, (ii) subject to certain exceptions under the credit agreement, restrictions on the ability of the Corporation to incur indebtedness, create or incur liens, enter into fundamental changes to corporate structure or to the nature of the business of the Corporation, dispose of assets, permit a change in control, acquire non-permitted investments, enter into affiliate transactions or make distributions, (iii) maintain the minimum EBITDA specified above and (iv) maintain eligible equipment, as defined, located in the State of Alaska with a value of at least 75% of the value of such equipment plus the value of equipment outside the United States which would be otherwise eligible under the credit agreement. The credit agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. The Corporation is in compliance with the credit agreement covenants as of December 31, 2016.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 6 — REVOLVING CREDIT FACILITY – (continued)

In connection with the Restructuring discussed in Note 2, the Corporation and Lender entered into an amendment to the Revolving Credit Facility on June 29, 2016, to permit the entry into and borrowings under the Senior Loan Facility, the issuance of the Second Lien Notes, the entry into an amended and restated Intercreditor Agreement, the amendments to the existing security agreement and any necessary amendments to the collateral agreements relating to the Senior Secured Notes and consented to and waived any and all defaults or events of default resulting directly from the Restructuring. In connection with the execution of the amendment, the Corporation paid $54 in fees which were charged to selling, general and administrative expenses in the year ended December 31, 2016.

NOTE 7 — SENIOR LOAN FACILITY

On June 29, 2016, the Corporation, as borrower, and each of the Corporation’s domestic subsidiaries, as guarantors (the “Guarantors”), entered into the Senior Loan Facility with the Supporting Holders of the Senior Secured Notes. In addition to the Supporting Holders, one additional holder of the Senior Secured Notes subsequently elected to participate as a lender in the Senior Loan Facility based on their proportionate ownership of the Senior Secured Notes as discussed in Note 19. The Senior Loan Facility provides funding up to a maximum amount of $30,000. Under the terms of the Senior Loan Facility, $15,000 became immediately available and the remaining $15,000 became available for borrowing based upon receipt by the Corporation of Alaska Tax Credits of not less than $25,000. On October 24, 2016, the lenders amended the Senior Loan Facility to waive the Alaska Tax Credit requirement, thereby allowing the Corporation to immediately access the remaining $15,000 availability. Under the terms of the Senior Loan Facility, the remaining availability can be borrowed on up to three separate dates. As of December 31, 2016 borrowings of $29,995 were outstanding under the Senior Loan Facility. The Senior Loan Facility is secured by a junior first lien on the Corporation's accounts receivable, which includes the Tax Credits and certificates evidencing the Tax Credits. Those Tax Credits and certificates are also pledged on a senior first lien basis to the Lender under the Revolving Credit Facility.   Any proceeds from monetizing the Tax Credits or Tax Credit certificates are paid into an account at the Lender under the Revolving Credit Facility and automatically reduce the amount the Corporation has borrowed under our revolving line of credit.  The Senior Loan Facility requires that once the Corporation has received $15 million in proceeds from the Tax Credits or Tax Credit certificates, unless waived by the lenders (or individual lenders) under the Senior Loan Facility, mandatory payments of proceeds from the Tax Credits or certificates must be made to reduce the amount outstanding under the Senior Loan Facility.

Borrowings under the Senior Loan Facility bear interest at a rate of 10% per year, payable monthly. The Senior Loan Facility has a maturity date of January 2, 2018, unless terminated earlier. In connection with the borrowing, costs totaling $30,082 were recorded as a deferred loan issuance cost on the balance sheet in the year ended December 31, 2016. The deferred loan issuance costs recorded in 2016 included a $600 facility fee, legal and investment banking costs, and $28,425 for the fair value of 2,803,302 shares of the Corporation's common stock issued to the lenders on July 27, 2016. The fair value of the common stock was determined using the probability-weighted expected return method based on a combination of the income and market approaches and a mergers and acquisition scenario. The deferred loan issuance costs are being amortized on a straight line basis over the term of the Senior Loan Facility.

The Senior Loan Facility is secured by substantially all of the collateral securing the obligations under (i) the Revolving Credit Agreement (ii) the Senior Secured Notes and (iii) the Second Lien Notes, including the receivable due to the Corporation discussed in Note 3. This security interest is junior to the security interest in such collateral securing the obligations under the Revolving Credit Facility and senior to the security interests in such collateral securing the obligations under the Second Lien Notes and the Senior Secured Notes.

The Senior Loan Facility contains negative covenants that restrict the Corporation’s and the Guarantors’ ability to incur indebtedness, create or incur liens, enter into fundamental changes to the Corporation’s corporate structure or to the nature of the Corporation’s business, dispose of assets, permit a change in control to occur, make certain prepayments, other payments and distributions, make certain investments, enter into affiliate transactions or make certain distributions, and requires that the Corporation maintain and deliver certain financial reports, projections, records and other items. The Senior Loan Facility also contains customary representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Senior Loan Facility agent and the lenders, and customary events of default. The Corporation was in compliance with the Senior Loan Facility covenants as of December 31, 2016.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 7 — SENIOR LOAN FACILITY – (continued)

On June 29, 2016, the Corporation, the guarantors party thereto (the “Existing Notes Guarantors”) and Wilmington Savings Fund Society, FSB (successor to U.S. Bank National Association), as trustee for the Senior Secured Notes (the “Existing Trustee”), entered into a first supplemental indenture (the “Supplemental Indenture”) to the indenture governing the Senior Secured Notes (the “Existing Indenture”). The Supplemental Indenture modified the Existing Indenture to, among other things, permit the incurrence of additional secured indebtedness pursuant to the Senior Loan Facility and the issuance of the Second Lien Notes in the Exchange Offer. The Supplemental Indenture includes additional changes necessary to give effect to the Restructuring and directed the Existing Trustee, in its capacity as noteholder collateral agent for the Senior Secured Notes, to enter into the Amended and Restated Intercreditor Agreement and the amendment to the Existing Security Agreement, each as described below, on behalf of the Existing Holders. The material terms of the Existing Indenture, other than the amendments summarized above, remain substantially as set forth in the Existing Indenture.

On June 29, 2016, Wells Fargo, in its capacity as lender and collateral agent under the Revolving Credit Facility, Wilmington Savings Fund Society, FSB (successor to U.S. Bank National Association), in its capacity as trustee and collateral agent for the Senior Secured Notes ("Noteholder Collateral Agent"), and Delaware Trust Corporation, in its capacity as administrative agent and collateral agent for the Senior Loan Facility, amended and restated the Intercreditor Agreement, dated as of November 6, 2014, by and between Wells Fargo and Wilmington Savings Fund Society, FSB (as successor to U.S. Bank National Association) (the “Existing Intercreditor Agreement” and as amended and restated, the “Amended and Restated Intercreditor Agreement”), to govern the relationship of the Existing Holders, the holders of Second Lien Notes, and the lenders under the Corporation’s Revolving Credit Facility and Senior Loan Facility, with respect to the collateral and certain other matters. The Amended and Restated Intercreditor Agreement, among other things, modifies the terms of the Existing Intercreditor Agreement to (i) establish the relative priorities, rights, obligations and remedies with respect to the collateral among the Existing Holders, the holders of the Second Lien Notes, the lenders under the Revolving Credit Facility, the lenders under the Senior Loan Facility, the holders of future debt that is permitted to share the security interests currently held by them and the collateral agents of the foregoing (collectively, the “Secured Parties”); and (ii) modify the terms of the Existing Intercreditor Agreement to permit the holders of obligations under the Senior Loan Facility and the Second Lien Notes to share the security interests currently held by the Existing Holders and Wells Fargo as the lender under the Revolving Credit Facility as follows:

•	the obligations under the Revolving Credit Facility are secured by all of the existing collateral on a senior first lien priority basis;

•	the obligations under the Senior Loan Facility are secured by all of the existing collateral on a junior first lien priority basis;

•	the obligations under the Second Lien Notes are secured by substantially all of the existing collateral on a second lien priority basis; and

•	the obligations under the Senior Secured Notes are secured by substantially all of the existing collateral on a third lien priority basis.

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

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 7 — SENIOR LOAN FACILITY – (continued)

On June 29, 2016, the Corporation and the Senior Secured Notes Guarantors, as pledgors, also entered into an amendment (the “Security Agreement Amendment”) to the Security Agreement, dated as of July 2, 2014 (as amended from time to time, the “Existing Security Agreement”), with Wilmington Savings Fund Society, FSB, as Noteholder Collateral Agent for the Senior Secured Notes. The Security Agreement Amendment introduced conforming changes to reflect the provisions incorporated into the Amended and Restated Intercreditor Agreement.

NOTE 8 — NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2016	2015
10% second lien notes due 2019:
Carrying value, including paid-in-kind interest of $3,619 and unamortized premium of $394	$80,536	$—
Debt discount, net of accumulated amortization of $47	(298)	—
Total second lien notes outstanding	80,238	—
10% senior secured notes due 2019:
Principal outstanding	$1,872	$140,000
Unamortized deferred loan issuance costs, net of accumulated amortization of $43 as of December 31, 2016 and $1,978 as of December 31, 2015	(42)	(4,370)
Total senior secured notes outstanding	1,830	135,630
Total notes payable outstanding (long-term)	82,068	135,630

Senior Secured Notes

On July 2, 2014, the Corporation entered into an Indenture ("Indenture") under which it issued $150,000 of senior secured notes due July 15, 2019, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. On June 19, 2015, all outstanding senior secured notes were exchanged for an equal amount of new senior secured notes ("Senior Secured Notes"), which are substantially identical in terms to the existing senior secured notes except that the Senior Secured Notes are registered under the Securities Act.

The Senior Secured Notes bear interest at the annual rate of 10% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. The proceeds from the original issuance of the Senior Secured Notes were used to pay the amounts outstanding under the 2012 Credit Agreement, pay the note payable to the Corporation's former common stockholders, pay related fees and expenses, fund the purchase of equipment related to the Corporation’s Alaska operations, and for general corporate purposes.

On August 26, 2015, the Corporation entered into a privately-negotiated exchange agreement with certain funds managed by Fidelity Management & Research Company ("Holders") to exchange $10,000 principal amount of Senior Secured Notes ("Exchanged Notes") for 2,366,307 shares of the Corporation’s common stock ("Exchanged Stock"), as determined using a 30-day volume weighted average share price as of August 26, 2015. In connection with the exchange, the Corporation paid all accrued unpaid interest on the Exchanged Notes to the Holders in cash, and the Exchanged Notes were canceled. The Exchanged Stock was valued at $6,602 based on the $2.79 average share price on August 27, 2015, the closing date of the exchange. The exchange resulted in a gain on early extinguishment of debt of $3,014 in the year ended December 31, 2015, consisting of the difference between the principal amount of the Exchanged Notes less the fair value of the Exchanged Stock, reduced by the Exchanged Notes prorata portion of the Senior Secured Notes unamortized deferred loan issuance costs on the closing date of $343 and legal fees of $41.

The Corporation has the right to redeem some or all of the Senior Secured Notes at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, together with accrued and unpaid interest to, but not including, the redemption date, if redeemed on or after January 15, 2017 as indicated:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 8 — NOTES PAYABLE – (continued)

Period	Percentage
On or after January 15, 2017 and prior to July 15, 2017	107.5%
On or after July 15, 2017 and prior to July 15, 2018	105.0%
On and after July 15, 2018	100.0%

Subject to certain exceptions, upon the occurrence of a Change of Control (as defined in the Indenture), each holder of Senior Secured Notes will have the right to require the Corporation to purchase that holder’s Senior Secured Notes for a cash price equal to 101% of the principal amounts to be purchased, plus accrued and unpaid interest to the date of purchase. Upon the occurrence of an Asset Sale (as defined in the Indenture), each holder of Senior Secured Notes will have the right to require the Corporation to purchase that holder’s Senior Secured Notes for a cash price equal to 100% of the principal amounts to be purchased, plus accrued and unpaid interest to the date of purchase from any proceeds from the Asset Sale in excess of $7.5 million that are not otherwise used by the Corporation to either reduce its debt, reinvest in assets or acquire a permitted business.

The Indenture, which was amended in connection with the Exchange Offer described below, contains covenants which include limitations on the Corporation's ability to: (i) transfer or sell assets; (ii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iii) incur or guarantee additional indebtedness or, with respect to the Corporation's restricted subsidiaries, issue preferred stock; (iv) create or incur liens; (v) incur dividend or other payment restrictions affecting its restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of its or its subsidiaries’ assets; (vii) enter into transactions with affiliates; (viii) engage in business other than its current business and reasonably related extensions thereof; and (ix) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Senior Secured Notes. The Corporation is in compliance with the Indenture covenants as of December 31, 2016.

Exchange of Senior Secured Notes for 10% Second Lien Notes

As discussed in Note 2, the Corporation commenced an offer on June 24, 2016 to exchange each $1 of the Senior Secured Notes for (i) $0.50 of newly issued 10% Senior Secured Second Lien Notes due 2019 and (ii) 46.41 shares of newly issued Corporation common stock (giving effect to a 135-for-1 reverse stock split that was effected in connection with closing of the Exchange Offer). The Exchange Offer closed on July 27, 2016. On the Closing Date, a total of $138,128 face value of the Senior Secured Notes were exchanged for (i) $76,523 Second Lien Notes, including $7,459 Second Lien Notes representing accrued and unpaid interest and (ii) 6,410,502 shares of Corporation common stock.

The exchange was accounted for as a modification during the year ended December 31, 2016. The Second Lien Notes were recorded at the net carrying value of the Senior Secured Notes exchanged of $134,522, less the fair value of the Corporation common stock issued to participating noteholders of $65,003, plus the accrued and unpaid interest of $7,459 included in the exchange. The resulting $455 excess of carrying value over face value of the Second Lien Notes is being amortized to interest expense over the term of the Second Lien Notes. The fair value of the common stock was determined using the probability-weighted expected return method based on a combination of the income and market approaches and a mergers and acquisition scenario. Costs incurred by the participating noteholders during the exchange of $345 were recognized as debt discount and are being amortized over the term of the Second Lien Notes.

In connection with the Exchange Offer, the Corporation also completed a consent solicitation to make certain proposed limited amendments to the terms of the indenture for the Senior Secured Notes, the related security documents and the existing intercreditor agreement to permit the Restructuring as discussed in Note 7. The Second Lien Notes terms are substantially similar to the Senior Secured Notes with the following modifications:

•
The Second Lien Notes have a maturity date of September 24, 2019, provided that, if any of the Senior Secured Notes remain outstanding as of March 31, 2019, the maturity date of the Second Lien Notes will become April 14, 2019 upon the vote of the holders of a majority of the then-outstanding Second Lien Notes.

•	The liens securing the Second Lien Notes are junior to the liens securing the Senior Loan Facility and senior to the liens securing the Senior Secured Notes after the Closing Date.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 8 — NOTES PAYABLE – (continued)

•
In addition to the exchange consideration, each participating holder received accrued and unpaid interest on its tendered Senior Secured Notes that were accepted for exchange from their last interest payment date of January 15, 2016 to, but not including, the settlement date, which was paid in the form of Second Lien Notes with a principal amount equal to the amount of such accrued and unpaid interest totaling $7,459.

•
Interest on the Second Lien Notes is payable quarterly. The Corporation may elect to pay interest on the Second Lien Notes in kind with additional Second Lien Notes for the first twelve months of interest payment dates following the Closing Date, provided that, if the Corporation makes this election, the interest on the Second Lien Notes for such in kind payments will accrue at a per annum rate 1% percent higher than the cash interest rate of 10%. The Corporation elected to pay interest during the year ended December 31, 2016 of $3,619 in kind.

•
The Second Lien Notes have a special redemption right at par of up to $35 million of the issuance to be paid out of the proceeds of the Alaska Tax Credit certificates and is conditioned upon payment in full of the Revolving Credit Facility and the Senior Loan Facility.

•
The Second Lien Notes include a make-whole provision requiring that if the Second Lien Notes are accelerated or otherwise become due and payable prior to their stated maturity due to an Event of Default (including but not limited to a bankruptcy or liquidation of the Corporation (including the acceleration of claims by operation of law)), then the applicable premium payable with respect to an optional redemption will also be immediately due and payable, along with the principal of, accrued and unpaid interest on, the Second Lien Notes and constitutes part of the obligations in respect thereof as if such acceleration were an optional redemption of the Second Lien Notes, in view of the impracticability and extreme difficulty of ascertaining actual damages and by mutual agreement of the parties as to a reasonable calculation of each holder’s lost profits as a result thereof.

Future Principal Payments for Notes Payable

Required future principal payments for notes payable outstanding at December 31, 2016 are as follows during the years ending December 31:

Amount
2017	$—
2018	—
2019	82,014
2020	—
2021	—
Thereafter	—
Total	$82,014

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 9 — LEASES

Capital Leases

The Corporation leases certain machinery and equipment under agreements that are classified as capital leases. As of December 31, 2016, the future minimum lease payments required under the capital leases and the present value of the net minimum lease payments for the years ending December 31 are as follows:

Amount
2017	$58
2018	—
2019	—
2020	—
2021	—
Thereafter	—
Total minimum lease payments	58
Less: amount representing interest	(2)
Present value of net minimum lease payments	56
Less: current maturities of capital lease obligations	(56)
Long-term capital lease obligations	$—

Assets recorded under capital leases and included in property and equipment in the Corporation’s consolidated balance sheets consist of the following:

	December 31,
	2016	2015
Vehicles	92	373
Office equipment	106	102
Total cost of property and equipment under capital leases	198	475
Less: accumulated amortization	(92)	(256)
Property under capital leases, net	$106	$219

Operating Leases

The Corporation has several noncancelable operating leases, primarily for office, warehouse space, and corporate apartments that are set to expire over the next five years. These leases generally contain renewal options for a one-year period and require the Corporation to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2016 and 2015 was $23,269 and $7,288, respectively.

As of December 31, 2016, future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the years ending December 31 are as follows:

Amount
2017	$2,685
2018	2,062
2019	1,302
2020	202
2021	—
Thereafter	—
Total future minimum lease payments	$6,251

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 10 — EARNINGS PER SHARE

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

The computation of basic and diluted net loss per share is as follows:

	Net Loss Attributable to the Corporation	Shares	Per Share
Year Ended December 31, 2016:
Basic loss per share	$(25,030)	4,083,103	$(6.13)
Effect of dilutive securities	—	—	—
Diluted loss per share	$(25,030)	4,083,103	$(6.13)

Year Ended December 31, 2015:
Basic loss per share	$(9,875)	116,791	$(84.55)
Effect of dilutive securities	—	—	—
Diluted loss per share	$(9,875)	116,791	$(84.55)

Options to purchase 311,477 and 1,790 shares of common stock were excluded from the calculation of diluted net loss per share for the years ended December 31, 2016 and 2015, respectively, since the option exercise price was higher than the weighted average share price during the period the options were outstanding, thus being anti-dilutive. Unvested restricted stock units representing 21,668 and 1,610 issuable shares were excluded from the calculation of diluted net loss per share for the years ended December 31, 2016 and 2015, respectively, since they were anti-dilutive. Warrants to purchase 308,752 and 4,310 shares of common stock were excluded from the calculation of diluted net loss per share for the years ended December 31, 2016 and 2015, respectively, since the warrant exercise price was higher than the weighted average share price during the respective periods, thus being anti-dilutive.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 11 — INCOME TAXES

Income (loss) before income taxes attributable to U.S. (including its foreign branches) and foreign operations are as follows:

	Years Ended December 31,
	2016	2015
U.S.	$(29,867)	$15,263
Foreign	13,914	(18,012)
Total	$(15,953)	$(2,749)

No income taxes are attributable to the noncontrolling interest.

The provision for income taxes shown in the consolidated statements of operations and comprehensive loss consists of current and deferred expense (benefit) as shown in the following table:

	Years Ended December 31,
	2016	2015
Current income tax expense:
U.S. – federal and state	$102	$242
Foreign	7,276	3,923
Total current income tax expense	7,378	4,165
Deferred income tax benefit:
U.S. – federal and state	—	—
Foreign	(1,322)	(1,472)
Total deferred income tax benefit	(1,322)	(1,472)
Total provision for income taxes	$6,056	$2,693

A reconciliation of the provision for income tax expense (benefit) expected at the U.S. federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2016	2015
Expected income tax benefit at 35%	$(5,583)	$(962)
Effects of expenses not deductible for tax purposes	(1,878)	2,850
Tax effect of valuation allowance on deferred tax assets	7,115	414
Effects of differences between U.S. and foreign tax rates, net of federal benefit	6,020	(917)
Foreign withholding and AMT	667	1,501
Rate changes	(285)	—
Other adjustments	—	(193)
Provision for income taxes	$6,056	$2,693

The net deferred tax assets consist of the following:

	December 31,
	2016	2015
Noncurrent deferred tax asset, net	$5,122	$3,756
Noncurrent deferred tax liability, net	—	(55)
Net deferred tax asset	$5,122	$3,701

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 11 — INCOME TAXES – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2016	2015
Deferred tax assets:
Deferred charges	$1,553	$1,316
Stock compensation expense	237	98
Other accruals	4,421	2,427
Research and development credits	160	2,406
Capital lease obligation	134	134
Foreign tax credit and AMT credit carry forwards	2,087	13,188
Financing costs	453	1,974
Unrealized loss on foreign currency transactions	700	914
Net operating loss carry forwards	15,668	14,093
Total deferred tax assets	25,413	36,550
Less: valuation allowance	(16,890)	(26,137)
Total deferred tax assets, net	8,523	10,413
Deferred tax liabilities:
Property and equipment	(3,061)	(6,372)
Intangible assets	(340)	(340)
Total deferred tax liabilities	(3,401)	(6,712)
Net deferred tax assets	$5,122	$3,701

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Corporation has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. From its evaluation, the Corporation has concluded that based on the weight of available evidence, it is not more likely than not to realize the benefit of its deferred tax assets recorded in the United States, Malaysia, Brazil and Canada at December 31, 2016. Accordingly, the Corporation had a valuation allowance totaling $16,890 and $26,137 at December 31, 2016 and 2015, respectively. Should the factors underlying management’s analysis change, future valuation adjustments to the Corporation’s net deferred tax assets may be necessary. The valuation allowance was decreased by $9,247 and increased by $414 during the years ended December 31, 2016 and 2015, respectively.
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
The details of the Corporation’s tax attributes are shown below:

	December 31,
Net Operating Loss Carryforwards:	2016	2015
United States	$22,505	$17,752
Canada	6,117	5,408
Malaysia	5,726	5,726
Brazil	5,149	6,894
Others	—	7,038
Total	$39,497	$42,818

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 11 — INCOME TAXES – (continued)

	December 31,
Foreign Tax Credits Carryforwards:	2016	2015
United States	$100	$11,604
Canada	654	641
United Kingdom	727	356
Total	$1,481	$12,601

	December 31,
Net Deferred Tax Assets:	2016	2015
Bolivia	$1,368	$1,467
Canada	—	—
Colombia	2,249	1,735
Malaysia	233	(55)
Peru	1,272	554
Total	$5,122	$3,701

Uncertain tax positions and the related interest and penalties are provided for based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent interest and penalties are assessed with respect to the uncertain tax positions, amounts accrued are reflected as income tax expense. Based on the Corporation’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Corporation’s consolidated financial statements during the years ended December 31, 2016 and 2015.

The Corporation had no accrued interest and penalties included in accrued expenses as of December 31, 2016 and 2015. Interest and penalties recognized as expense amounted to $11 and $135 for the years ended December 31, 2016 and 2015, respectively.
Net Operating Losses

Due to the Restructuring, the Corporation's U.S. federal tax net operating loss ("NOL") carryforwards, foreign tax credits ("FTC") carryforwards and Research and Development Credits ("R&D") carryforwards were subject to Section 382 and Section 383 annual limitations due to the ownership changes from the Restructuring. The Corporation determined some of the carryforwards will expire unutilized and were written down from the deferred tax assets against a full valuation allowance.

As of December 31, 2016, the Corporation had U.S. federal tax NOL carryforwards of approximately $22,505, which begin to expire in fiscal year 2034. These NOL carryforwards, subject to certain requirements and restrictions, including limitations on their use in the event of future ownership changes, may be used to offset future taxable income and thereby reduce the Corporation’s U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its NOL carryforwards to reduce its tax liability.
NOTE 12 — WARRANTS

Trio Merger Corp. Warrants

The Corporation sold warrants ("Trio Merger Corp. Warrants") for the purchase of an aggregate of 103,703 shares of the Corporation's common stock at the exercise price of $1,012.50 in the following transactions (adjusted for the effect of the reverse stock split):

•
In a private sale in February 2011, the Corporation sold 48,148 units, with each unit consisting of one share of common stock and one warrant, to the holders of the Corporation's common stock prior to its initial public offering ("Private Warrants").

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 12 — WARRANTS – (continued)

•
In a private sale in February 2011, the Corporation sold 4,444 warrants to EarlyBirdCapital, Inc., the representative of the underwriters for the Corporation’s initial public offering, and its designees ("Private Warrants").

•	In its initial public offering in June 2011, the Corporation closed the sale of 44,444 units, with each unit consisting of one share of common stock and one warrant ("Public Warrants").

•
Pursuant to an over-allotment option granted to the underwriters, the Corporation sold an additional 6,667 units in June 2011, with each unit consisting of one share of common stock and one warrant ("Public Warrants").

The units, consisting of one share of common stock and one warrant, were mandatorily separated into their component parts effective March 26, 2012. Following the completion of a business combination, the Corporation then could call the Public Warrants for redemption at $0.01 per warrant if the last sale price of the Corporation's common stock equals or exceeds $1,687.50 per share, for any 20 trading days within a 30 consecutive trading day period. If the Warrants were called for redemption, the Corporation had the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis".  The terms of the Private Warrants and Convertible Debt Warrants are identical to the Public Warrants, except that such warrants are exercisable for cash or on a “cashless basis,” at the holder’s option, and are not redeemable by the Corporation, in each case so long as the warrants are still held by the initial purchasers or their affiliates.

Concurrent with the Closing of the Merger in June 2013, the Corporation, with the written consent of the majority of the holders of the then outstanding warrants, entered into an amendment to the warrant agreement with Continental Stock Transfer & Trust Company, as warrant agent for all Trio Merger Corp. Warrants, to (i) increase the exercise price of the warrants from $1,012.50 to $1,620.00 per share of the Corporation’s common stock and (ii) increase the redemption price of the warrants from $1,620.00 to $2,025.00 per share of the Corporation’s common stock.

On January 7, 2014, the Corporation commenced an offer to exchange the Trio Merger Corp. Warrants for its common stock in a cashless transaction ("Warrant Exchange"). Each warrant holder had the opportunity to receive one share of the Corporation's common stock in exchange for every ten outstanding warrants tendered by the holder and exchanged pursuant to the Warrant Exchange. After completion of the Warrant Exchange, 4,310 (adjusted for the effect of the reverse stock split) of the original Trio Merger Corp. Public Warrants, with an expiration date of June 24, 2016 and an exercise price of $1,620.00 were outstanding. As of December 31, 2015, there were 4,310 Trio Merger Corp. Public Warrants outstanding. The Trio Merger Corp. Public Warrants expired unexercised on June 24, 2016 and no remaining Trio Merger Corp. Public Warrants remain outstanding at December 31, 2016.

Former SAE Warrants

Two classes of warrants were issued in 2012 convertible into an aggregate of 2% of Former SAE’s common stock deemed outstanding at the time of the exercise, including any securities or contracts of a dilutive nature, whether or not exercisable at the time of the determination. The warrants have an exercise price of $0.01 a share. A portion of the merger consideration payable at Closing was allocable to certain derivative securities of Former SAE that were not converted or exchanged prior to the Merger. As of December 31, 2016, a total of 200 shares of common stock were held in escrow pending the conversion or exercise of those derivative securities (the “Merger Consideration Escrow”). The escrow agreement provides that CLCH, LLC ("CLCH"), as nominee of the Corporation, will have voting control over all shares of the Corporation's common stock held in the Merger Consideration Escrow.

Series A and Series B Warrants

As an element of the Restructuring discussed in Note 2, on the Closing Date, the Corporation granted to stockholders of record on July 26, 2016, 154,376 Series A Warrants and 154,376 Series B Warrants (together, the "Warrants") to purchase shares of the Corporation's common stock. Each Warrant entitles the holder to purchase one share of the Corporation's common stock. The Series A Warrants and Series B Warrants have exercise prices of $10.30 and $12.88, respectively, and expire on July 27, 2021. The Warrants will become exercisable 30 days in advance of their expiration date contingent upon the receipt by the Corporation of Tax Credit certificates in a face amount of at least $25 million issued by the State of Alaska to the Corporation. The warrants were accounted for in equity and recorded at a fair value of $1,381 during the year ended December 31, 2016.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 13 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Corporation is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Corporation’s Board of Directors. As of December 31, 2016 and December 31, 2015, there are no shares of preferred stock issued or outstanding.
Common Stock

The Corporation is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. On June 15, 2016, the Corporation’s board of directors authorized a 135-for-1 reverse split of the outstanding common stock effective as of the Closing Date of the Restructuring. All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented. As of December 31, 2016, a total of 9,358,529 shares were issued and outstanding.

Merger Indemnification Escrow

In connection with the Merger, 4,041 shares of Corporation common stock issued to Former SAE stockholders at Closing were deposited in escrow to secure the indemnification obligations under the Merger Agreement. As of May 23, 2016, the remaining escrowed shares were released to the Former SAE stockholders.
NOTE 14 — SHARE-BASED COMPENSATION

Non-Employee Director Share Incentive Plan

Effective November 1, 2013, stockholders approved the Corporation’s non-employee director share incentive plan, which provides for discretionary grants of stock awards to the Corporation’s independent non-employee directors as determined by the Corporation’s board of directors. The 2013 Non-Employee Director Plan was amended effective November 3, 2016 to increase the number of shares of the Corporation's common stock available for issuance under the plan from 2,962 (after taking into account the 135-for-1 reverse stock split of the Corporation's common stock effected on July 27, 2016) to 400,000 shares. The awards may take the form of unrestricted or restricted shares of the Corporation’s unissued common stock or options to purchase shares of the Corporation’s unissued common stock. Of the 400,000 shares of common stock reserved for issuance under the 2013 Non-Employee Director Plan, 383,787 shares remain available for issuance as of December 31, 2016.

During 2016, 15,016 restricted shares were issued under the plan which vested immediately upon issuance, resulting in share-based compensation expense of $129 for the year ended December 31, 2016. The restricted shares granted and vested had a weighted-average grant date fair value of $8.54. During 2015, 620 restricted shares were issued under the plan which vested immediately upon issuance, resulting in share-based compensation expense of $200 for the year ended December 31, 2015. The restricted shares granted and vested had a weighted-average grant date fair value of $322.65. Share-based compensation expense for the 2013 Non-Employee Director Plan is reported under selling, general and administrative expense.

2013 Long-Term Incentive Compensation Plan

On June 21, 2013, the stockholders approved the Corporation’s 2013 Long-Term Incentive Compensation Plan ("2013 Plan") for the benefit of certain employees performing services for the Corporation. The 2013 Plan reserved up to 5,870 unissued shares of Corporation common stock for issuance in accordance with the 2013 Plan’s terms including a maximum of up to 2,935 shares that could have been issued pursuant to awards of restricted stock. On June 29, 2015, the initial awards were granted under the 2013 Plan of 1,790 stock options with an exercise price of $556.20 and 2,416 restricted stock units. The awards originally had vesting terms of one-third on each of ninety days, one year, and two years after the date of grant. As an element of the Restructuring discussed in Note 2, the Corporation terminated the 2013 Plan and all outstanding awards thereunder immediately vested and converted into shares of the Corporation's Common Stock. As a result of the accelerated vesting, the Corporation charged the remaining unrecognized compensation expense on existing awards to the results of operations during the year ended December 31, 2016.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 14 — SHARE-BASED COMPENSATION – (continued)

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

The 2016 Plan provides for awards of stock options, stock appreciation rights, restricted shares, stock units and performance cash awards. The 2016 Plan reserves 1,038,258 shares of common stock for distribution to covered employees, including a maximum of 519,129 shares that were reserved for issuance pursuant to awards of restricted stock or stock units. On September 26, 2016, 311,477 stock units and stock options for 311,477 shares of Corporation common stock at an exercise price of $10.19 were granted under the 2016 Plan (the "MIP Awards").

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

Share-Based Compensation Expense

Share-based compensation expense for stock option, restricted stock and restricted stock unit awards was as follows:

	Years Ended December 31,
	2016	2015
Cost of services	$—	$—
Selling, general and administrative expenses	1,383	1,061
Total share-based compensation expense	1,383	1,061
Income tax benefit	(484)	(371)
Increase in net loss	$899	$690

Increase in net loss per share:
Basic	$0.22	$5.91
Diluted	$0.22	$5.91

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 14 — SHARE-BASED COMPENSATION – (continued)

Stock Options

A summary of stock option activity for the year ended December 31, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,790	$556.20		9.5	$—
Granted	311,477	$10.19	$3.89
Exercised	(85)	$556.20			(45)
Forfeited	(1,705)	$556.20
Expired	—	$—
Outstanding at December 31, 2016	311,477	$10.19		9.7	$—
Exercisable at December 31, 2016	—	$—		0.0	$—

The total grant date fair value of stock options awarded during the years ended December 31, 2016 and 2015 was $1,212 and $359, respectively. The total fair value of stock options vested during the years ended December 31, 2016 and 2015 was $3 and $120, respectively.

The Corporation computes the fair value of each stock option on the date of grant using a Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used in the Black-Scholes pricing model for the years ended December 31, 2016 and 2015: :

	2016	2015
Expected volatility	60.7%	52.3%
Expected lives (in years)	5.9	5.5
Risk-free interest rate	1.2%	1.8%
Expected dividend yield	—%	—%

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

At December 31, 2016, there was approximately $987 of unrecognized compensation expense for unvested stock option awards with a weighted average vesting period of 1.57 years.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 14 — SHARE-BASED COMPENSATION – (continued)

Restricted Stock Units

A summary of restricted stock units activity for the year ended December 31, 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	1,610	$459.00
Granted	311,477	$7.85
Vested	(1,542)	$459.00
Forfeited	(68)	$459.00
Nonvested at December 31, 2016	311,477	$7.85

The total grant date fair value of stock units awarded during the years ended December 31, 2016 and 2015 was $2,445 and $1,109, respectively. The total fair value of stock units vested during the years ended December 31, 2016 and 2015 was $37 and $310. At December 31, 2016, there was approximately $1,992 of unrecognized compensation expense, net of estimated forfeitures, for unvested restricted stock unit awards with a weighted average vesting period of 1.57 years.

NOTE 15 — VARIABLE INTEREST ENTITIES

Effective November 19, 2012, an agreement was entered into between a subsidiary of the Corporation and Kuukpik Corporation (“Kuukpik”) to form a separate legal entity (“Joint Venture”) for the purpose of performing contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the North Slope of Alaska (onshore or offshore) for a period of five years. The Corporation and Kuukpik’s percentage ownership interest in the Joint Venture are 49% and 51%, respectively. The sole source of revenue of the Joint Venture is contracts performed by the Corporation. Pre-award costs incurred on potential contracts by Kuukpik and the Corporation are absorbed by each party and not by the Joint Venture. The Joint Venture receives 10% of gross revenues of all North Slope of Alaska contracts performed by the Corporation, which is distributed to Kuukpik and the Corporation based on their relative ownership percentages. Risk of loss on a contract, including credit risk, is the Corporation's sole responsibility. Based on its power to influence the significant business activities of the Joint Venture and its responsibility to absorb contract losses, the Corporation was determined to be the primary beneficiary under GAAP and as such consolidates the Joint Venture. The results of the Joint Venture are combined with the Corporation and all intercompany transactions are eliminated upon consolidation. Amounts reflected for the Joint Venture in the consolidated financial statements consist of the balances reported under net income attributable to noncontrolling interest for the years ended December 31, 2016 and 2015 and noncontrolling interest on the December 31, 2016 and 2015 balance sheets.

Effective October 18, 2016, an agreement was entered into between the Corporation and SAExploration Nigeria Limited (“SAE Nigeria”) for the purpose of performing acquisition and development of geophysical and seismic data on a specific project in West Nigeria ("West Nigeria Project"). The Corporation does not hold an ownership interest in SAE Nigeria. Risk of loss on the West Nigeria Project, including credit risk, is the Corporation's sole responsibility. All profits from the West Nigeria Project remain with the Corporation. Based on its power to influence the significant business activities of SAE Nigeria during the completion of the West Nigeria Project, its responsibility to absorb contract losses and the proportion of SAE Nigeria's operations dedicated to the West Nigeria Project at this time, the Corporation was determined to be the primary beneficiary under GAAP and as such consolidates SAE Nigeria for the term of the West Nigeria Project. The results of SAE Nigeria are combined with the Corporation and all intercompany transactions are eliminated upon consolidation.

NOTE 16 — EMPLOYEE BENEFITS
The Corporation offers a Retirement Registered Saving Plan for all eligible employees of its Canadian operations. The Corporation's plan allows for the match of each employee’s contributions up to the maximum allowed under the plan or until the Canada Revenue Agency annual limit is reached, but due to the downturn in the oil industry matching contributions were suspended as of June 1, 2015. For the years ended December 31, 2016 and 2015, the Corporation expensed matching contributions totaling $0 and $153, respectively.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 16 — EMPLOYEE BENEFITS – (continued)

The Corporation offers a 401(k) Plan for all eligible employees of its U.S. operations. The plan allows for the match of each employee’s contributions up to the maximum allowed under the plan, but due to the downturn in the oil industry matching contributions were suspended as of June 1, 2015. For the years ended December 31, 2016 and 2015, the Corporation expensed matching contributions totaling $0 and $112, respectively.
NOTE 17 — GEOGRAPHIC AND RELATED INFORMATION

A summary of revenue and identifiable assets by geographic areas is as follows:

	Revenue from Services		Identifiable Assets
	Years Ended December 31,		December 31,
	2016	2015	2016	2015
North America:
United States	$77,626	$162,066	$55,282	$54,664
Canada	9,341	11,350	3,804	4,050
Total	86,967	173,416	59,086	58,714
South America:
Peru	252	15,218	495	1,878
Colombia	37,394	7,065	2,644	3,970
Bolivia	76,928	2,822	922	1,051
Other	1,968	2,147	2,167	2,390
Total	116,542	27,252	6,228	9,289
Southeast Asia:
Malaysia	1,734	27,469	875	1,300
Other	—	—	6	13
Total	1,734	27,469	881	1,313
West Africa:
Nigeria	321	—	—	—
Total	321	—	—	—
Consolidated	$205,564	$228,137	$66,195	$69,316
Total excluding United States	$127,938	$66,071	$10,913	$14,652

Revenue is presented based on the location of the services provided. Identifiable assets include property and equipment, intangible assets and goodwill.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 17 — GEOGRAPHIC AND RELATED INFORMATION – (continued)

A summary of customers with revenue or accounts receivable in excess of 10% of the consolidated total for 2016 and 2015 is as follows:

	Revenue from Services		Accounts Receivable, Net
	Years Ended December 31,		December 31,
	Amount	% of Consolidated	Amount	% of Consolidated
2016
Customer A	$74,407	36%
Customer B	$57,254	28%	$81,609	76%
Customer C	$21,161	10%
2015
Customer B	$83,851	37%	$50,407	74%
Customer F	$40,050	18%
Customer G	$27,469	12%
Customer H	$23,400	10%

NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

There were no Corporation financial instruments measured at fair value on a recurring basis at December 31, 2016 and 2015.

The Corporation's financial instruments not recorded at fair value consist of the Senior Secured Notes and the Second Lien Notes. At December 31, 2016, the carrying value of the Senior Secured Notes and Second Lien Notes was $1,830 and $80,238, respectively. At December 31, 2016, the estimated fair value of the Senior Secured Notes and Second Lien Notes was $1,404 and $60,107, respectively. The fair value is determined by a market approach using dealer quoted period-end bond prices. This instrument is classified as Level 2 as valuation inputs for fair value measurements are dealer quoted market prices at December 31, 2016 obtained from independent third party sources. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

The Corporation's non-financial assets include goodwill, property and equipment, and other intangible assets, which are classified as Level 3 assets. These assets are measured at fair value on a nonrecurring basis as part of the Corporation's impairment assessments and as circumstances require. Goodwill is subjected to an annual review for impairment or more frequently as required.

NOTE 19 — RELATED PARTY TRANSACTIONS

Jeff Hastings, the Corporation’s Chief Executive Officer and Chairman of the Board of Directors, owns and controls Speculative Seismic Investments, LLC (“SSI”), which as of March 10, 2017, holds 109,156 shares of the Corporation’s common stock. SSI is a lender under the Corporation’s Senior Loan Facility in the principal amount of $543 and exchanged $2,352 of the Corporation’s Existing Notes for $1,334 of Second Lien Notes in the Restructuring consummated on July 27, 2016. SSI subsequently sold the $1,334 of Second Lien Notes in November 2016 representing $1,176 of face value and $158 of interest paid in kind for the period outstanding and is no longer a holder of any Second Lien Notes. Mr. Hastings also controls CLCH, LLC, which holds 24,221 shares of the Corporation’s common stock. Pursuant to a registration rights agreement dated June 24, 2013, CLCH had one right to demand registration of its shares of our common stock that it acquired in the Merger, as well as piggy-back rights on any offering of our common stock or securities exercisable or exchangeable for our common stock. CLCH has exercised its piggy-back registration rights, and all 24,221 of its shares were registered for resale pursuant to a registration statement on Form S-3, Registration No. 333-213386, that became effective mid-September 2016. The Corporation bore the expense incurred in connection with the registration statement.

NOTE 20 — COMMITMENTS AND CONTINGENCIES

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

NOTE 21 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In July 2014, the Corporation sold $150,000 of senior secured notes due in 2019. On June 19, 2015, all outstanding senior secured notes were exchanged for an equal amount of new senior secured notes ("Senior Secured Notes"), which are substantially identical in terms to the existing senior secured notes except that the Senior Secured Notes are registered under the Securities Act. In July 2016, a total of $138,128 face value of the Senior Secured Notes were exchanged for (i) $76,523 Second Lien Notes, including $7,459 Second Lien Notes representing accrued and unpaid interest and (ii) 6,410,502 shares of Corporation common stock. See Note 8 for further details on the Senior Secured Notes. The Senior Secured Notes were issued by SAExploration Holdings, Inc. and are guaranteed by its 100% owned U.S. subsidiaries: SAExploration Sub, Inc.; SAExploration, Inc.; NES LLC; and SAExploration Seismic Services (U.S.), Inc. (“the Guarantors”). The Guarantors have fully and unconditionally guaranteed the payment obligations of SAExploration Holdings, Inc. on a joint and several basis with respect to these debt securities. As of December 31, 2014, foreign branches of the Guarantors in Bolivia, Colombia and Peru have been reorganized as 100% owned foreign subsidiaries of SAExploration, Inc. and are reported under "Other Subsidiaries" in the condensed consolidated financial statements for all periods presented.

The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•
SAExploration Holdings, Inc. (Reflects investments in subsidiaries utilizing the equity method of accounting. The equity in earnings of subsidiaries is recognized for the period beginning after the Closing of the Merger on June 24, 2013).

•	Guarantor subsidiaries (Reflects investments in subsidiaries utilizing the equity method of accounting).

•	All other subsidiaries of SAExploration Holdings, Inc. that are not Guarantors.

•	The consolidating adjustments necessary to present SAExploration Holdings, Inc. and subsidiaries' financial statements on a consolidated basis.

The condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes. Certain amounts in the condensed consolidated balance sheets and consolidated statement of cash flows as

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 21 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

of December 31, 2015 presented herein have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss attributable to the Corporation, comprehensive income (loss), or stockholders' equity (deficit).

	December 31, 2016
Balance Sheet	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,054	$3,446	$5,960	$—	$11,460
Restricted cash	—	—	536	—	536
Accounts receivable, net	22	52,101	17,598	—	69,721
Deferred costs on contracts	—	8,378	266	—	8,644
Prepaid expenses	22	268	1,687	—	1,977
Total current assets	2,098	64,193	26,047	—	92,338
Property and equipment, net	—	34,277	8,482	—	42,759
Investment in subsidiaries	(12,653)	63,247	7,500	(58,094)	—
Intercompany receivables	130,433	—	—	(130,433)	—
Intangible assets, net	—	—	721	—	721
Goodwill	—	—	1,711	—	1,711
Deferred loan issuance costs, net	20,619	237	—	—	20,856
Accounts receivable, net, noncurrent	—	37,984	—	—	37,984
Deferred income tax assets	—	—	5,122	—	5,122
Other assets	—	164	—	—	164
Total assets	$140,497	$200,102	$49,583	$(188,527)	$201,655

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$128	$5,155	$4,018	$—	$9,301
Accrued liabilities	88	5,769	6,893	—	12,750
Income and other taxes payable	20	746	14,839	—	15,605
Borrowings under revolving credit facility	—	5,844	—	—	5,844
Current portion of capital leases	—	39	17	—	56
Deferred revenue	—	7,975	—	—	7,975
Total current liabilities	236	25,528	25,767	—	51,531
Borrowings under senior loan facility	29,995	—	—	—	29,995
Second lien notes, net	80,238	—	—	—	80,238
Senior secured notes, net	1,830	—	—	—	1,830
Intercompany payables	—	96,559	33,874	(130,433)	—
Total liabilities	112,299	122,087	59,641	(130,433)	163,594
Stockholders’ equity (deficit):
Common stock	1	—	—	—	1
Additional paid-in capital	131,816	43,861	22,058	(65,919)	131,816
Retained earnings (accumulated deficit)	(103,619)	30,538	(27,294)	7,825	(92,550)
Accumulated other comprehensive loss	—	—	(4,822)	—	(4,822)
Total stockholders’ equity (deficit) attributable to the Corporation	28,198	74,399	(10,058)	(58,094)	34,445
Noncontrolling interest	—	3,616	—	—	3,616
Total stockholders’ equity (deficit)	28,198	78,015	(10,058)	(58,094)	38,061
Total liabilities and stockholders’ equity (deficit)	$140,497	$200,102	$49,583	$(188,527)	$201,655

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 21 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	December 31, 2015
Balance Sheet	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$8,025	$3,275	$—	$11,300
Restricted cash	—	—	518	—	518
Accounts receivable, net	—	51,198	16,684	—	67,882
Deferred costs on contracts	—	390	4,745	—	5,135
Prepaid expenses	26	181	680	—	887
Total current assets	26	59,794	25,902	—	85,722
Property and equipment, net	—	49,623	12,205	—	61,828
Investment in subsidiaries	(15,022)	58,752	7,500	(51,230)	—
Intercompany receivables	115,691	—	—	(115,691)	—
Intangible assets, net	—	—	789	—	789
Goodwill	—	—	1,658	—	1,658
Deferred loan issuance costs, net	—	521	—	—	521
Deferred income tax assets	—	—	3,756	—	3,756
Other assets	—	150	—	—	150
Total assets	$100,695	$168,840	$51,810	$(166,921)	$154,424

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$7,253	$9,322	$—	$16,575
Accrued liabilities	6,495	7,336	3,987	—	17,818
Income and other taxes payable	13	376	2,197	—	2,586
Borrowings under revolving credit facility	—	7,899	—	—	7,899
Current portion of capital leases	—	57	58	—	115
Deferred revenue	—	—	3,903	—	3,903
Total current liabilities	6,508	22,921	19,467	—	48,896
Senior secured notes, net	135,630	—	—	—	135,630
Long-term portion of capital leases	—	39	16	—	55
Intercompany payables	—	69,417	46,274	(115,691)	—
Deferred income tax liabilities	—	—	55	—	55
Total liabilities	142,138	92,377	65,812	(115,691)	184,636
Stockholders’ equity (deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	35,763	43,861	22,708	(66,569)	35,763
Retained earnings (accumulated deficit)	(77,208)	28,169	(32,439)	15,339	(66,139)
Accumulated other comprehensive loss	—	—	(4,271)	—	(4,271)
Total stockholders’ equity (deficit) attributable to the Corporation	(41,443)	72,030	(14,002)	(51,230)	(34,645)
Noncontrolling interest	—	4,433	—	—	4,433
Total stockholders’ equity (deficit)	(41,443)	76,463	(14,002)	(51,230)	(30,212)
Total liabilities and stockholders’ equity (deficit)	$100,695	$168,840	$51,810	$(166,921)	$154,424

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 21 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	Year Ended December 31, 2016
Income Statement	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenue from services	$—	$77,947	$127,617	$—	$205,564
Cost of services	—	59,445	101,083	—	160,528
Gross profit	—	18,502	26,534	—	45,036
Selling, general and administrative expenses	3,862	11,378	14,013	—	29,253
Loss (gain) on disposal of property and equipment, net	—	4,830	(288)	—	4,542
Income (loss) from operations	(3,862)	2,294	12,809	—	11,241
Other (expense) income, net	(23,492)	(4,510)	808	—	(27,194)
Equity in income (losses) of investments	2,369	8,010	—	(10,379)	—
Income (loss) before income taxes	(24,985)	5,794	13,617	(10,379)	(15,953)
Provision for income taxes	45	404	5,607	—	6,056
Net income (loss)	(25,030)	5,390	8,010	(10,379)	(22,009)
Less: net income attributable to noncontrolling interest	—	3,021	—	—	3,021
Net income (loss) attributable to the Corporation	$(25,030)	$2,369	$8,010	$(10,379)	$(25,030)

Comprehensive net income (loss)	$(25,030)	$5,390	$7,459	$(10,379)	$(22,560)
Less: comprehensive net income attributable to noncontrolling interest	—	3,021	—	—	3,021
Comprehensive net income (loss) attributable to the Corporation	$(25,030)	$2,369	$7,459	$(10,379)	$(25,581)

	Year Ended December 31, 2015
Income Statement	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenue from services	$—	$162,067	$66,070	$—	$228,137
Cost of services	—	118,845	58,529	—	177,374
Gross profit	—	43,222	7,541	—	50,763
Selling, general and administrative expenses	1,545	13,756	19,241	—	34,542
Loss (gain) on disposal of property and equipment, net	—	729	(97)	—	632
Income (loss) from operations	(1,545)	28,737	(11,603)	—	15,589
Other expense, net	(7,535)	(4,394)	(6,409)	—	(18,338)
Equity in income (losses) of investments	(777)	(18,676)	—	19,453	—
Income (loss) before income taxes	(9,857)	5,667	(18,012)	19,453	(2,749)
Provision for income taxes	18	2,011	664	—	2,693
Net income (loss)	(9,875)	3,656	(18,676)	19,453	(5,442)
Less: net income attributable to noncontrolling interest	—	4,433	—	—	4,433
Net income (loss) attributable to the Corporation	$(9,875)	$(777)	$(18,676)	$19,453	$(9,875)

Comprehensive net income (loss)	$(9,875)	$3,656	$(18,585)	$19,453	$(5,351)
Less: comprehensive net income attributable to noncontrolling interest	—	4,433	—	—	4,433
Comprehensive net income (loss) attributable to the Corporation	$(9,875)	$(777)	$(18,585)	$19,453	$(9,784)

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 21 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	Year Ended December 31, 2016
Statement of Cash Flows	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(11,057)	$(23,540)	$17,614	$(2,865)	$(19,848)
Investing activities:
Purchase of property and equipment	—	(2,917)	(435)	—	(3,352)
Return of capital contribution from affiliate	—	650	—	(650)	—
Proceeds from sale of property and equipment	—	—	488	—	488
Net cash provided by (used in) investing activities	—	(2,267)	53	(650)	(2,864)
Financing activities:
Borrowings under senior loan facility	29,995	—	—	—	29,995
Payment of senior loan facility fee, debt discount and loan issuance costs	(2,002)	—	—	—	(2,002)
Revolving credit facility borrowings	—	44,470	—	—	44,470
Revolving credit facility repayments	—	(46,525)	—	—	(46,525)
Repayments of capital lease obligations	—	(57)	(61)	—	(118)
Distribution to noncontrolling interest	—	(3,838)	—	—	(3,838)
Intercompany lending	(14,742)	27,142	(12,400)	—	—
Return of capital to affiliate	—	—	(650)	650	—
Dividend payments to affiliate	—	—	(2,865)	2,865	—
Legal fees for stock issuance associated with restructuring	(131)	—	—	—	(131)
Grantee election to fund payroll taxes out of restricted stock grant	(9)	—	—	—	(9)
Net cash provided by (used in) financing activities	13,111	21,192	(15,976)	3,515	21,842
Effects of exchange rate changes on cash and cash equivalents	—	36	994	—	1,030
Net change in cash and cash equivalents	2,054	(4,579)	2,685	—	160
Cash and cash equivalents at the beginning of period	—	8,025	3,275	—	11,300
Cash and cash equivalents at the end of period	$2,054	$3,446	$5,960	$—	$11,460

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 21 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	Year Ended December 31, 2015
Statement of Cash Flows	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(10,775)	$(177)	$17,976	$(3,800)	$3,224
Investing activities:
Purchase of property and equipment	—	(3,985)	(2,458)	—	(6,443)
Capital contribution to affiliate	—	(1,225)	(3,990)	5,215	—
Proceeds from sale of property and equipment	—	—	166	—	166
Net cash provided by (used in) investing activities	—	(5,210)	(6,282)	5,215	(6,277)
Financing activities:
Repayments of notes payable	—	(1,654)	—	—	(1,654)
Payment of loan facility fee, debt discount, and loan issuance costs	—	(41)	—	—	(41)
Revolving credit facility borrowings	—	37,687	—	—	37,687
Revolving credit facility repayments	—	(29,788)	—	—	(29,788)
Repayments of capital lease obligations	—	(49)	(426)	—	(475)
Distribution to noncontrolling interest	—	(3,358)	—	—	(3,358)
Grantee election to fund payroll taxes out of restricted stock grant	—	(85)	—	—	(85)
Intercompany lending	10,775	3,411	(14,186)	—	—
Capital contribution from affiliate	—	—	5,215	(5,215)	—
Dividend payments to affiliate	—	—	(3,800)	3,800	—
Net cash provided by (used in) financing activities	10,775	6,123	(13,197)	(1,415)	2,286
Effects of exchange rate changes on cash and cash equivalents	—	—	(255)	—	(255)
Net change in cash and cash equivalents	—	736	(1,758)	—	(1,022)
Cash and cash equivalents at the beginning of period	—	7,289	5,033	—	12,322
Cash and cash equivalents at the end of period	$—	$8,025	$3,275	$—	$11,300