Form 10-Q
period 2017-03-31
SAExploration Holdings, Inc.
filed 2017-05-05
CIK 1514732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Number of shares of common stock, $0.0001 par value, outstanding as of April 28, 2017: 9,358,529

SAEXPLORATION HOLDINGS, INC.
INDEX TO FORM 10-Q
March 31, 2017

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SAExploration Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,514	$11,460
Restricted cash	4,229	536
Accounts receivable, net	96,167	69,721
Deferred costs on contracts	1,059	8,644
Prepaid expenses	1,603	1,977
Deferred loan issuance costs, net	15,590	—
Total current assets	130,162	92,338
Property and equipment, net	41,206	42,759
Intangible assets, net	703	721
Goodwill	1,725	1,711
Deferred loan issuance costs, net	—	20,856
Accounts receivable, net, noncurrent	37,984	37,984
Deferred income tax assets	5,193	5,122
Other assets	150	164
Total assets	$217,123	$201,655

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,377	$9,301
Accrued liabilities	12,641	12,750
Income and other taxes payable	13,388	15,605
Borrowings under revolving credit facility	4,517	5,844
Borrowings under senior loan facility	29,995	—
Current portion of capital leases	42	56
Deferred revenue	444	7,975
Total current liabilities	85,404	51,531
Borrowings under senior loan facility	—	29,995
Second lien notes, net	82,433	80,238
Senior secured notes, net	1,834	1,830
Total liabilities	169,671	163,594
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares outstanding	—	—
Common stock, $0.0001 par value, 55,000,000 shares authorized, 9,358,529 shares issued and outstanding at March 31, 2017 and December 31, 2016	1	1
Additional paid-in capital	132,445	131,816
Accumulated deficit	(85,705)	(92,550)
Accumulated other comprehensive loss	(4,887)	(4,822)
Total stockholders’ equity attributable to the Corporation	41,854	34,445
Noncontrolling interest	5,598	3,616
Total stockholders’ equity	47,452	38,061
Total liabilities and stockholders’ equity	$217,123	$201,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue from services	$86,169	$90,153
Cost of services excluding depreciation and amortization expense	57,774	59,511
Depreciation and amortization expense included in cost of services	3,251	4,199
Gross profit	25,144	26,443
Selling, general and administrative expenses	6,517	6,746
Income from operations	18,627	19,697
Other income (expense):
Interest expense, net	(8,358)	(4,028)
Foreign exchange gain, net	311	1,625
Other expense, net	(13)	(5)
Total other expense, net	(8,060)	(2,408)
Income before income taxes	10,567	17,289
Provision for income taxes	1,740	665
Net income	8,827	16,624
Less: net income attributable to noncontrolling interest	1,982	2,384
Net income attributable to the Corporation	$6,845	$14,240

Net income attributable to the Corporation per common share:
Basic	$0.73	$110.16
Diluted	$0.73	$110.08

Weighted average shares:
Basic	9,358,529	129,269
Diluted	9,391,022	129,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$8,827	$16,624
Foreign currency translation loss	(65)	(613)
Total comprehensive income	8,762	16,011
Less: comprehensive income attributable to noncontrolling interest	1,982	2,384
Comprehensive income attributable to the Corporation	$6,780	$13,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2017
(In thousands, except share amounts)

	Common Shares Issued and Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Corporation Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	9,358,529	$1	$131,816	$(92,550)	$(4,822)	$34,445	$3,616	$38,061
Foreign currency translation	—	—	—	—	(65)	(65)	—	(65)
Share-based compensation expense	—	—	629	—	—	629	—	629
Net income	—	—	—	6,845	—	6,845	1,982	8,827
Balance at March 31, 2017	9,358,529	$1	$132,445	$(85,705)	$(4,887)	$41,854	$5,598	$47,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income attributable to the Corporation	$6,845	$14,240
Net income attributable to noncontrolling interest	1,982	2,384
Net income	8,827	16,624
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,356	4,332
Amortization of loan issuance costs, debt discount and debt premium	5,261	383
Payment in kind interest	2,204	—
Loss (gain) on disposal of property and equipment	4	(342)
Share-based compensation	629	165
Provision for doubtful accounts	—	640
Unrealized gain on foreign currency transactions	(330)	(1,652)
Changes in operating assets and liabilities:
Accounts receivable	(28,107)	(48,009)
Prepaid expenses	391	(1,156)
Deferred costs on contracts	7,593	888
Accounts payable	15,547	18,329
Accrued liabilities	(180)	1,525
Income and other taxes payable	(2,279)	2,945
Deferred revenue	(7,531)	3,340
Other, net	16	1
Net cash provided by (used in) operating activities	5,401	(1,987)
Investing activities:
Purchase of property and equipment	(2,152)	(176)
Proceeds from sale of property and equipment	1,851	434
Net cash provided by (used in) investing activities	(301)	258
Financing activities:
Revolving credit facility borrowings	15,625	21,107
Revolving credit facility repayments	(16,952)	(18,471)
Repayments of capital lease obligations	(14)	(24)
Net cash provided by (used in) financing activities	(1,341)	2,612
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	196
Net change in cash, cash equivalents and restricted cash	3,747	1,079
Cash, cash equivalents and restricted cash at the beginning of period	11,996	11,818
Cash, cash equivalents and restricted cash at the end of period	$15,743	$12,897

Supplemental disclosures of cash flow information:
Interest paid	$930	$7,074
Income taxes paid (refunded), net	$910	$(159)

Supplemental disclosures of cash flow information -- non-cash investing and financing activities:
Capital assets acquired included in accounts payable	$25	$157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

SAExploration Holdings, Inc. and its Subsidiaries (collectively, the “Corporation”) is an internationally-focused oilfield services company offering seismic data acquisition and logistical support services in Alaska, Canada, South America, West Africa and Southeast Asia to its customers in the oil and natural gas industry. In addition to the acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data on land, in transition zones and offshore in depths reaching 3,000 meters, the Corporation offers a full-suite of logistical support and in-field data processing services. The Corporation operates crews around the world that utilize over 27,500 owned land and marine channels of seismic data acquisition equipment and other equipment as needed to complete particular projects. Seismic data is used by its customers, including major integrated oil companies, national oil companies and large international independent oil and gas exploration and production companies, to identify and analyze drilling prospects and maximize successful drilling. The results of the seismic surveys the Corporation conducts belong to its customers and are proprietary in nature; the Corporation does not acquire data for its own account or for future sale or maintain multi-client data libraries.

Basis of Presentation
The unaudited interim condensed consolidated financial statements of the Corporation as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of December 31, 2016. Although the financial statements and related information included herein have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Corporation believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s audited consolidated financial statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016 ("10-K"). In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Corporation’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.
Certain amounts in the condensed consolidated statement of cash flows for the three months ended March 31, 2016, presented herein have been reclassified to conform to the current period presentation. These reclassifications had no effect on financial position, net income, or stockholders' equity.
Significant Accounting Policies
There have been no changes to the significant accounting policies of the Corporation from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Corporation’s 10-K, except as discussed below under Recently Issued Accounting Pronouncements - Restricted Cash and Going Concern.

Recently Issued Accounting Pronouncements

Restricted Cash

In November 2016, the FASB issued new guidance intended to reduce the diversity in classification and presentation of restricted cash on the statement of cash flows. The new guidance requires the beginning-of-period and end-of-period totals on the statement of cash flows to include restricted cash and restricted cash equivalents. The new guidance is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The Corporation has adopted the guidance effective as of March 31, 2017 and retrospectively for all periods presented. As a result of this adoption, our condensed consolidated statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash. See Note 4 for a reconciliation of the totals in the condensed consolidated statement of cash flows and in the condensed consolidated balance sheets.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Going Concern

In August 2014, the FASB issued new guidance on disclosures of uncertainties about an entity's ability to continue as a going concern. The guidance requires management's evaluation of whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. This assessment must be made in connection with preparing financial statements for each annual and interim reporting period. Management's evaluation should be based on the relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, but this doubt is alleviated by management's plans, the entity should disclose information that enables the reader to understand what the conditions or events are, management's evaluation of those conditions or events and management's plans that alleviate that substantial doubt. If conditions or events raise substantial doubt and the substantial doubt is not alleviated, the entity must disclose this in the footnotes. The entity must also disclose information that enables the reader to understand what the conditions or events are, management's evaluation of those conditions or events and management's plans that are intended to alleviate that substantial doubt. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Corporation has adopted the guidance effective as of January 1, 2017. Adoption of this guidance did not have a material impact on the Corporation's financial position, results of operations, cash flows or disclosures.

NOTE 2 — CREDIT CONCENTRATION

At March 31, 2017, the Corporation's largest account receivable from one customer was $78.1 million, representing 58% of total consolidated accounts receivable. This customer was relying on monetization of tax credits under a State of Alaska tax credit program (“Tax Credits”), either from proceeds from the State of Alaska or from third party financing sources, to satisfy the accounts receivable. There remains substantial uncertainty regarding the timing of reimbursement from the State of Alaska and the availability of third party financing to the customer, or the Corporation, in order for the Corporation to collect its accounts receivable.

Due to the customer’s inability to monetize the Tax Credits, our customer has assigned $89.0 million of Tax Credits to the Corporation so that we can seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. The Corporation has recorded a total reduction of the accounts receivable balance of $3.5 million related to the monetization of Tax Credits during the quarter ended March 31, 2017. Based upon the uncertainty regarding the timing to monetize the Tax Credits as of March 31, 2017, the Corporation has classified $38.0 million as a long term accounts receivable in the March 31, 2017 and December 31, 2016 condensed consolidated balance sheets.

As of March 31, 2017 the state of Alaska has completed its audit of approximately $30.2 million of Tax Credit applications. This audit resulted in the Corporation receiving approximately $24.4 million of Tax Credit certificates during 2016 from the State of Alaska. The State of Alaska disallowed approximately $5.8 million of what the Corporation believes should otherwise be eligible expenditures. The Corporation's customer filed an appeal of this decision on October 18, 2016 seeking a reversal of the disallowed amount. The Corporation expects additional Tax Credit certificates from the State of Alaska representing approximately $58.8 million to be issued on a rolling basis in 2017.

There continues to be significant uncertainty regarding the timely payment by the State of Alaska of its obligations on issued Tax Credit certificates as well as the Corporation's ability to accurately estimate the timeframe for such payments. The Corporation continues to explore options to monetize the Tax Credit certificates, including the option it has utilized to sell the certificates in the secondary market at a discount to purchasers that are able to apply the certificates to reduce their own Alaskan tax liabilities. There is a risk that any monetization of the Tax Credits certificates, however, will reflect a substantial discount and may be insufficient to fully repay the customer’s outstanding account receivable. Should this result, the Corporation may be required to record an impairment to the amount due from our customer. In addition, the Corporation believes the secondary market has been negatively impacted by the uncertainty about future political developments or legislative actions. This has currently delayed the Corporation's ability to monetize its Tax Credit certificates. The outcome of future legislative actions could restrict the Corporation's ability to monetize Tax Credits in the secondary market which may result in the Corporation being required to record an impairment to the amount due from our customer. The Corporation also believes that rising oil prices would increase the market for its Tax Credits, but there can be no assurance that prices will increase sufficient to improve the market or when it might occur.

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

The computation of basic and diluted net income per share is as follows:

	Three Months Ended
	Net Income Attributable to the Corporation	Shares	Per Share
March 31, 2017:
Basic income per share	$6,845	9,358,529	$0.73
Effect of dilutive unvested restricted stock unit awards	—	32,493	—
Diluted income per share	$6,845	9,391,022	$0.73

March 31, 2016:
Basic income per share	$14,240	129,269	$110.16
Effect of dilutive securities	—	87	(0.08)
Diluted income per share	$14,240	129,356	$110.08

Warrants to purchase 308,752 and 4,310 shares of common stock have been excluded from the calculation of diluted net income per share in the three month periods ended March 31, 2017 and 2016, respectively, since the warrant exercise price was higher than the weighted average share price during the respective periods. Options to purchase 311,477 and 1,790 shares of common stock have been excluded from the calculation of diluted net income per share in the three month periods ended March 31, 2017 and 2016, respectively, since the option exercise price was higher than the weighted average share price during the respective periods. Unvested restricted stock units representing 207,650 and 805 issuable shares were excluded from the calculation of diluted net income per share in the three month period ended March 31, 2017 and 2016, respectively, since they were anti-dilutive.

NOTE 4 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the amounts shown in the condensed consolidated statements of cash flows.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$11,514	$11,460
Restricted cash	4,229	536
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$15,743	$11,996

Restricted cash primarily consists of cash collateral for labor claims, office rental and cash in another country restricted by exchange control regulations. As of March 31, 2017, the Corporation has approximately $3,693 held by a variable interest entity in West Africa of which we are the primary beneficiary and which is restricted by exchange control regulations. For further information on this entity, see Note 12.

Accounts Receivable

Accounts receivable is comprised of the following:

	March 31, 2017	December 31, 2016
Current:
Accounts receivable	$96,179	$69,733
Less allowance for doubtful accounts	(12)	(12)
Accounts receivable, net	$96,167	$69,721
Noncurrent:
Accounts receivable	$37,984	$37,984
Less allowance for doubtful accounts	—	—
Accounts receivable, net	$37,984	$37,984

Property and Equipment

Property and equipment is comprised of the following:

	March 31, 2017	December 31, 2016
Property and equipment	$106,291	$104,203
Less accumulated depreciation and amortization	(65,085)	(61,444)
Property and equipment, net	$41,206	$42,759

Intangible Assets

Intangible assets are comprised of the following:

	March 31, 2017	December 31, 2016
Intangible assets	$1,362	$1,356
Less accumulated amortization	(659)	(635)
Intangible assets, net	$703	$721

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Accrued Liabilities

Accrued liabilities are comprised of the following:

	March 31, 2017	December 31, 2016
Accrued payroll liabilities	$6,945	$7,432
Other accrued liabilities	5,696	5,318
Total accrued liabilities	$12,641	$12,750

NOTE 5 — REVOLVING CREDIT FACILITY

On November 6, 2014, SAExploration, Inc. (“Borrower”), the Corporation and the Corporation’s other domestic subsidiaries and Wells Fargo Bank, National Association (“Lender”) entered into a Credit and Security Agreement. The credit agreement provides for a $20,000 revolving line of credit facility (the "Revolving Credit Facility") secured by the Corporation’s and the Corporation's domestic subsidiaries' U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the credit agreement. As a result of a yearly appraisal of the orderly net liquidation value of existing eligible equipment by the Lender that occurred during 2016, our borrowing base under the Revolving Credit Facility was lowered to $9,357. The proceeds of the revolving credit facility are primarily used to fund the Corporation’s working capital needs for its operations and for general corporate purposes. As of March 31, 2017 and December 31, 2016, borrowings of $4,517 and $5,844, respectively, were outstanding under the revolving credit facility.

Borrowings made under the revolving credit facility bear interest, payable monthly, at a daily rate of daily three-month LIBOR plus 3% (4.15% at March 31, 2017 and 4.00% at December 31, 2016). The revolving credit facility has a maturity date of November 6, 2017, unless terminated earlier. The Corporation may request, and the Lender may grant, an increase to the maximum amount available under the revolving credit facility in minimum increments of $1,000 not to exceed an additional $10,000 in the aggregate, so long as certain conditions as described in the credit agreement are met. The Corporation currently does not meet those conditions.

The credit agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum revolving credit facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of March 31, 2017 and December 31, 2016, there were no letters of credit outstanding under the sub-facility. For a complete discussion of the terms and security for the revolving credit facility, see Note 6 of Notes to Consolidated Financial Statements included in the Corporation's 10-K.

Under the revolving credit facility, borrowings are subject to borrowing base availability and may not exceed 85% of the amount of eligible accounts receivable, as defined, plus the lesser of $20,000 or 85% of the orderly net liquidation value of existing eligible equipment per appraisal and 85% of hard costs of acquired eligible equipment, less the aggregate amount of any reserves established by the Lender. As noted above, this process resulted in lowering our borrowing base to $9,357. If borrowings under the revolving credit facility exceed $5,000, the Corporation is subject to minimum rolling 12 months EBITDA (as defined) requirements of $20,000 on a consolidated basis and $8,000 on the Corporation’s operations in the State of Alaska.

The credit agreement contains covenants including, but not limited to (i) maintain and deliver to Lender, as required, certain financial reports, records and other items, (ii) subject to certain exceptions under the credit agreement, restrictions on the ability of the Corporation to incur indebtedness, create or incur liens, enter into fundamental changes to corporate structure or to the nature of the business of the Corporation, dispose of assets, permit a change in control, acquire non-permitted investments, enter into affiliate transactions or make distributions, (iii) maintain the minimum EBITDA specified above and (iv) maintain eligible equipment, as defined, located in the State of Alaska with a value of at least 75% of the value of such equipment included in the borrowing base availability plus the value of equipment outside the United States that would be otherwise eligible under the credit agreement. The credit agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. The Corporation was in compliance with the credit agreement covenants as of March 31, 2017.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 6 — SENIOR LOAN FACILITY

On June 29, 2016, the Corporation, as borrower, and each of the Corporation’s domestic subsidiaries, as guarantors (the “Guarantors”), entered into the senior loan facility (the "Senior Loan Facility") with the supporting holders of the senior secured notes. In addition to the supporting holders, one additional holder of the senior secured notes subsequently elected to participate as a lender in the Senior Loan Facility based on their proportionate ownership of the senior secured notes as discussed in Note 13. The Senior Loan Facility provides funding up to a maximum borrowing amount of $30,000. As of March 31, 2017 and December 31, 2016, borrowings of $29,995 were outstanding under the Senior Loan Facility.

The Senior Loan Facility is secured by a junior first lien on the Corporation's accounts receivable, which includes the Tax Credits and certificates evidencing the Tax Credits. Those Tax Credits and certificates are also pledged on a senior first lien basis to the Lender under the Revolving Credit Facility.   Any proceeds from monetizing the Tax Credits or Tax Credit certificates automatically reduce the amount the Corporation has borrowed under its revolving line of credit.  The Senior Loan Facility requires that once the Corporation has received $15 million in proceeds from the Tax Credits or Tax Credit certificates, unless waived by the lenders (or individual lenders) under the Senior Loan Facility, mandatory payments of proceeds from the Tax Credits or certificates must be made to reduce the amount outstanding under the Senior Loan Facility.

Borrowings under the Senior Loan Facility bear interest at a rate of 10% per year, payable monthly. The Senior Loan Facility has a maturity date of January 2, 2018, unless terminated earlier.

The Senior Loan Facility is secured by substantially all of the collateral securing the obligations under (i) the Revolving Credit Agreement (ii) the senior secured notes and (iii) the second lien notes, including the receivable due to the Corporation discussed in Note 2 and above. This security interest is junior to the security interest in such collateral securing the obligations under the Revolving Credit Facility and senior to the security interests in such collateral securing the obligations under the second lien notes and the senior secured notes.

The Senior Loan Facility contains negative covenants that restrict the Corporation’s and the Guarantors’ ability to incur indebtedness, create or incur liens, enter into fundamental changes to the Corporation’s corporate structure or to the nature of the Corporation’s business, dispose of assets, permit a change in control to occur, make certain prepayments, other payments and distributions, make certain investments, enter into affiliate transactions or make certain distributions, and requires that the Corporation maintain and deliver certain financial reports, projections, records and other items. The Senior Loan Facility also contains customary representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Senior Loan Facility agent and the lenders, and customary events of default. The Corporation is in compliance with the Senior Loan Facility covenants as of March 31, 2017.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 7 — NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2017	December 31, 2016
10% second lien notes due 2019:
Carrying value, including paid-in-kind interest of $5,823 and $3,619 and unamortized premium of $358 and $394 as of March 31, 2017 and December 31, 2016, respectively	$82,704	$80,536
Debt discount, net of accumulated amortization of $74 and $47 as of March 31, 2017 and December 31, 2016, respectively	(271)	(298)
Total second lien notes outstanding	82,433	80,238
10% senior secured notes due 2019:
Principal outstanding	1,872	1,872
Unamortized deferred loan issuance costs, net of accumulated amortization of $47 and $43 as of March 31, 2017 and December 31, 2016, respectively	(38)	(42)
Total senior secured notes outstanding	1,834	1,830
Total notes payable outstanding (long-term)	$84,267	$82,068

On July 2, 2014, the Corporation entered into an indenture under which it issued $150,000 of senior secured notes due July 15, 2019, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. On June 19, 2015, all outstanding senior secured notes were exchanged for an equal amount of new senior secured notes ("Senior Secured Notes"), which are substantially identical in terms to the existing senior secured notes except that the Senior Secured Notes are registered under the Securities Act of 1933, as amended. In addition, on August 26, 2015, the Corporation entered into an exchange of $10,000 face value of Senior Secured Notes for 2,366,307 shares of the Corporation's common stock. The Senior Secured Notes bear interest at the annual rate of 10% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015.

On June 24, 2016, as a part of the restructuring of its balance sheet, the Corporation entered into an exchange of $138,128 face value of its Senior Secured Notes for $76,523 of new second lien notes due 2019 ("Second Lien Notes") and 6,410,502 shares of the Corporation's common stock. The Second Lien Notes are substantially similar to the Senior Secured Notes with the following modifications:

•
The Second Lien Notes have a maturity date of September 24, 2019, provided that, if any of the Senior Secured Notes remain outstanding as of March 31, 2019, the maturity date of the Second Lien Notes will become April 14, 2019 upon the vote of the holders of a majority of the then-outstanding Second Lien Notes.

•	The liens securing the Second Lien Notes are junior to the liens securing the Senior Loan Facility and senior to the liens securing the Senior Secured Notes.

•
Interest on the Second Lien Notes is payable quarterly. The Corporation may elect to pay interest on the Second Lien Notes in kind with additional Second Lien Notes for the first twelve months of interest payment dates, provided that, if the Corporation makes this election, the interest on the Second Lien Notes for such in kind payments will accrue at a per annum rate 1% percent higher than the cash interest rate of 10%. The Corporation elected to pay interest during the quarter ended March 31, 2017 of $2,204 in kind.

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

For a complete discussion of the terms and security for the Senior Secured Notes and Second Lien Notes, see Note 8 of Notes to Consolidated Financial Statements included in the Corporation's 10-K.

The indentures governing the Senior Secured Notes and Second Lien Notes contain covenants that include limitations on the Corporation's ability to: (i) transfer or sell assets; (ii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iii) incur or guarantee additional indebtedness or, with respect to the Corporation's restricted subsidiaries, issue preferred stock; (iv) create or incur liens; (v) incur dividend or other payment restrictions affecting its restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of its or its subsidiaries’ assets; (vii) enter into transactions with affiliates; (viii) engage in business other than its current business and reasonably related extensions thereof; and (ix) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Senior Secured Notes and Second Lien Notes. The Corporation was in compliance with the indenture covenants as of March 31, 2017.

NOTE 8 — INCOME TAXES

The Corporation’s effective tax rate was 16.5% and 3.8% for the three months ended March 31, 2017 and 2016, respectively. The increase in the 2017 effective tax rate is primarily due to several factors including fluctuations in earnings among the various jurisdictions in which the Corporation operates, decreases in valuation allowance reversals and increases in foreign tax rate differentials offset by decreases in permanent differences.  The primary reason the 2017 effective tax rate differs from the 35% Federal statutory corporate rate is the reversal of valuation allowances and decreases in permanent tax differences offset by increases in foreign tax rate differentials.

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

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Corporation is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights, and preferences as may be determined from time to time by the Corporation’s Board of Directors. As of March 31, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Common Stock

The Corporation is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. The Corporation's stockholders approved a 135-for-1 reverse stock split of the outstanding common stock effective on July 27, 2016. All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented. As of March 31, 2017 and December 31, 2016, a total of 9,358,529 shares were issued and outstanding.

Warrants

As of March 31, 2017, a total of 154,376 Series A warrants and 154,376 Series B warrants with an expiration date of July 27, 2021 were outstanding. The Series A Warrants and Series B Warrants have exercise prices of $10.30 and $12.88, respectively, and

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

become exercisable 30 days in advance of their expiration date contingent upon the receipt by the Corporation of Tax Credit certificates in a face amount of at least $25 million issued by the State of Alaska to the Corporation.

Common Stock Held in Escrow in Connection with Merger

The Corporation was initially formed on February 2, 2011 under the name Trio Merger Corp. as a blank check company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more business entities. On June 24, 2013 (the "Closing"), a wholly-owned subsidiary of the Corporation completed a merger ("Merger") under an Agreement and Plan of Reorganization, as amended ("Merger Agreement") with the entity formerly known as SAExploration Holdings, Inc. (“Former SAE”), at which time the business of Former SAE became the Corporation’s business.

Merger Consideration Escrow

A portion of the merger consideration payable at Closing was allocable to holders of certain derivative securities of Former SAE that were not converted or exchanged prior to the Merger. As of March 31, 2017, a total of 200 shares of common stock were held in escrow pending the conversion or exercise of those derivative securities (the “Merger Consideration Escrow”). The escrow agreement provides that CLCH, LLC ("CLCH"), as nominee of the Corporation, will have voting control over all shares of Corporation common stock held in the Merger Consideration Escrow.

NOTE 10 — SHARE-BASED COMPENSATION

Share-based compensation expense for stock option and restricted stock unit awards in the three months ended March 31, 2017 and 2016 was $629 and $165, respectively. At March 31, 2017, there was approximately $778 of unrecognized compensation expense for unvested stock option awards with a weighted average vesting period of 1.32 years. At March 31, 2017, there was approximately $1,571 of unrecognized compensation expense for unvested restricted stock unit awards with a weighted average vesting period of 1.32 years. During the three months ended March 31, 2017 and 2016, there were no grants of stock options or restricted stock unit awards.

NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, borrowings under the Senior Loan Facility, and borrowings under the Revolving Credit Facility are a reasonable estimate of their fair values due to their short duration.

There were no Corporation financial instruments measured at fair value on a recurring basis at March 31, 2017, December 31, 2016 or March 31, 2016.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

The Corporation financial instruments not recorded at fair value consist of the Senior Secured Notes and Second Lien Notes. At March 31, 2017, the carrying value of the Senior Secured Notes and Second Lien Notes was $1,834 and $82,433, respectively. At March 31, 2017, the estimated fair value of the Senior Secured Notes and Second Lien Notes was $1,364 and $66,289, respectively. The fair value is determined by a market approach using dealer quoted period-end bond prices. This instrument is classified as Level 2 as valuation inputs for fair value measurements are dealer quoted market prices at March 31, 2017 obtained from independent third party sources. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

The Corporation's non-financial assets include goodwill, property and equipment, and other intangible assets, which are classified as Level 3 assets. These assets are measured at fair value on a nonrecurring basis as part of the Corporation's impairment assessments and as circumstances require. Goodwill is subjected to an annual review for impairment or more frequently as required.

NOTE 12 — VARIABLE INTEREST ENTITIES

Effective November 19, 2012, an agreement was entered into between a subsidiary of the Corporation and Kuukpik Corporation (“Kuukpik”) to form a separate legal entity (“Joint Venture”) for the purpose of performing contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the North Slope of Alaska (onshore or offshore) for a period of five years. The Corporation's and Kuukpik’s percentage ownership interests in the Joint Venture are 49.0% and 51.0%, respectively. The sole source of revenue of the Joint Venture is contracts performed by the Corporation. Pre-award costs incurred on potential contracts by Kuukpik and the Corporation are absorbed by each party and not by the Joint Venture. The Joint Venture receives 10% of gross revenues of all North Slope of Alaska contracts performed by the Corporation, which is distributed to Kuukpik and the Corporation based on their relative ownership percentages. Risk of loss on a contract, including credit risk, is the Corporation's sole responsibility. Based on its power to influence the significant business activities of the Joint Venture and its responsibility to absorb contract losses, the Corporation was determined to be the primary beneficiary under GAAP and as such consolidates the Joint Venture. The results of the Joint Venture are combined with the Corporation and all intercompany transactions are eliminated upon consolidation. Amounts reflected for the Joint Venture in the unaudited condensed consolidated financial statements consist of the balances reported under net income attributable to noncontrolling interest for the three month periods ended March 31, 2017 and 2016 and noncontrolling interest on the March 31, 2017 and December 31, 2016 balance sheets.

Effective October 18, 2016, an agreement was entered into between the Corporation and SAExploration Nigeria Limited (“SAE Nigeria”) for the purpose of performing acquisition and development of geophysical and seismic data on a specific project in West Nigeria ("West Nigeria Project"). While the Corporation does not hold an ownership interest in SAE Nigeria, risk of loss on the West Nigeria Project, including credit risk, is the Corporation's sole responsibility. All profits from the West Nigeria Project remain with the Corporation. Based on its power to influence the significant business activities of SAE Nigeria during the completion of the West Nigeria Project, its responsibility to absorb contract losses and the proportion of SAE Nigeria's operations dedicated to the West Nigeria Project at this time, the Corporation was determined to be the primary beneficiary under GAAP and as such consolidates SAE Nigeria for the term of the West Nigeria Project. The results of SAE Nigeria are combined with the Corporation and all intercompany transactions are eliminated upon consolidation. The carrying amounts of assets and liabilities at March 31, 2017 reflected for SAE Nigeria in the unaudited condensed consolidation financial statements was $4,245. The assets are primarily in restricted cash and the liabilities in accounts payable.

NOTE 13 — RELATED PARTY TRANSACTIONS

Jeff Hastings, the Corporation’s Chief Executive Officer and Chairman of the Board of Directors, owns and controls Speculative Seismic Investments, LLC (“SSI”), which as of April 27, 2017, holds 109,156 shares of the Corporation’s common stock. SSI is a lender under the Corporation’s Senior Loan Facility in the principal amount of $543 and exchanged $2,352 of the Corporation’s Senior Secured Notes for $1,334 of Second Lien Notes in the restructuring consummated on July 27, 2016. SSI subsequently sold the $1,334 of Second Lien Notes in November 2016 representing $1,176 of face value and $158 of interest paid in kind for the period outstanding and is no longer a holder of any Second Lien Notes. Mr. Hastings also controls CLCH, LLC, which holds 24,221 shares of the Corporation’s common stock. Pursuant to a registration rights agreement dated June 24, 2013, CLCH had one right to demand registration of its shares of our common stock that it acquired in the Merger, as well as piggy-back rights on any offering of our common stock or securities exercisable or exchangeable for our common stock. CLCH has exercised its piggy-back registration rights, and all 24,221 of its shares were registered for resale pursuant to a registration statement on Form S-3,

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Registration No. 333-213386, that became effective mid-September 2016. The Corporation bore the expense incurred in connection with the registration statement.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

The Corporation is involved in various legal proceedings involving contractual and employment relationships, liability claims, and a variety of other matters. The outcome of these legal proceedings and other matters is not expected to have, either individually or in the aggregate, a material adverse effect on the Corporation’s financial position, results of operations, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2017 and for the three month periods ended March 31, 2017 and 2016 and the accompanying notes to the unaudited condensed consolidated financial statements. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 ("10-K"). See “Forward-Looking Statements” below. Amounts are in thousands, except for share amounts and as otherwise noted.

Highlights

The following discussion is intended to assist in understanding our financial position at March 31, 2017, and our results of operations for the three months ended March 31, 2017. Financial and operating results for the three months ended March 31, 2017 include:

•	Revenue from services for the three months ended March 31, 2017 was $86,169 compared to $90,153 for the same period in 2016.

•	Gross profit for the three months ended March 31, 2017 decreased to $25,144 from $26,443 in 2016.

•	Gross profit as a percentage of revenue for the three months ended March 31, 2017 decreased to 29.2% from 29.3% in 2016.

•	Operating income for the three months ended March 31, 2017 decreased to $18,627 from $19,697 in 2016.

•	Net income for the three months ended March 31, 2017 decreased to $8,827 from $16,624 in 2016.

•	Adjusted EBITDA for the three months ended March 31, 2017 decreased to $22,715 from $24,078 for 2016.

•	Adjusted EBITDA as a percentage of revenue for the three months ended March 31, 2017 decreased to 26.4% from 26.7% in 2016.

•	Cash and cash equivalents totaled $11,514 as of March 31, 2017 compared to $11,460 as of March 31, 2016.

Our results for the first quarter demonstrated significant successes with customers and performance on contracts, particularly in North America as well as West Africa and the continued impact of our cost reduction initiatives instituted in prior years. While our results were positive this quarter, the industry remains in a challenging position, and we continue to feel the effects of the current macro oil and gas environment. As we look to the future, we have significant levels of current debt as well as continued impacts of a significant receivable from one customer outstanding as previously disclosed and discussed further below. See "Forward-looking Statements" below and the Risk Factor section of our 10-K, including in particular the risk factor titled "Recent developments in the State of Alaska and their consequences for the market for exploration tax credits have intensified the negative impact on our current liquidity and cash flow" as well as an update to that risk factor contained in Risk Factors included in Part II.

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
Generally, the choice of whether to subcontract out services depends on the expertise available in a certain region and whether that expertise is more efficiently obtained through subcontractors or by using our own labor force. For the most part, certain front-end services, such as permitting and surveying, are subcontracted within North America and our personnel are used in other regions where we operate. When subcontractors are used, we manage them and require that they comply with our work policies and quality, health, safety and environmental ("QHSE") objectives.
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
Recording. We use equipment capable of collecting 2D, 3D, time-lapse 4D and multi-component seismic data. We utilize vibrator energy sources or explosives depending on the nature of the program and measure the reflected signals with strategically placed sensors. Onshore, geophones are manually buried, or partially buried, to ensure good coupling with the surface and to reduce wind noise. Offshore, the reflected signals are recorded by either hydrophones towed behind a survey vessel or by geophones placed directly on the seabed. We increasingly employ ocean bottom nodes positioned by remote operated vehicles on the seafloor in our marine data acquisition operations. We have available over 27,500 owned land and marine seismic recording channels with the ability to access additional equipment, as needed, through rental or long-term leasing sources. All of our systems record equivalent seismic information but vary in the manner by which seismic data is transferred to the central recording unit, as well as their operational flexibility and channel count expandability. We utilize 11,500 channels of Sercel 428/408 equipment, 6,000 channels of Fairfield Land Nodal equipment, and 10,000 channels of Geospace GSX equipment.
Historically, we have made significant capital investments to increase the recording capacity of our crews by increasing channel count and the number of energy source units we operate. This increase in channel count demand was driven by customer needs and is necessary to produce higher resolution images, increase crew efficiencies and undertake larger scale projects. In response to project-based channel requirements, we routinely deploy a variable number of channels with a variable number of crews in an effort to maximize asset utilization and meet customer needs. When recording equipment is at or near full utilization, we utilize rental equipment from strategic suppliers to augment our existing inventories. We believe we will realize the benefit of increased channel counts and flexibility of deployment through increased crew efficiencies, higher revenues and increased margins.
Historically, we dedicated a significant portion of our capital investment to purchasing and leasing wireless recording systems rather than the traditional wired systems. We utilize this equipment as primarily stand-alone recording systems, but on occasion it is used in conjunction with cable-based systems. The wireless recording systems allow us to gain further efficiencies in data recording and provide greater flexibility in the complex environments in which we operate. In addition, we have realized increased crew efficiencies and lessened the environmental impact of our seismic programs due to the wireless recording systems because they require the presence of fewer personnel and less equipment in the field. We believe we will experience continued demand for wireless recording systems in the future.
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
Reclamation. We have experienced teams responsible for reclamation of the areas where work has been performed to minimize the environmental footprint from the seismic program. These programs can include reforestation or other activities to restore the natural landscape at our worksites.
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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Our operating results for the three months ended March 31, 2017 and 2016 are highlighted below:

	Three Months Ended March 31,
	2017	% of Revenue	2016	% of Revenue
Revenue from services:
North America	$46,364	53.8%	$65,657	72.8%
South America	1,771	2.1%	23,639	26.2%
Southeast Asia	2,868	3.3%	857	1.0%
West Africa	35,166	40.8%	—	—%
Total revenue	86,169	100.0%	90,153	100.0%
Gross profit	25,144	29.2%	26,443	29.3%
Selling, general and administrative expenses	6,517	7.6%	6,746	7.5%
Income from operations	18,627	21.6%	19,697	21.8%
Other expense, net	(8,060)	(9.4)%	(2,408)	(2.6)%
Provision for income taxes	1,740	2.0%	665	0.8%
Less net income attributable to noncontrolling interest	1,982	2.3%	2,384	2.6%
Net income attributable to the Corporation	$6,845	7.9%	$14,240	15.8%

Revenue from Services.

North America: Revenue in North America for the three months ended March 31, 2017 decreased by $19,293 or 29.4% compared to the three months ended March 31, 2016, primarily in Alaska. In Alaska, we experienced a decrease in the overall number of projects performed due to the continued impact of changes in the state legislation and the macro oil and gas environment. Canada revenue levels remained steady when comparing first quarter 2016 to 2017.

South America: Revenue in South America for the three months ended March 31, 2017 decreased by $21,868 or 92.5% compared to the three months ended March 31, 2016. The decrease in revenue during 2017 was primarily due to smaller projects in Bolivia in the first quarter of 2017 compared to a large project in Bolivia in first quarter of 2016. We also saw a decrease in Colombia in revenue due to less active projects in the first quarter of 2017 compared to 2016.

Southeast Asia: Revenues in Southeast Asia for the three months ended March 31, 2017 increased by $2,011 compared to the three months ended March 31, 2016. The increase in 2017 revenue for Southeast Asia was primarily due to a small project in New Zealand which commenced in the first quarter of 2017. The first quarter of 2016 had no active land or marine projects in Southeast Asia and the amounts recognized related to residual revenue from a project completed in 2015.

West Africa: Revenues in West Africa for the three months ended March 31, 2017 increased by $35,166 compared to the three months ended March 31, 2016. The increase in 2017 revenue is due to a significant ocean bottom marine project in Nigeria which commenced in late December 2016 and was completed in the first quarter of 2017.

Gross Profit.  Gross profit decreased to $25,144, or 29.2% of revenues for the three months ended March 31, 2017 from $26,443, or 29.3% of revenues, for the three months ended March 31, 2016. The decrease in gross profit was primarily due to a decrease in revenue. Gross profit as a percentage of revenue remained relatively consistent due to increased efficiencies in operations and decreased depreciation due to an asset sale in fourth quarter of 2016.

Adjusted Gross Profit. Adjusted gross profit decreased to $28,395, or 33.0% of revenues for the three months ended March 31, 2017 from $30,642, or 34.0% of revenues for the three months ended March 31, 2016. The decrease in adjusted gross profit as a percentage of revenues is primarily due to decreased revenue.

Selling, General and Administrative Expenses ("SG&A"). For the three months ended March 31, 2017, SG&A expenses decreased slightly by $229 to $6,517 or 7.6% of revenue compared to $6,746 or 7.5% of revenue for the three months ended March 31, 2016. SG&A expense decreased primarily as a result of reduced revenues partially offset by an increase in stock based compensation related to our long term incentive plan established in third quarter of 2016 and a gain on sale of fixed assets in the first quarter of 2016. SG&A expenses in 2017 as a percentage of revenue increased versus 2016 primarily due to increased stock based compensation expense related to our long term incentive plan.

Other Expense. Other expense increased by $5,652 for the three months ended March 31, 2017, primarily due to increased interest expense related to the amortization of deferred issuance costs on our senior loan facility and a decrease in foreign currency gains on principally unrealized transactions due to large gains in 2016 related to the strengthening U.S. dollar relative to currencies in Canada, Brazil and Colombia.

Provision for Income Taxes. For the three months ended March 31, 2017, the provision for income taxes was $1,740 representing a 16.5% effective tax rate compared to the provision for income taxes of $665 for the three months ended March 31, 2016 representing a 3.8% effective tax rate. The increase in the provision for income taxes of $1,075 was primarily due to fluctuations in earnings among the various jurisdictions in which we operate, decreases in valuation allowance reversals and increases in foreign tax rate differentials offset by decreases in permanent differences.

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

Net Income Attributable to the Corporation. For the three months ended March 31, 2017, net income attributable to the Corporation was $6,845 compared to a net income of $14,240 for the three months ended March 31, 2016.

The decrease in net income for the three months ended March 31, 2017 was primarily due to the following factors:

•	Decreased revenue and corresponding decrease in gross profit;

•	Higher interest expense due to the amortization of deferred loan issuance costs for the senior loan facility; and

•	Higher effective tax rate.

Adjusted EBITDA. For the three months ended March 31, 2017, adjusted EBITDA decreased to $22,715 from $24,078 for the three months ended March 31, 2016. The decrease was due primarily to decreases in gross profit related to decreased revenues.

Liquidity and Capital Resources

Working Capital.   Working capital as of March 31, 2017 was $44,758 compared to $40,807 as of December 31, 2016. The increase in working capital was related to increased operations in the first quarter of 2017 compared to the fourth quarter of 2016 resulting in higher accounts receivable partially offset by higher accounts payable. Also contributing to this increase was the reclassification of deferred loan issuance costs primarily related to our senior loan facility from noncurrent to current assets. This was offset by the related reclassification of borrowings under the senior loan facility from noncurrent to current liabilities. We are currently relying on the monetization of the tax credits related to the receivable which is further discussed below for repayment of our senior loan facility. Our revolving line of credit, which we use for short term operating needs, is also expiring in November 2017. While we are continuing to evaluate various alternatives including replacing or renewing these facilities, there can be no assurance that we will be able to obtain additional financing on satisfactory terms, or at all. See below for further information on this receivable and our facilities.

Cash Flows and Liquidity.   Cash provided by operations for the three months ended March 31, 2017 was $5,401, compared to cash used by operations of $1,987 for the first three months of 2016, an increase in cash provided by operations of $7,388. Cash provided by net income and net cash adjustments to net income increased slightly to $19,951 for the three months ended March 31, 2017 compared to cash provided by net income and net cash adjustments to net income of $20,150 for the three months ended March 31, 2016. While net income was lower in the first quarter of 2017 compared to 2016, this was primarily related to noncash amortization of debt issuance costs. Net changes in operating assets and liabilities resulted in cash used of $14,550 for the three months ended March 31, 2017 compared to cash used of $22,137 for the three months ended March 31, 2016. The change is primarily due to a large increase in accounts receivable in first quarter of 2016 related to the receivable from one customer discussed further below.

At March 31, 2017, our largest account receivable from one customer was $78.1 million, representing 58% of total consolidated accounts receivable. This customer was relying on monetization of tax credits under a State of Alaska tax credit program (“Tax Credits”), either from proceeds from the State of Alaska or from third party financing sources, to satisfy the accounts receivable. There remains substantial uncertainty regarding the timing of reimbursement from the State of Alaska and the availability of third party financing to the customer, or us, in order for us to collect our accounts receivable.

Due to the customer’s inability to monetize the Tax Credits, our customer has assigned $89.0 million of Tax Credits to us so that we can seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. We have recorded a total reduction of the accounts receivable balance of $3.5 million related to the monetization of Tax Credits during the quarter ended March 31, 2017. Based upon the uncertainty regarding the timing to monetize the Tax Credits as of March 31, 2017, we have classified $38.0 million as a long term accounts receivable in the March 31, 2017 and December 31, 2016 condensed consolidated balance sheets.

As of March 31, 2017 the state of Alaska had completed its audit of approximately $30.2 million of Tax Credit applications. This audit resulted us receiving approximately $24.4 million of Tax Credit certificates during 2016 from the State of Alaska. The State of Alaska disallowed approximately $5.8 million of what we believe should otherwise be eligible expenditures. Our customer filed an appeal of this decision on October 18, 2016 seeking a reversal of the disallowed amount. The Corporation expects additional Tax Credit certificates from the State of Alaska representing approximately $58.8 million to be issued on a rolling basis in 2017.

There continues to be significant uncertainty regarding the timely payment by the State of Alaska of its obligations on issued Tax Credit certificates as well as our ability to accurately estimate the timeframe for such payments. We continue to explore options to monetize the Tax Credit certificates, including the option we have utilized to sell the certificates in the secondary market at a discount to purchasers that are able to apply the certificates to reduce their own Alaskan tax liabilities. There is a risk that any monetization of the Tax Credits certificates, however, will reflect a substantial discount and may be insufficient to fully repay the customer’s outstanding account receivable. Should this result, we may be required to record an impairment to the amount due from our customer. In addition, we believe the secondary market has been negatively impacted by the uncertainty about future political developments or legislative actions. This has currently delayed our ability to monetize our Tax Credit certificates. The outcome of future legislative actions could restrict our ability to monetize Tax Credits in the secondary market which may require us to record an impairment to the amount due from our customer. We also believe that rising oil prices would increase the market for our Tax Credits, but there can be no assurance that prices will increase sufficient to improve the market or when it might occur.

Capital Expenditures.  Cash used by investing activities for the three months ended March 31, 2017 was $301, compared to cash provided by investing activities of $258 for the three months ended March 31, 2016, an increase in cash used of $559. Our 2017 capital expenditures primarily relate to remaining cash payments for the 2016 purchase of a set of vibrators as well as the purchase of additional camp equipment and vibrators in the first quarter of 2017. The proceeds from sale of assets represents cash received for the sale of some ocean bottom nodal equipment in the fourth quarter of 2016. Based on current information, we expect our total capital expenditures for 2017 to be under $5.0 million. This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs. But this amount will not allow us to purchase any new technology or upgrade existing capital assets.

Financing. Cash used by financing activities for the three months ended March 31, 2017 was $1,341, compared to cash provided by financing activities of $2,612 for the three months ended March 31, 2016, a decrease in cash provided of $3,953. The decrease in cash provided during the three months ended March 31, 2017 was primarily due to repayments of our revolving credit facility in 2017 versus borrowing under the same facility in 2016.

Senior Secured Notes and Second Lien Notes. On July 2, 2014, we entered into an indenture under which we issued $150,000 of senior secured notes due July 15, 2019, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. On June 19, 2015, all outstanding senior secured notes were exchanged for an equal amount of new senior secured notes ("Senior Secured Notes"), which are substantially identical in terms to the existing senior secured notes except that the Senior Secured Notes are registered under the Securities Act of 1933, as amended. In addition, on August 26, 2015, we exchanged $10,000 face value of Senior Secured Notes for 2,366,307 shares of our common stock. The Senior Secured Notes bear interest at the annual rate of 10% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015.

On June 24, 2016 we exchanged of $138,128 face value of our Senior Secured Notes for $76,523 of new second lien notes due 2019 ("Second Lien Notes") and 6,410,502 shares of the Corporation's common stock. The Second Lien Notes are substantially similar to the Senior Secured Notes with the following modifications:

•
The Second Lien Notes have a maturity date of September 24, 2019, provided that, if any of the Senior Secured Notes remain outstanding as of March 31, 2019, the maturity date of the Second Lien Notes will become April 14, 2019 upon the vote of the holders of a majority of the then-outstanding Second Lien Notes.

•	The liens securing the Second Lien Notes are junior to the liens securing the Senior Loan Facility and senior to the liens securing the Senior Secured Notes.

•
Interest on the Second Lien Notes is payable quarterly. We may elect to pay interest on the Second Lien Notes in kind with additional Second Lien Notes for the first twelve months of interest payment dates, provided that, if we make this election, the interest on the Second Lien Notes for such in kind payments will accrue at a per annum rate 1% percent higher than the cash interest rate of 10%. We elected to pay interest during the quarter ended March 31, 2017 of $2,204 in kind.

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

The indentures governing the Senior Secured Notes and Second Lien Notes contain covenants which include limitations on our ability to: (i) transfer or sell assets; (ii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iii) incur or guarantee additional indebtedness or, with respect to the our restricted subsidiaries, issue preferred stock; (iv) create or incur liens; (v) incur dividend or other payment restrictions affecting its restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of its or its subsidiaries’ assets; (vii) enter into transactions with affiliates; (viii) engage in business other than its current business and reasonably related extensions thereof; and (ix) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Senior Secured Notes and Second Lien Notes. We were in compliance with the indenture covenants as of March 31, 2017.

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

Revolving Credit Facility. On November 6, 2014, SAExploration, Inc., SAExploration Holdings, Inc., and our other domestic subsidiaries (collectively, "we" or "our") and Wells Fargo Bank, National Association (“Lender”) entered into a Credit Agreement providing for a $20,000 revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is secured by our U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the credit agreement. As a result of a yearly appraisal of the orderly net liquidation value of existing eligible equipment by the Lender that occurred during 2016, our borrowing base under the Revolving Credit Facility was lowered to $9,357. The proceeds of the Revolving Credit Facility are primarily used to fund our working capital needs for operations and for general corporate purposes. As of March 31, 2017 and December 31, 2016, borrowings of $4,517 and $5,844, respectively, were outstanding under the Revolving Credit Facility.

Borrowings made under the Revolving Credit Facility bear interest at a rate of daily three month LIBOR plus 3%, payable monthly. The Revolving Credit Facility has a maturity date of November 6, 2017, unless terminated earlier. We may request, and the Lender may grant, an increase to the maximum amount available under the Revolving Credit Facility in minimum increments of $1,000 not to exceed an additional $10,000 in the aggregate, so long as certain conditions described in the credit agreement are met. We currently do not meet these conditions.

The credit agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Revolving Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of

March 31, 2017 and December 31, 2016, there were no letters of credit outstanding under the sub-facility. For a complete discussion of the terms and security for the Revolving Credit Facility, see Note 6 of Notes to Consolidated Financial Statements included in our 10-K.

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

The credit agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. We were in compliance with the credit agreement covenants as of March 31, 2017.

Senior Loan Facility. On June 29, 2016, we, as borrower, and each of our domestic subsidiaries, as guarantors (the “Guarantors”), entered into the senior loan facility (the "Senior Loan Facility") with the Supporting Holders of the Senior Secured Notes. In addition to the Supporting Holders, one additional holder of the Senior Secured Notes subsequently elected to participate as a lender in the Senior Loan Facility based on their proportionate ownership of the Senior Secured Notes as discussed in Note 13. The Senior Loan Facility provides funding up to a maximum amount of $30,000 which is currently all available for borrowing. As of March 31, 2017 and December 31, 2016, borrowings of $29,995 were outstanding under the Senior Loan Facility.

The Senior Loan Facility is secured by a junior first lien on our accounts receivable, which includes the Tax Credits and certificates evidencing the Tax Credits. Those Tax Credits and certificates are also pledged on a senior first lien basis to the Lender under the Revolving Credit Facility.   Any proceeds from monetizing the Tax Credits or Tax Credit certificates automatically reduce the amount we have borrowed under our Revolving Credit Facility.  The Senior Loan Facility requires that once we have received $15 million in proceeds from the Tax Credits or Tax Credit certificates, unless waived by the lenders (or individual lenders) under the Senior Loan Facility, mandatory payments of proceeds from the Tax Credits or certificates must be made to reduce the amount outstanding under the Senior Loan Facility.

Borrowings under the Senior Loan Facility bear interest at a rate of 10% per year, payable monthly. The Senior Loan Facility has a maturity date of January 2, 2018, unless terminated earlier.

The Senior Loan Facility is secured by substantially all of the collateral securing the obligations under (i) the Revolving Credit Agreement (ii) the Senior Secured Notes and (iii) the Second Lien Notes, including the receivable due to the Corporation discussed in Note 2 and above. This security interest is junior to the security interest in such collateral securing the obligations under the Revolving Credit Facility and senior to the security interests in such collateral securing the obligations under the Second Lien Notes and the Senior Secured Notes.

The Senior Loan Facility contains negative covenants that restrict our and the Guarantors’ ability to incur indebtedness, create or incur liens, enter into fundamental changes to our corporate structure or to the nature of our business, dispose of assets, permit a change in control to occur, make certain prepayments, other payments and distributions, make certain investments, enter into affiliate transactions or make certain distributions, and requires that we maintain and deliver certain financial reports, projections, records and other items. The Senior Loan Facility also contains customary representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Senior Loan Facility agent and the lenders, and customary events of default. We were in compliance with the Senior Loan Facility covenants as of March 31, 2017.

Use of Adjusted EBITDA and Adjusted Gross Profit (Non-GAAP measures) as Performance Measures

We use an adjusted form of EBITDA to measure period over period performance, which is a non-GAAP measurement. Adjusted EBITDA is defined as net income (loss) plus depreciation and amortization, plus interest expense, plus income taxes, plus share-based compensation, plus loss (gain) on disposal of property and equipment, plus foreign exchange loss (gain) and plus nonrecurring one-time expenses. Our management uses Adjusted EBITDA as a supplemental financial measure to assess:

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

The computation of our Adjusted EBITDA (a non-GAAP measure) from net income, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$8,827	$16,624
Depreciation and amortization (1)	3,356	4,332
Interest expense, net	8,358	4,028
Provision for income taxes	1,740	665
Share-based compensation (2)	629	165
Loss (gain) on disposal of property and equipment, net (3)	4	(342)
Foreign exchange gain, net (4)	(311)	(1,625)
Nonrecurring expense (5)(6)	112	231
Adjusted EBITDA	$22,715	$24,078

(1)Depreciation and amortization expense was charged to the statements of operations as follows:

	Three Months Ended March 31,
	2017	2016
Cost of services	$3,251	$4,199
Selling, general and administrative expenses	105	133
Total depreciation and amortization	$3,356	$4,332

(2)	Share-based compensation primarily relates to the non-cash value of stock options and restricted stock awards granted to our employees and directors.

(3)	Loss (gain) on disposal of property and equipment, net is primarily the impact of sale of equipment.

(4)	Foreign exchange gain, net includes the effect of both realized and unrealized foreign exchange transactions.

(5)	Nonrecurring expenses in 2017 primarily consists of severance payments in several locations as well as non-operating expenses incurred at the corporate location.

(6)	Nonrecurring expenses in 2016 primarily consist of various non-operating expenses incurred at the corporate and Peru locations.

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
The computation of our Adjusted Gross Profit (a non-GAAP measure) from gross profit, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended March 31,
	2017	% of Revenue	2016	% of Revenue
Gross profit as presented	$25,144	29.2%	$26,443	29.3%
Depreciation and amortization expense included in cost of services(1)	3,251	3.8%	4,199	4.7%
Adjusted Gross Profit	$28,395	33.0%	$30,642	34.0%

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

Critical Accounting Policies

For a discussion of critical accounting policies see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 10-K. There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position, except as discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements under the captions "Recently Issued Accounting Pronouncements - Restricted Cash and Going Concern".

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

•
the availability of liquidity and capital resources, including our need to refinance or replace our Revolving Credit Facility and our Senior Term Facility and our inability to make capital expenditures due to our current liquidity and cash flow situation and the potential impact this has on our business and competitiveness;

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
You should refer to our other periodic and current reports filed with the SEC and the risk factors from our 10-K for specific risks which would cause actual results to be significantly different from those expressed or implied by any of our forward-looking statements. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, readers of this report are cautioned not to place undue reliance on the forward-looking statements.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
There have been no material changes in the significant risk factors that may affect our business, financial position, results of operations or liquidity as described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 except for updates to the risk below.

Developments in the State of Alaska and their consequences for the market for exploration tax credits and the impacts of those developments on our cash flow have intensified the negative impact on our current liquidity and cash flow.

The State of Alaska offers two types of exploration tax credits (“Tax Credits”), which certain of our Alaskan customers receive in connection with the acquisition of seismic data that we generate. These customers may utilize cash received from the State of Alaska for the Tax Credits or, more typically, from the proceeds of a third party loan secured by the Tax Credits to pay accounts receivable due to us. As a result, we have, from time to time, accounts receivable due from Alaskan customers where the timing and amount of payment to us may be dependent upon when the Tax Credits can be monetized. In connection with the above, our

Alaskan customers manage the Tax Credit process, which includes filing an application, undergoing an audit and receiving a Tax Credit certificate for the permitted amount. However, the ultimate disposition and timing of the process of the issuance of a Tax Credit certificate by the State of Alaska is outside our control. Historically, applicants have been able to quickly monetize Tax Credits before the issuance of the Tax Credit certificates and remit prompt payment to us by securing a loan from a financial institution secured by the Tax Credits. However, the State of Alaska’s existing budget deficit, delays in the State of Alaska paying on Tax Credits compared to historical timing, a veto by the governor of Alaska over the line item in the budget to pay Tax Credits in the fiscal 2017 budget, uncertainty over the budget to pay Tax Credits in 2018 and possible legislation that may amend the current Tax Credit program have produced substantial uncertainty about the timing of reimbursement from the State of Alaska for Tax Credits. As a consequence of this uncertainty, we believe that third-party financial institutions have suspended lending against Tax Credits prior to issuance of a Tax Credit certificate. In turn, our ability to monetize these Tax Credits in a timely manner has also been materially and adversely affected.

At March 31, 2017, our largest account receivable from one customer was $78.1 million, representing 58% of total consolidated accounts receivable. This customer was relying on monetization of Tax Credits, either from proceeds from the State of Alaska or from third party financing sources, to satisfy the accounts receivable. There remains substantial uncertainty regarding the timing of reimbursement from the State of Alaska and the availability of third party financing to the customer, or us, in order for us to collect our accounts receivable.

Due to the customer’s inability to monetize the Tax Credits, our customer has assigned $89.0 million of Tax Credits to us so that we can seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. We have recorded a total reduction of the accounts receivable balance of $3.5 million related to the monetization of Tax Credits during the quarter ended March 31, 2017. Based upon the uncertainty regarding the timing to monetize the Tax Credits as of March 31, 2017, we have classified $38.0 million as a long term accounts receivable in the March 31, 2017 and December 31, 2016 condensed consolidated balance sheets and may need to reclassify additional accounts receivable in the future.

As of March 31, 2017 the state of Alaska has completed its audit of approximately $30.2 million of Tax Credit applications. This audit resulted in us receiving approximately $24.4 million of Tax Credit certificates during 2016 from the State of Alaska. The State of Alaska disallowed approximately $5.8 million of what we believe should otherwise be eligible expenditures. Our customer filed an appeal of this decision on October 18, 2016 seeking a reversal of the disallowed amount. We expect additional Tax Credit certificates from the State of Alaska representing approximately $58.8 million to be issued on a rolling basis in 2017.

There continues to be significant uncertainty regarding the timely payment by the State of Alaska of its obligations on issued Tax Credit certificates as well as our ability to accurately estimate the timeframe for such payments. We continue to explore options to monetize the Tax Credit certificates, including the option we have utilized to sell the certificates in the secondary market at a discount to purchasers that are able to apply the certificates to reduce their own Alaskan tax liabilities. There is a risk that any monetization of the Tax Credits certificates, however, will reflect a substantial discount and may be insufficient to fully repay the customer’s outstanding account receivable. Should this result, we may be required to record an impairment to the amount due from our customer. In addition, we believe the secondary market has been negatively impacted by the uncertainty about future political developments or legislative actions. This has currently delayed our ability to monetize our Tax Credit certificates. The outcome of future legislative actions could restrict our ability to monetize Tax Credits in the secondary market which may require us to record an impairment to the amount due from our customer. We also believe that rising oil prices would increase the market for our Tax Credits, but there can be no assurance that prices will increase sufficient to improve the market or when it might occur.

As part of the restructuring we completed in 2016, we entered into a senior loan facility, which added up to $30.0 million in additional liquidity. The senior loan facility is secured by a junior first lien on our accounts receivable, which includes the Tax Credits and certificates evidencing the Tax Credits. Those Tax Credits and certificates are also pledged on a senior first lien basis to the lender under our revolving credit facility. All proceeds from monetizing the Tax Credits or Tax Credit certificates are paid into an account at the lender under the revolving credit facility and automatically reduce the amount we have borrowed under that line of credit. The senior loan facility requires that once we have received $15 million in proceeds from the Tax Credits or Tax Credit certificates, unless waived by the lenders (or individual lenders) under the senior loan facility, mandatory repayments of the amount received for the Tax Credits or Tax Credit certificates must be made. As a result, once we have received $15 million in proceeds from the Tax Credits or Tax Credit certificates, which we expect will occur shortly, until the outstanding balance on the senior loan facility is paid in full, the amount owed to the lender under the senior loan facility must come from cash or from a re-borrowing of the amount due under our revolving credit facility. If we are able to monetize our Tax Credits, we expect that we will be able to repay the senior loan facility in 2017 but, in any event, it will mature on January 2, 2018. While we are currently working on various financing alternatives that would replace or renew our revolving credit facility or senior loan facility, there can be no assurance that we will be able to obtain additional financing on satisfactory terms, or at all.

Until we are able to finally resolve the issue described above, we may continue to experience liquidity issues. The restructuring, which provided additional borrowing capacity, and the debt exchange which reduced our indebtedness expense and allows us to pay interest in kind, provided some level of short term liquidity, which has mitigated the acuteness of this issue, but it does not solve the issue of our need to monetize our Tax Credits.

Item 6. Exhibits
Exhibits

See the Exhibit Index attached hereto and incorporated herein by reference for a list of the exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAExploration Holdings, Inc.

By:	/s/ Brent Whiteley
Brent Whiteley
Chief Financial Officer, General
Counsel and Secretary (Duly
Authorized Officer and Principal
Financial Officer)

Date: May 5, 2017

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date

2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the Corporation., Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Corporation, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	May 28, 2013

2.3	Restructuring Support Agreement dated as of June 13, 2016, among the Corporation, the members of management identified therein and the supporting holders identified therein.	By Reference	8-K	June 13, 2016

3.1	Third Amended and Restated Certificate of Incorporation.	By Reference	8-K/A	September 9, 2016

3.2	Second Amended and Restated Bylaws.	By Reference	8-K	August 1, 2016

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Indenture, dated July 2, 2014, by and among the Corporation, the guarantors named therein and U.S. Bank National Association, as trustee and noteholder collateral agent.	By Reference	8-K	July 9, 2014

4.3	Form of 10.000% Senior Secured Notes due 2019.	By Reference	10-Q	August 7, 2015

4.4	Notation of Guarantee executed June 19, 2015, among the Corporation, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC.	By Reference	10-Q	August 7, 2015

4.5	First Supplemental Indenture, dated as of June 29, 2016, among the Corporation, the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent.	By Reference	8-K	July 1, 2016

4.6	Indenture, dated July 27, 2016, by and among the Corporation, the guarantors named therein and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent.	By Reference	8-K	August 1, 2016

4.7	Form of 10.000% Senior Secured Second Lien Notes due 2019.	By Reference	8-K	August 1, 2016

Exhibit No.	Description	Included	Form	Filing Date
4.8	Notation of Guarantee executed July 27, 2016, among SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC.	By Reference	8-K	August 1, 2016

4.9	Warrant Agreement, dated as of July 27, 2016 between the Corporation and Continental Stock Transfer & Trust Company, as Warrant Agent.	By Reference	8-K	August 1, 2016

4.10	Form of Series A Warrant (included in Exhibit 4.9).	By Reference	8-K	August 1, 2016

4.11	Form of Series B Warrant (included in Exhibit 4.9).	By Reference	8-K	August 1, 2016

4.12	Registration Rights Agreement dated June 24, 2013, by and between the Corporation and CLCH, LLC.	By Reference	8-K	June 28, 2013

4.13	Registration Rights Agreement dated July 27, 2016, between the Corporation and the holders named therein.	By Reference	8-K	August 1, 2016

4.14	First Amendment dated as of August 25, 2016 to Registration Rights Agreement dated July 27, 2016, between the Corporation and the holders named therein.	By Reference	8-K	August 25, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

Exhibit No.	Description	Included	Form	Filing Date
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2017, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.
Herewith