Form 10-Q
period 2017-06-30
SAExploration Holdings, Inc.
filed 2017-08-21
CIK 1514732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of shares of common stock, $0.0001 par value, outstanding as of August 14, 2017: 9,424,534

SAEXPLORATION HOLDINGS, INC.
INDEX TO FORM 10-Q
June 30, 2017

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SAExploration Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,238	$11,460
Restricted cash	5,114	536
Accounts receivable, net	44,506	69,721
Deferred costs on contracts	433	8,644
Prepaid expenses	2,523	1,977
Deferred loan issuance costs, net	10,324	—
Total current assets	83,138	92,338
Property and equipment, net	38,044	42,759
Intangible assets, net	697	721
Goodwill	1,771	1,711
Deferred loan issuance costs, net	—	20,856
Accounts receivable, net, noncurrent	43,961	37,984
Deferred income tax assets	5,083	5,122
Other assets	181	164
Total assets	$172,875	$201,655

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,295	$9,301
Accrued liabilities	10,532	12,750
Income and other taxes payable	8,707	15,605
Borrowings under revolving credit facility	2,867	5,844
Borrowings under senior loan facility	29,995	—
Current portion of capital leases	1	56
Deferred revenue	—	7,975
Total current liabilities	56,397	51,531
Borrowings under senior loan facility	—	29,995
Second lien notes, net	84,689	80,238
Senior secured notes, net	1,839	1,830
Total liabilities	142,925	163,594
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares outstanding	—	—
Common stock, $0.0001 par value, 55,000,000 shares authorized, 9,358,529 shares issued and outstanding at June 30, 2017 and December 31, 2016	1	1
Additional paid-in capital	133,081	131,816
Accumulated deficit	(103,610)	(92,550)
Accumulated other comprehensive loss	(4,894)	(4,822)
Total stockholders’ equity attributable to the Corporation	24,578	34,445
Noncontrolling interest	5,372	3,616
Total stockholders’ equity	29,950	38,061
Total liabilities and stockholders’ equity	$172,875	$201,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue from services	$13,559	$57,049	$99,728	$147,202
Cost of services excluding depreciation and amortization expense	11,629	36,520	69,403	96,031
Depreciation and amortization expense included in cost of services	2,947	4,172	6,198	8,371
Gross profit (loss)	(1,017)	16,357	24,127	42,800
Selling, general and administrative expenses	6,358	7,213	12,875	13,959
Income (loss) from operations	(7,375)	9,144	11,252	28,841
Other income (expense):
Costs incurred on debt restructuring	—	(2,334)	—	(2,334)
Interest expense, net	(8,561)	(4,033)	(16,919)	(8,061)
Foreign exchange gain (loss), net	(1,347)	813	(1,036)	2,438
Other income (expense), net	(72)	26	(85)	21
Total other expense, net	(9,980)	(5,528)	(18,040)	(7,936)
Income (loss) before income taxes	(17,355)	3,616	(6,788)	20,905
Provision for income taxes	485	2,739	2,225	3,404
Net income (loss)	(17,840)	877	(9,013)	17,501
Less: net income attributable to noncontrolling interest	65	622	2,047	3,006
Net income (loss) attributable to the Corporation	$(17,905)	$255	$(11,060)	$14,495

Net income (loss) attributable to the Corporation per common share:
Basic	$(1.91)	$1.97	$(1.18)	$112.13
Diluted	$(1.91)	$1.97	$(1.18)	$112.09

Weighted average shares:
Basic	9,358,529	129,276	9,358,529	129,272
Diluted	9,358,529	129,276	9,358,529	129,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(17,840)	$877	$(9,013)	$17,501
Foreign currency translation loss	(7)	(371)	(72)	(984)
Total comprehensive income (loss)	(17,847)	506	(9,085)	16,517
Less: comprehensive income attributable to noncontrolling interest	65	622	2,047	3,006
Comprehensive income (loss) attributable to the Corporation	$(17,912)	$(116)	$(11,132)	$13,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2017
(In thousands, except share amounts)

	Common Shares Issued and Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Corporation Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	9,358,529	$1	$131,816	$(92,550)	$(4,822)	$34,445	$3,616	$38,061
Foreign currency translation	—	—	—	—	(72)	(72)	—	(72)
Distribution to noncontrolling interest	—	—	—	—	—	—	(291)	(291)
Share-based compensation expense	—	—	1,265	—	—	1,265	—	1,265
Net income (loss)	—	—	—	(11,060)	—	(11,060)	2,047	(9,013)
Balance at June 30, 2017	9,358,529	$1	$133,081	$(103,610)	$(4,894)	$24,578	$5,372	$29,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income (loss) attributable to the Corporation	$(11,060)	$14,495
Net income attributable to noncontrolling interest	2,047	3,006
Net income (loss)	(9,013)	17,501
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,400	8,638
Amortization of loan issuance costs, debt discount and debt premium	10,523	770
Payment interest in kind	4,469	—
Gain on disposition of property and equipment	(83)	(250)
Share-based compensation	1,265	343
Provision for doubtful accounts	—	653
Unrealized loss (gain) on foreign currency transactions	135	(2,715)
Changes in operating assets and liabilities:
Accounts receivable	17,288	(53,975)
Prepaid expenses	(559)	(2,393)
Deferred costs on contracts	8,208	4,265
Accounts payable	(4,424)	9,966
Accrued liabilities	(2,233)	4,427
Income and other taxes payable	(6,863)	8,225
Deferred revenue	(7,975)	(198)
Other, net	(14)	1
Net cash provided by (used in) operating activities	17,124	(4,742)
Investing activities:
Purchase of property and equipment	(2,218)	(656)
Proceeds from sale of property and equipment	1,962	475
Net cash used in investing activities	(256)	(181)
Financing activities:
Borrowings under senior loan facility	—	5,600
Payment of loan facility fee and loan issuance costs	—	(960)
Revolving credit facility borrowings	30,845	35,440
Revolving credit facility repayments	(33,822)	(28,693)
Repayments of capital lease obligations	(55)	(54)
Distribution to noncontrolling interest	(291)	(549)
Net cash provided by (used in) financing activities	(3,323)	10,784
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(189)	(329)
Net change in cash, cash equivalents, and restricted cash	13,356	5,532
Cash, cash equivalents and restricted cash at the beginning of period	11,996	11,818
Cash, cash equivalents and restricted cash at the end of period	$25,352	$17,350

Supplemental disclosures of cash flow information:
Interest paid	$1,946	$7,243
Income taxes paid, net	$4,006	$249

Supplemental disclosures of cash flow information -- non-cash investing and financing activities:
Capital assets acquired included in accounts payable	$—	$16
Grantee election to fund payroll taxes out of restricted stock grant	$—	$4

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

Basis of Presentation
The unaudited interim condensed consolidated financial statements of the Corporation as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016 included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of December 31, 2016. Although the financial statements and related information included herein have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Corporation believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s audited consolidated financial statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016 (the "10-K"). In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Corporation’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.
Certain amounts in the condensed consolidated balance sheet as of December 31, 2016, presented herein have been reclassified to conform to the current period presentation. These reclassifications had no effect on financial position, net income, or stockholders' deficit. On July 27, 2016, the Corporation completed a 135-for-1 reverse stock split, whereby each 135 shares of its common stock were reclassified into one share of common stock. All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented.
Significant Accounting Policies
There have been no changes to the significant accounting policies of the Corporation from the information provided in Note 4 of the Notes to Consolidated Financial Statements in the Corporation’s 10-K, except as discussed below under Recently Issued Accounting Pronouncements - Share-Based Compensation, Restricted Cash, and Going Concern.

Recently Issued Accounting Pronouncements

Share-Based Compensation

In May 2017, the Financial Accounting Standards Board ("FASB") issued new guidance clarifying when modification accounting should be applied to changes to a share-based compensation award. The new guidance requires that a change to an award is required to be accounted for as a modification unless the following three conditions are met: (1) the fair value of the award does not change; (2) the vesting conditions are not modified; and (3) the classification of the award as an equity or liability award does not change. The new guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Corporation has adopted the guidance effective as of June 30, 2017, prospectively for any awards that are modified on or after

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

that date. The adoption did not have a material impact on the Corporation's financial position, results of operations, cash flows or disclosures.

Restricted Cash

In November 2016, the FASB issued new guidance intended to reduce the diversity in classification and presentation of restricted cash on the statement of cash flows. The new guidance requires the beginning-of-period and end-of-period totals on the statement of cash flows to include restricted cash and restricted cash equivalents. The new guidance is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The Corporation has adopted the guidance effective as of March 31, 2017, and retrospectively for all periods presented. As a result of this adoption, our condensed consolidated statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash. See Note 5 for a reconciliation of the totals in the condensed consolidated statement of cash flows and in the condensed consolidated balance sheets.

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

Revenue Recognition

In May 2014, the FASB issued new guidance intended to change the criteria for recognition of revenue. The new guidance establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15,

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

2016, including interim periods within that reporting period.

The Corporation is currently assessing the impact of the standard on its consolidated financial statements and related disclosures. The Corporation continues to evaluate the impact of this guidance, but currently the Corporation expects the adoption of this standard may affect the timing in which the Corporation recognizes certain expenses of its contracts and to require expanded disclosure. There are two methods of transition permitted under the standard: the full retrospective method, in which the standard would be applied retrospectively to each prior reporting period presented; or the modified retrospective method, in which the standard would be applied to all contracts in process as of the date of initial application, with the cumulative effect of applying the standard recognized in beginning retained earnings. The Corporation currently anticipates adopting this standard using the modified retrospective method. The Corporation will adopt this guidance during the first quarter of 2018.

NOTE 2 — RESTRUCTURING

The Corporation previously disclosed in its 10-K that it had entered into a comprehensive restructuring support agreement (the “Restructuring Support Agreement”) with holders (the “Supporting Holders”) of approximately 66% of the par value of the Corporation’s 10% senior secured notes due 2019 (the “Senior Secured Notes” and the holders thereof, the “Existing Holders”), in which the Supporting Holders and the Corporation agreed to enter into and implement a proposed comprehensive restructuring of the Corporation’s balance sheet, which included the funding of up to $30 million in new capital (the “Restructuring”) during the quarter ended June 30, 2016.

The following is a summary of the key aspects of the Restructuring:

Exchange of Senior Secured Notes for New Second Lien Notes. The Corporation commenced an offer on June 24, 2016, (“Exchange Offer”) to exchange each $1 of Senior Secured Notes held by the Existing Holders for (i) $0.50 of newly issued 10% Senior Secured Second Lien Notes due 2019 (the “Second Lien Notes”) and (ii) 46.41 shares of newly issued Corporation common stock (giving effect to a 135-for-1 reverse stock split that was effected in connection with closing of the exchange offer, the “Reverse Stock Split”). The Exchange Offer closed on July 27, 2016 (“Closing Date”). A further description of the terms of the Second Lien Notes and revised terms of the Senior Secured Notes is provided in Note 8.

Senior Loan Facility. On June 29, 2016, the Supporting Holders and the Corporation entered into a $30 million multi-draw senior secured term loan facility (the "Senior Loan Facility"). All holders of the Senior Secured Notes that participated in the Exchange Offer were also able to participate in the Senior Loan Facility. Borrowings under the Senior Loan Facility bear interest at a rate of 10% per year, payable monthly. The Senior Loan Facility has a maturity date of January 2, 2018, unless terminated earlier. As part of the consideration for providing the Senior Loan Facility, the Corporation issued to the lenders shares equal to 28.2% of the outstanding shares of its common stock as of the Closing Date, after giving effect to the Reverse Stock Split. A further description of the terms of the Senior Loan Facility are provided in Note 7.

Change in Priority of Secured Indebtedness. After the Closing Date, the priority claims of the Corporation’s secured indebtedness are (1) the revolving credit facility, which will be secured by all of the existing collateral on a senior first lien priority basis, (2) the Senior Loan Facility, which will be secured by all of the existing collateral on a junior first lien priority basis, (3) the Second Lien Notes, which will be secured by substantially all of the existing collateral on a second lien priority basis and (4) the Senior Secured Notes, which will be secured by substantially all of the existing collateral on a third lien priority basis.

Reverse Stock Split and Issuance of Common Stock. The Corporation’s stockholders approved a 135-for-1 reverse stock split that was effected on the Closing Date. After the reverse stock split, 9,213,804 shares of common stock, representing 92.69% of the shares outstanding as of the Closing Date, were issued to the lenders under the Senior Loan Facility and to tendering holders of Senior Secured Notes. The effect of the Reverse Stock Split on prior periods’ earnings per share is discussed in Note 5 and the effect on shares of common stock outstanding is discussed in Note 10.

New Board of Directors. As of the Closing Date, the Board of the Corporation (the "Board of Directors") was intended to be comprised of seven directors with the final director appointment made on January 11, 2017. The Board now consists of: one member of senior management, four directors chosen by the Supporting Holders, including one member of senior management, one director chosen by Whitebox Advisors LLC and one director chosen by BlueMountain Capital Management, LLC. Each of Blue Mountain Capital Management, LLC and Whitebox Advisors LLC has the right to choose one director to be nominated by

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

the Corporation for so long as each of their common stock holdings following the Closing Date exceed 10% of the total shares outstanding.

Senior Management and Share-Based Compensation. The Corporation has entered into new employment agreements with members of its existing senior management. Existing equity grants under the 2013 Long-Term Incentive Plan vested as of the Closing Date for all current participants. Additionally, the Corporation adopted a management Long Term Incentive Plan, which was amended and restated during the second quarter of 2017 as further discussed in Note 11.

Warrants. As of the Closing Date, the Corporation issued warrants to existing holders of its common stock for 4.5% of the outstanding common stock. A further description of the terms of the warrants is provided in Note 10.

NOTE 3 — CREDIT CONCENTRATION

At June 30, 2017, the Corporation's largest account receivable from one customer was $78.1 million, representing 88% of total consolidated accounts receivable. This customer was relying on monetization of tax credits under a State of Alaska tax credit program (“Tax Credits”), either from proceeds from the State of Alaska or from third party financing sources, to satisfy the accounts receivable. There remains substantial uncertainty regarding the timing of reimbursement from the State of Alaska and the availability of third party financing to the customer, or the Corporation, in order for the Corporation to collect its accounts receivable.

Due to the customer’s inability to monetize the Tax Credits, the Corporation's customer has assigned $89.0 million of Tax Credits to the Corporation so that it can seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. The Corporation has recorded a total reduction of the accounts receivable balance of $3.5 million related to the monetization of Tax Credits during the three and six months ended June 30, 2017. Based upon the uncertainty regarding the timing to monetize the Tax Credits as of June 30, 2017, the Corporation has classified $44.0 million and $38.0 million as a long term accounts receivable as of June 30, 2017 and December 31, 2016, respectively. The Corporation reclassified an additional $6.0 million to long term in the three months ended June 30, 2017 due to delays in monetization of Tax Credit certificates related to the legislation discussed below.

As of June 30, 2017, the State of Alaska has completed its audit of approximately $30.2 million of Tax Credit applications. This audit resulted in the Corporation receiving approximately $24.4 million of Tax Credit certificates during 2016 from the State of Alaska. The State of Alaska disallowed approximately $5.8 million of what the Corporation believes should otherwise be eligible expenditures. The Corporation's customer filed an appeal of this decision on October 18, 2016 seeking a reversal of the disallowed amount. As of the date of filing, the State of Alaska completed its audit of an additional $16.1 million of Tax Credit applications which resulted in the Corporation receiving approximately $16.1 million of Tax Credit certificates during July 2017. The Corporation expects additional Tax Credit certificates from the State of Alaska representing approximately $42.7 million to be issued during the remainder of 2017 and the beginning of 2018.

There continues to be significant uncertainty regarding the timely payment by the State of Alaska of its obligations on issued Tax Credit certificates as well as the Corporation's ability to accurately estimate the timeframe for such payments. The Corporation continues to explore options to monetize the Tax Credit certificates, including the option to sell the certificates in the secondary market at a discount to purchasers that are able to apply the certificates to reduce their own Alaskan tax liabilities. There is a risk that any monetization of the Tax Credit certificates, however, will reflect a substantial discount and may be insufficient to fully repay the customer’s outstanding accounts receivable. Should this result, the Corporation may be required to record an impairment to the amount due from our customer. In addition, the Corporation believes the secondary market has been negatively impacted by the uncertainty about future political developments or legislative actions. This has currently delayed the Corporation's ability to monetize its Tax Credit certificates. The Corporation believes recent legislation actions should positively affect the secondary market, however, the Corporation does not control the timing or outcome of the actions in this market. The Corporation is relying on the secondary market to monetize the Tax Credit certificates and if it does not improve, the Corporation may be required to record an impairment to the amount due from its customer. The Corporation also believes that rising oil prices may increase the market for the Tax Credit certificates, but there can be no assurance that prices will increase sufficient to improve the market or when it might occur.

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

Dilutive potential common shares consist of shares issuable upon (i) the vesting of restricted stock, (ii) the exercise of warrants at average market prices greater than their exercise prices, and (iii) the exercise of stock options at average market prices greater than their exercise prices. Under the treasury stock method, dilutive potential common shares are determined based on the assumed exercise of dilutive restricted stock, stock options and warrants less the number of treasury shares assumed to be purchased from the amount that must be paid to exercise stock options, the amount of compensation expense for future service that has not yet been recognized for restricted stock and stock options, and the amount of tax benefits that will be recorded in additional paid-in capital when the dilutive awards become deductible.

As discussed in Note 10, the Corporation’s Board of Directors authorized a 135-for-1 reverse split of the outstanding common stock effective as of the Closing Date of the Restructuring. As a result, all share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented.

The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended			Six Months Ended
	Net Income (Loss) Attributable to the Corporation	Shares	Per Share	Net Income (Loss) Attributable to the Corporation	Shares	Per Share
June 30, 2017:
Basic loss per share	$(17,905)	9,358,529	$(1.91)	$(11,060)	9,358,529	$(1.18)
Effect of dilutive unvested restricted stock unit awards	—	—	—	—	—	—
Diluted loss per share	$(17,905)	9,358,529	$(1.91)	$(11,060)	9,358,529	$(1.18)

June 30, 2016:
Basic income per share	$255	129,276	$1.97	$14,495	129,272	$112.13
Effect of dilutive securities	—	—	—	—	44	(0.04)
Diluted income per share	$255	129,276	$1.97	$14,495	129,316	$112.09

Options to purchase 311,477 shares of common stock have been excluded from the calculation of diluted net income per share in the three and six month periods ended June 30, 2017, since the option exercise price was higher than the weighted average share price during the period the options were outstanding. Options to purchase 1,790 shares of common stock have been excluded from the calculation of diluted net income per share in the three and six month periods ended June 30, 2016, since the option exercise price was higher than the weighted average share price during the period the options were outstanding.

Unvested restricted stock units representing 60,533 and 46,513 issuable shares were excluded from the calculation of diluted net income per share in the three month and six month periods ended June 30, 2017, respectively, since they were anti-dilutive. Unvested restricted stock units totaling 805 shares were excluded from the calculation of diluted net income per share in the three month period ended June 30, 2016, since they were anti-dilutive.

Warrants to purchase 308,752 shares of common stock have been excluded from the calculation of diluted net income per share in the three and six month periods ended June 30, 2017, since the warrant exercise price was higher than the weighted average share price during the respective periods.

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

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$20,238	$11,460
Restricted cash	5,114	536
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$25,352	$11,996

Restricted cash primarily consists of cash collateral for labor claims, office rental and cash in another country restricted by exchange control regulations. As of June 30, 2017, the Corporation has approximately $4,581 held by a variable interest entity in West Africa ("SAE Nigeria") of which we are the primary beneficiary and which is restricted by exchange control regulations. For further information on this entity, see Note 13.

During the three months ended June 30, 2017, SAE Nigeria entered into multiple physical trades of the Naira currency (classified as restricted cash) for US dollars at various exchange rates. The US dollars received in the trade are no longer subject to exchange control regulations. As a result of these trades, a foreign exchange loss of $765 was recognized during the three and six months ended June 30, 2017.

Accounts Receivable

Accounts receivable is comprised of the following:

	June 30, 2017	December 31, 2016
Current:
Accounts receivable	$44,518	$69,733
Less allowance for doubtful accounts	(12)	(12)
Accounts receivable, net	$44,506	$69,721
Noncurrent:
Accounts receivable	$43,961	$37,984
Less allowance for doubtful accounts	—	—
Accounts receivable, net	$43,961	$37,984

Property and Equipment

Property and equipment is comprised of the following:

	June 30, 2017	December 31, 2016
Property and equipment	$105,278	$104,203
Less accumulated depreciation and amortization	(67,234)	(61,444)
Property and equipment, net	$38,044	$42,759

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Intangible Assets

Intangible assets are comprised of the following:

	June 30, 2017	December 31, 2016
Intangible assets	$1,379	$1,356
Less accumulated amortization	(682)	(635)
Intangible assets, net	$697	$721

Accrued Liabilities

Accrued liabilities are comprised of the following:

	June 30, 2017	December 31, 2016
Accrued payroll liabilities	$6,079	$7,432
Other accrued liabilities	4,453	5,318
Total accrued liabilities	$10,532	$12,750

NOTE 6 — REVOLVING CREDIT FACILITY

On November 6, 2014, SAExploration, Inc. (“Borrower”), the Corporation, and the Corporation’s other domestic subsidiaries and Wells Fargo Bank, National Association (“Lender”) entered into a Credit and Security Agreement. The credit agreement provides for a $20,000 revolving line of credit facility ("Revolving Credit Facility") secured by the Corporation’s and the Corporation's domestic subsidiaries' U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the credit agreement. The borrowing base availability of the Revolving Credit Facility as of June 30, 2017 was limited to $3,021 due to collateral restrictions as detailed below. The proceeds of the Revolving Credit Facility are primarily used to fund the Corporation’s working capital needs for its operations and for general corporate purposes. As of June 30, 2017 and December 31, 2016, borrowings of $2,867 and $5,844, respectively, were outstanding under the Revolving Credit Facility.

Borrowings made under the Revolving Credit Facility bear interest, payable monthly, at a rate of daily three month LIBOR plus 3% (4.30% at June 30, 2017 and 4.00% at December 31, 2016). The Revolving Credit Facility has a maturity date of November 6, 2017, unless terminated earlier. The Corporation may request, and the Lender may grant, an increase to the maximum amount available under the Revolving Credit Facility in minimum increments of $1,000 not to exceed an additional $10,000 in the aggregate, so long as certain conditions as described in the credit agreement are met. The Corporation currently does not meet those conditions.

The credit agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee which accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Revolving Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of June 30, 2017 and December 31, 2016, there were no letters of credit outstanding under the sub-facility. For a complete discussion of the terms and security for the Revolving Credit Facility, see Note 6 of Notes to Consolidated Financial Statements included in the Corporation's 10-K.

Under the Revolving Credit Facility, borrowings are subject to borrowing base availability and may not exceed 85% of the amount of eligible accounts receivable, as defined, plus the lesser of $20,000 or 85% of the orderly net liquidation value of existing eligible equipment per appraisal and 85% of hard costs of acquired eligible equipment, less the aggregate amount of any reserves established by Lender. As noted above, this process resulted in lowering the Corporation's borrowing base to $3,021 as of June 30, 2017. If borrowings under the Revolving Credit Facility exceed $5,000, the Corporation is subject to minimum rolling 12 months EBITDA requirements of $20,000 on a consolidated basis and $8,000 on the Corporation’s operations in the State of Alaska (the "EBITDA Requirements"). As of June 30, 2017, the Corporation's borrowings do not exceed $5,000 and therefore it is not subject to the EBITDA Requirements.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

The credit agreement contains covenants including, but not limited to (i) maintain and deliver to Lender, as required, certain financial reports, records and other items, (ii) subject to certain exceptions under the credit agreement, restrictions on the ability of the Corporation to incur indebtedness, create or incur liens, enter into fundamental changes to corporate structure or to the nature of the business of the Corporation, dispose of assets, permit a change in control, acquire non-permitted investments, enter into affiliate transactions or make distributions, (iii) maintain the minimum EBITDA specified above and (iv) maintain eligible equipment, as defined, located in the State of Alaska with a value of at least 75% of the value of such equipment included in the borrowing base availability plus the value of equipment outside the United States that would be otherwise eligible under the credit agreement. The credit agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. The Corporation was in compliance with the credit agreement covenants as of June 30, 2017. As of June 30, 2017, the Corporation's borrowings do not exceed $5,000 and therefore it is not subject to the EBITDA Requirements.

NOTE 7 — SENIOR LOAN FACILITY

On June 29, 2016, the Corporation, as borrower, and each of the Corporation’s domestic subsidiaries, as guarantors (the “Guarantors”), entered into the Senior Loan Facility with the Supporting Holders of the Senior Secured Notes. In addition to the Supporting Holders, one additional holder of the senior secured notes subsequently elected to participate as a lender in the Senior Loan Facility based on their proportionate ownership of the Senior Secured Notes as discussed in Note 14. The Senior Loan Facility provides funding up to a maximum borrowing amount of $30,000. As of June 30, 2017 and December 31, 2016, borrowings of $29,995 were outstanding under the Senior Loan Facility.

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

In August 2017, the Corporation entered into a term sheet to amend and extend a majority of the Senior Loan Facility ("Term Sheet") representing $29,000 of the total principal outstanding. The Term Sheet is subject to finalizing terms and conditions and securing funding for the principal outstanding which was not extended. The Term Sheet, among other things:

•	extends the maturity date to January 2, 2020; provided that the maturity shall be January 2, 2019 if there are any outstanding Senior Secured Notes or Second Lien Notes at that time; and

•
revises the interest rate from 10% per year to 10.5% for the first six months following the effective date of the amendment ("Effective Date"), 11.5% for months seven through twelve following the Effective Date, and 12.5% per year thereafter until the maturity, payable monthly in cash.

As part of the consideration for providing the Senior Loan Facility, 2,803,302 shares of Corporation common stock were issued to the lenders on July 27, 2016, which was recorded at fair value as deferred loan issuance costs in the three-month period ended September 30, 2016.

The Senior Loan Facility is secured by substantially all of the collateral securing the obligations under the Revolving Credit Agreement ,(ii) the Senior Secured Notes and (iii) the Second Lien Notes, including the receivable due to the Corporation discussed in Note 3. This security interest is junior to the security interest in such collateral securing the obligations under the Revolving Credit Facility and senior to the security interests in such collateral securing the obligations under the Second Lien Notes and the Senior Secured Notes.

The Senior Loan Facility contains negative covenants that restrict the Corporation’s and the Guarantors’ ability to incur indebtedness, create or incur liens, enter into fundamental changes to the Corporation’s corporate structure or to the nature of the Corporation’s

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

business, dispose of assets, permit a change in control to occur, make certain prepayments, other payments and distributions, make certain investments, enter into affiliate transactions or make certain distributions, and requires the Corporation maintain and to deliver certain financial reports, projections, records and other items. The Senior Loan Facility also contains customary representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Senior Loan Facility agent and the lenders, and customary events of default. The Corporation is in compliance with the Senior Loan Facility covenants as of June 30, 2017.

NOTE 8 — NOTES PAYABLE

Notes payable outstanding were as follows:

	June 30, 2017	December 31, 2016

10% second lien notes due 2019:
Carrying value, including paid-in-kind interest of $8,088 and $3,619 and unamortized premium of $322 and $394 as of June 30, 2017 and December 31, 2016, respectively	$84,932	$80,536
Debt discount, net of accumulated amortization of $102 and $47 as of June 30, 2017 and December 31, 2016, respectively	(243)	(298)
Total second lien notes outstanding	84,689	80,238
10% senior secured notes due 2019:
Principal outstanding	1,872	1,872
Unamortized deferred loan issuance costs, net of accumulated amortization of $52 and $43 as of June 30, 2017 and December 31, 2016, respectively	(33)	(42)
Total senior secured notes outstanding	1,839	1,830
Total notes payable outstanding (long-term)	$86,528	$82,068

On July 2, 2014, the Corporation entered into an indenture under which it issued $150,000 of senior secured notes due July 15, 2019, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. On June 19, 2015, all outstanding senior secured notes were exchanged for an equal amount of new Senior Secured Notes, which are substantially identical in terms to the existing senior secured notes except that the Senior Secured Notes are registered under the Securities Act of 1933, as amended. In addition, on August 26, 2015, the Corporation entered into an exchange of $10,000 face value of Senior Secured Notes for 2,366,307 shares of the Corporation's common stock. The Senior Secured Notes bear interest at the annual rate of 10% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015.

As discussed in Note 2, the Corporation commenced an offer on June 24, 2016 to exchange each $1 of the Senior Secured Notes for (i) $0.50 of newly issued 10% Second Lien Notes due 2019 and (ii) 46.41 shares of newly issued Corporation common stock (giving effect to a 135-for-1 reverse stock split that was effected in connection with closing of the Exchange Offer). On the Closing Date, a total of $138,128 face value of the Senior Secured Notes were exchanged for (i) $76,523 Second Lien Notes, including $7,459 Second Lien Notes representing accrued and unpaid interest and (ii) 6,410,502 shares of Corporation common stock, which was recorded at fair value. The exchange was accounted for as a modification during the three-month period ending September 30, 2016. In connection with the exchange, the Corporation recognized debt restructuring costs of $2,334 during the three and six-month periods ended June 30, 2016.

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

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

•
Interest on the Second Lien Notes is payable quarterly. The Corporation may elect to pay interest on the Second Lien Notes in kind with additional Second Lien Notes for the first twelve months of interest payment dates, provided that, if the Corporation makes this election, the interest on the Second Lien Notes for such in kind payments will accrue at a per annum rate 1% percent higher than the cash interest rate of 10%. The Corporation elected to pay interest in kind during the three and six months ended June 30, 2017 of $2,265 and $4,469, respectively.

•
The Second Lien Notes have a special redemption right at par of up to $35 million of the issuance to be paid out of the proceeds of the Alaska Tax Credit certificates and is conditioned upon payment in full of the Revolving Credit Facility and the Senior Loan Facility.

•
The Second Lien Notes include a make-whole provision requiring that, if the Second Lien Notes are accelerated or otherwise become due and payable prior to their stated maturity due to an Event of Default (including but not limited to a bankruptcy or liquidation of the Corporation (including the acceleration of claims by operation of law)), then the applicable premium payable with respect to an optional redemption will also be immediately due and payable, along with the principal of, accrued and unpaid interest on, the Second Lien Notes and constitutes part of the obligations in respect thereof as if such acceleration were an optional redemption of the Second Lien Notes, in view of the impracticability and extreme difficulty of ascertaining actual damages and by mutual agreement of the parties as to a reasonable calculation of each holder’s lost profits as a result thereof.

The indentures for the Senior Secured Notes and Second Lien Notes contain covenants that include limitations on the Corporation's ability to: (i) transfer or sell assets; (ii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iii) incur or guarantee additional indebtedness or, with respect to the Corporation's restricted subsidiaries, issue preferred stock; (iv) create or incur liens; (v) incur dividend or other payment restrictions affecting its restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of its or its subsidiaries’ assets; (vii) enter into transactions with affiliates; (viii) engage in business other than its current business and reasonably related extensions thereof; and (ix) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the notes. The Corporation was in compliance with the indenture covenants as of June 30, 2017.

For a complete discussion of the terms and security for the Senior Secured Notes and Second Lien Notes, see Note 8 of Notes to Consolidated Financial Statements included in the Corporation's 10-K.

NOTE 9 — INCOME TAXES

The Corporation’s effective tax rate was (2.8)% and 75.7% for the three months ended June 30, 2017 and 2016, respectively. The decrease in the 2017 effective tax rate is primarily due to several factors including fluctuations in earnings among the various jurisdictions in which the Corporation operates, partially offset by increases in valuation allowances from U.S. losses and foreign tax rate differentials.  The Corporation’s effective tax rate was (32.8)% and 16.3% for the six months ended June 30, 2017 and 2016, respectively. The increase in the 2017 effective tax rate is primarily due to several factors including fluctuations in earnings among the various jurisdictions in which the Corporation operates, increases in valuation allowances from U.S. losses partially offset by decreases in permanent tax differences. The primary reason the 2017 effective tax rate differs from the 35% Federal statutory corporate rate is increases in valuation allowances from U.S. losses, permanent tax differences and foreign tax rate differentials.

Earnings associated with the investments in the Corporation’s foreign subsidiaries are considered to be indefinitely reinvested outside of the U.S. Therefore, a U.S. provision for income taxes on those earnings or translation adjustments has not been recorded. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration is not practicable due to the inherent complexity of the multi-national tax environment in which the Corporation operates.

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

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Corporation is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights, and preferences as may be determined from time to time by the Corporation’s Board of Directors. As of June 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Common Stock

The Corporation is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. On June 15, 2016, the Corporation’s Board of Directors authorized a 135-for-1 reverse split of the outstanding common stock effective as of the Closing Date of the Restructuring. All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented. As of June 30, 2017 and December 31, 2016, a total of 9,358,529 shares were issued and outstanding.

Warrants

A total of 4,310 warrants with an expiration date of June 24, 2016 and an exercise price of $12.00 per share expired unexercised.

As of June 30, 2017, 154,376 Series A warrants and 154,376 Series B warrants with an expiration date of July 27, 2021 were outstanding. The Series A warrants and Series B warrants have exercise prices of $10.30 and $12.88, respectively, and become exercisable 30 days in advance of their expiration date contingent upon the receipt by the Corporation of Tax Credit certificates in a face amount of at least $25 million issued by the State of Alaska to the Corporation.

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

Merger Consideration Escrow

A portion of the merger consideration payable at Closing was allocable to holders of certain derivative securities of Former SAE that were not converted or exchanged prior to the Merger. As of June 30, 2017, a total of 200 shares of Corporation common stock were held in escrow pending the conversion or exercise of those derivative securities (the “Merger Consideration Escrow”). The escrow agreement provides that CLCH, LLC ("CLCH"), as nominee of the Corporation, will have voting control over all shares of Corporation common stock held in the Merger Consideration Escrow.

Merger Indemnification Escrow
A total of 4,041 shares of Corporation common stock issued to Former SAE stockholders at Closing of the Merger and deposited in escrow were released to the Former SAE stockholders on May 23, 2016.

NOTE 11 — SHARE-BASED COMPENSATION

Share-based compensation expense for stock option and restricted stock unit awards in the three and six months ended June 30, 2017 was $636 and $1,265, respectively. Share-based compensation expense for stock option and restricted stock unit awards in the three and six months ended June 30, 2016 was $178 and $343, respectively. At June 30, 2017, there was approximately $568 of unrecognized compensation expense for unvested stock option awards with a weighted average vesting period of 1.07 years. At June 30, 2017, there was approximately $1,145 of unrecognized compensation expense for unvested restricted stock unit awards with a weighted average vesting period of 1.07 years. During the three and six months ended June 30, 2017 and 2016, there were no grants of stock options or restricted stock unit awards.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Amended and Restated 2016 Long Term Incentive Plan

On May 8, 2017, the Corporation received written consent from holders of a majority of the Corporation's common stock outstanding approving and adopting the Corporation's Amended and Restated 2016 Long-Term Incentive Plan (the "2016 Amended and Restated Plan"). The 2016 Amended and Restated Plan became effective on May 30, 2017. The 2016 Amended and Restated Plan (i) combines the shares under the 2016 Long Term Incentive Plan and the 2013 Non-Employee Director Plan (the "Original Plans") into a common pool of common stock, (ii) allows the granting of awards for payment of annual bonuses provided for under employment agreements with officers and under its bonus program for employees and (iii) adopts other amendments necessary for granting awards to both employees and non-employee directors. No further shares will be issued under the Original Plans and any remaining shares under the Original Plans are reserved for issuance under the 2016 Amended and Restated Plan. The total number of shares of common stock reserved for issuance under the 2016 Amended and Restated Plan is 1,438,258 less any shares that have been previously issued under the Original Plans. As of June 30, 2017, there were 639,137 restricted shares, restricted stock units and options issued under the original plans issued under the 2016 Amended and Restated Plan.

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

There were no Corporation financial instruments measured at fair value on a recurring basis at June 30, 2017, December 31, 2016 or June 30, 2016.

The Corporation's financial instruments not recorded at fair value consist of the Senior Secured Notes and Second Lien Notes. At June 30, 2017, the carrying value of the Senior Secured Notes and Second Lien Notes was $1,839 and $84,689, respectively. At June 30, 2017, the estimated fair value of the Senior Secured Notes and Second Lien Notes was $1,242 and $54,997, respectively. The fair value is determined by a market approach using dealer quoted period-end bond prices. These instruments are classified as Level 2 as valuation inputs for fair value measurements as they are dealer quoted market prices at June 30, 2017 obtained from independent third party sources. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

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

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 13 — VARIABLE INTEREST ENTITIES

Effective November 19, 2012, an agreement was entered into between a subsidiary of the Corporation and Kuukpik Corporation (“Kuukpik”) to form a separate legal entity (“Joint Venture”) for the purpose of performing contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the North Slope of Alaska (onshore or offshore) for a period of five years. The Corporation's and Kuukpik’s percentage ownership interests in the Joint Venture are 49.0% and 51.0%, respectively. The sole source of revenue of the Joint Venture is contracts performed by the Corporation. Pre-award costs incurred on potential contracts by Kuukpik and the Corporation are absorbed by each party and not by the Joint Venture. The Joint Venture receives 10% of gross revenues of all North Slope of Alaska contracts performed by the Corporation, which is distributed to Kuukpik and the Corporation based on their relative ownership percentages. Risk of loss on a contract, including credit risk, is the Corporation's sole responsibility. Based on its power to influence the significant business activities of the Joint Venture and its responsibility to absorb contract losses, the Corporation was determined to be the primary beneficiary under GAAP and as such consolidates the Joint Venture. The results of the Joint Venture are combined with the Corporation and all intercompany transactions are eliminated upon consolidation. Amounts reflected for the Joint Venture in the unaudited condensed consolidated financial statements consist of the balances reported under net income attributable to noncontrolling interest for the three and six month periods ended June 30, 2017 and 2016, and noncontrolling interest on the June 30, 2017 and December 31, 2016 balance sheets.

Effective October 18, 2016, an agreement was entered into between the Corporation and SAExploration Nigeria Limited (“SAE Nigeria”) for the purpose of performing acquisition and development of geophysical and seismic data on a specific project in West Nigeria ("West Nigeria Project"). While the Corporation does not hold an ownership interest in SAE Nigeria, risk of loss on the West Nigeria Project, including credit risk, is the Corporation's sole responsibility. All profits from the West Nigeria Project remain with the Corporation. Based on its power to influence the significant business activities of SAE Nigeria during the completion of the West Nigeria Project, its responsibility to absorb contract losses and the proportion of SAE Nigeria's operations dedicated to the West Nigeria Project at this time, the Corporation was determined to be the primary beneficiary under GAAP and as such consolidates SAE Nigeria for the term of the West Nigeria Project. The results of SAE Nigeria are combined with the Corporation and all intercompany transactions are eliminated upon consolidation. The carrying amounts of assets and liabilities at June 30, 2017, reflected for SAE Nigeria in the unaudited condensed consolidation financial statements was $5,060. The assets are primarily in restricted cash and the liabilities are primarily in a payable to one of the Corporation's subsidiaries, which is eliminated upon consolidation.

NOTE 14 — RELATED PARTY TRANSACTIONS

Jeff Hastings, the Corporation’s Chief Executive Officer and Chairman of the Board of Directors, owns and controls Speculative Seismic Investments, LLC (“SSI”), which holds 27,000 shares of the Corporation’s common stock. SSI is a lender under the Corporation’s Senior Loan Facility in the principal amount of $543 and exchanged $2,352 of the Corporation’s Senior Secured Notes for $1,334 of Second Lien Notes in the Restructuring consummated on July 27, 2016. SSI subsequently sold the $1,334 of Second Lien Notes in November 2016 representing $1,176 of face value and $158 of interest paid in kind for the period outstanding, and is no longer a holder of any Second Lien Notes. Mr. Hastings also controls CLCH, LLC, which holds 24,221 shares of the Corporation’s common stock. Pursuant to a registration rights agreement dated June 24, 2013, CLCH had one right to demand registration of its shares of our common stock that it acquired in the Merger, as well as piggy-back rights on any offering of our common stock or securities exercisable or exchangeable for our common stock. CLCH has exercised its piggy-back registration rights, and all 24,221 of its shares were registered for resale pursuant to a registration statement on Form S-3, Registration No. 333-213386, that became effective in September 2016. The Corporation bore the expense incurred in connection with the registration statement.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 and the accompanying notes to the unaudited condensed consolidated financial statements. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Part II of this Report. See “Forward-Looking Statements” below. Amounts are in thousands, except for share amounts and as otherwise noted.

Highlights

The following discussion is intended to assist in understanding our financial position at June 30, 2017, and our results of operations for the three and six months ended June 30, 2017. Financial and operating results for the three months ended June 30, 2017 include:

•	Revenue from services for the three months ended June 30, 2017 was $13,559 compared to $57,049 in 2016.

•	Gross profit (loss) for the three months ended June 30, 2017 decreased to a loss of $1,017 from profit of $16,357 in 2016.

•	Gross profit as a percentage of revenue for the three months ended June 30, 2017 decreased to negative 7.5% from 28.7% in 2016.

•	Operating income (loss) for the three months ended June 30, 2017 decreased to a loss of $7,375 from income of $9,144 in 2016.

•	Net income (loss) for the three months ended June 30, 2017 decreased to a loss of $17,840 from income of $877 in 2016.

•	Adjusted EBITDA for the three months ended June 30, 2017 decreased to negative $3,786 from positive $14,324 for 2016.

•	Adjusted EBITDA as a percentage of revenue for the three months ended June 30, 2017 decreased to negative 27.9% from positive 25.1% in 2016.

•	Cash and cash equivalents totaled $20,238 as of June 30, 2017 compared to $11,460 as of June 30, 2016.

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
In areas like South America and Southeast Asia, logistical support needs to be in place to establish supply lines for remote jungle camps. To insure the quality of services delivered to these remote camps, we own ten supply and personnel river vessels to gain access to remote jungle areas. We also have five jungle base camps and a series of 150 fly camps that act as advance camps from the main project camp. Each of these jungle base camps contains a full service medical facility complete with doctors and nurses in the remote chance any potential injuries need to be stabilized for medical transport. The camps are equipped with full meal kitchens held to high standards of cleanliness, sleeping and recreational quarters, power supply, communications links, air support, water purification systems, black water purification systems, offices, repair garages, fuel storage and many more support services.
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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Our operating results for the three months ended June 30, 2017 and 2016 are highlighted below:

	Three Months Ended June 30,
	2017	% of Revenue	2016	% of Revenue
Revenue from services:
North America	$1,431	10.6%	$15,348	26.9%
South America	10,724	79.1%	40,973	71.8%
Southeast Asia	1,398	10.3%	728	1.3%
West Africa	6	—%	—	—%
Total revenue	13,559	100.0%	57,049	100.0%
Gross profit (loss)	(1,017)	(7.5)%	16,357	28.7%
Selling, general and administrative expenses	6,358	46.9%	7,213	12.7%
Income (loss) from operations	(7,375)	(54.4)%	9,144	16.0%
Other expense, net	(9,980)	(73.5)%	(5,528)	(9.7)%
Provision for income taxes	485	3.6%	2,739	4.8%
Less net income attributable to noncontrolling interest	65	0.5%	622	1.1%
Net income (loss) attributable to the Corporation	$(17,905)	(132.0)%	$255	0.4%

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Our operating results for the six months ended June 30, 2017 and 2016 are highlighted below:

	Six Months Ended June 30,
	2017	% of Revenue	2016	% of Revenue
Revenue from services:
North America	$47,795	47.9%	$81,005	55.0%
South America	12,495	12.5%	64,612	43.9%
Southeast Asia	4,266	4.3%	1,585	1.1%
West Africa	35,172	35.3%	—	—%
Total revenue	99,728	100.0%	147,202	100.0%
Gross profit	24,127	24.2%	42,800	29.1%
Selling, general and administrative expenses	12,875	12.9%	13,959	9.5%
Income from operations	11,252	11.3%	28,841	19.6%
Other expense, net	(18,040)	(18.1)%	(7,936)	(5.4)%
Provision for income taxes	2,225	2.2%	3,404	2.3%
Less net income attributable to noncontrolling interest	2,047	2.1%	3,006	2.1%
Net income (loss) attributable to the Corporation	$(11,060)	(11.1)%	$14,495	9.8%

Revenue from Services.

North America: Revenue in North America for the three months ended June 30, 2017 decreased by $13,917 or 90.7% compared to the three months ended June 30, 2016 and for the six months ended June 30, 2017 decreased by $33,210 or 41.0% compared to the six months ended June 30, 2016, primarily in Alaska. In Alaska, we experienced a significant decrease in the overall number of projects performed in the first six months of 2017 compared to the same period in 2016. The decrease in activity was mainly due to uncertainties and changes in the state legislation and overall oil and gas market conditions. Activity in Canada remained stable when comparing the first six months of 2017 to 2016.

South America: Revenue in South America for the three months ended June 30, 2017 decreased by $30,249 or 73.8% compared to the three months ended June 30, 2016. Revenue in South America for the six months ended June 30, 2017 decreased by $52,117 or 80.7% compared to the six months ended June 30, 2016. The decrease in revenue during 2017 was primarily due to a large project in Bolivia in 2016 versus smaller projects in Bolivia in 2017. Revenue in Colombia decreased slightly when comparing the first six months of 2017 to 2016 with multiple small projects in each year.

Southeast Asia: Revenues in Southeast Asia for the three months ended June 30, 2017 increased by $670 compared to the three months ended June 30, 2016. Revenues in Southeast Asia for the six months ended June 30, 2017 increased by $2,681 compared to the six months ended June 30, 2016. The increase in 2017 revenue for Southeast Asia was primarily due to a small project in New Zealand in 2017 versus no active revenue in 2016 in Southeast Asia.

West Africa: Revenues in West Africa for the three months ended June 30, 2017 increased by $6 compared to the three months ended June 30, 2016. Revenues in West Africa for the six months ended June 30, 2017 increased by $35,172 compared to the six months ended June 30, 2016. The increase in 2017 revenue for West Africa was primarily due to a large ocean bottom project in Nigeria which commenced in late December 2016 and was completed during the first quarter of 2017.

Gross Profit (Loss).  Gross profit decreased to a loss of $1,017, or 7.5% of revenues for the three months ended June 30, 2017 from a profit of $16,357, or 28.7% of revenues, for the three months ended June 30, 2016. Gross profit decreased to $24,127, or 24.2% of revenues, for the six months ended June 30, 2017 from $42,800, or 29.1% of revenues, for the six months ended June 30, 2016. The deterioration in gross profit as a percentage of revenue was primarily related to the decrease in revenue in North and South America as described above. This was partially offset by a decrease in depreciation expense due to the sale of some ocean bottom nodal equipment in the fourth quarter of 2016 and an increase in revenue in West Africa.

Adjusted Gross Profit. Adjusted gross profit decreased to $1,930, or 14.2% of revenues, for the three months ended June 30, 2017 from $20,529, or 36.0% of revenues, for the three months ended June 30, 2016. Adjusted gross profit decreased to $30,325, or 30.4% of revenues, for the six months ended June 30, 2017 from $51,171, or 34.8% of revenues, for the six months ended June 30, 2016. The decrease in adjusted gross profit as a percentage of revenues is primarily due to decreased revenue.

Selling, General and Administrative Expenses ("SG&A"). For the three months ended June 30, 2017, SG&A expenses decreased by $855 to $6,358 or 46.9% of revenue compared to $7,213 or 12.7% of revenue for the three months ended June 30, 2016. For the six months ended June 30, 2017, SG&A expenses decreased by $1,084 to $12,875 or 12.9% of revenue, compared to $13,959, or 9.5% of revenue, for the six months ended June 30, 2016. SG&A expense decreased due to the decrease in revenue and a decrease in severance costs partially offset by an increase in share-based compensation expense related to the 2016 Amended and Restated Plan. The increase in SG&A as a percentage of revenue is due to the decrease in revenue and increase in share-based compensation expense. Severance costs from headcount reductions incurred in our Peru, Colombia, Canada, Alaska and corporate locations were $27 and $114 for the three and six months ended June 30, 2017, respectively, compared to $410 for the three and six months ended June 30, 2016.

Other Expense. Other expense increased by $4,452 for the three months ended June 30, 2017, primarily due to the following factors:

•	Increase in interest expense related to the amortization of deferred financing cost for the Senior Loan Facility;

•
Decrease in foreign currency gains primarily related to unrealized transactions, in early 2016, related to the weakening US Dollar compared to Canadian and South American currencies creating large gains;

•	Increase in foreign currency loss due to losses from physical trades of the Nigerian currency for US dollars totaling $765; partially offset by

•	Decrease in costs incurred for the Restructuring of $2,334.

Other expense increased by $10,104 for the six months ended June 30, 2017, primarily due to the following factors:

•	Increase in interest expense related to the amortization of deferred financing costs for the senior loan facility;

•
Decrease in foreign currency gains primarily related to unrealized transactions, in early 2016, related to the weakening US Dollar compared to Canadian and South American currencies creating large gains;

•	Increase in foreign currency loss due to losses from physical trades of the Nigerian currency for US dollars totaling $765; partially offset by

•	Decrease in costs incurred for the Restructuring of $2,334.

Provision for Income Taxes. For the three months ended June 30, 2017, the provision for income taxes was $485 representing a (2.8)% effective tax rate compared to the provision for income taxes of $2,739 for the three months ended June 30, 2016 representing a 75.7% effective tax rate. For the six months ended June 30, 2017, the provision for income taxes was $2,225 representing a (32.8)% effective tax rate compared to the provision for income taxes of $3,404 for the six months ended June 30, 2016 representing a 16.3% effective tax rate. The decrease in the provision for income taxes was primarily due to fluctuations in earnings among the various jurisdictions in which we operate, partially offset by increases in valuation allowances from U.S. losses and foreign tax differentials.

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

Net Income (Loss) Attributable to the Corporation. For the three months ended June 30, 2017, net loss attributable to the Corporation was $17,905 compared to a net income of $255 for the three months ended June 30, 2016.

The increase in net loss for the three months ended June 30, 2017 was primarily due to the following factors:

•	Lower gross profit primarily due to lower revenue;

•	Increase in interest expense primarily due to the amortization of deferred financing costs related to our Senior Loan Facility;

•	Decrease in gains on foreign currency transactions due to large gains in 2016 related to the weakening US dollar during that time period; and

•	Increase in foreign currency losses due to trades and foreign currency exposure on our project in Nigeria; partially offset by

•	Decrease in SG&A expenses due to lower revenue; and

•	Costs of debt restructuring of $2,334 incurred in 2016 not repeated in 2017.

For the six months ended June 30, 2017, net loss attributable to the Corporation was $11,060 compared to a net income of $14,495 for the six months ended June 30, 2016.

The increase in net loss for the six months ended June 30, 2017 was primarily due to the following factors:

•	Lower gross profit primarily due to lower revenue;

•	Increase in interest expense primarily due to the amortization of deferred financing costs related to our Senior Loan Facility;

•	Decrease in gains on foreign currency transactions due to large gains in 2016 related to the strengthening US dollar during that time period;

•	Increase in foreign currency losses due to trades and foreign currency exposure on our project in Nigeria; and

•	Proportionately higher provision for income taxes; partially offset by

•	Decrease in SG&A expenses primarily due to the lower revenue; and

•	Costs of debt restructuring of $2,334 incurred in 2016 not repeated in 2017.

Adjusted EBITDA. For the three months ended June 30, 2017, adjusted EBITDA decreased to negative $3,786 from positive $14,324 for the three months ended June 30, 2016. For the six months ended June 30, 2017, adjusted EBITDA decreased to $18,929 from $38,402 for the six months ended June 30, 2016. The decrease was primarily due to decreased revenue resulting in decreased gross profit as discussed above.

Liquidity and Capital Resources

Working Capital.   Working capital as of June 30, 2017 was $26,741 compared to $40,807 as of December 31, 2016. The decrease in working capital for the first six months of 2017 was principally due to the reclassification of the Senior Loan Facility from long term to short term partially offset by the related reclassification of associated deferred loan issuance costs. An additional $6.0 million of accounts receivable was reclassified from short term to long term also contributing to the decrease in working capital. See Note 3 for further information on this receivable. This was partially offset by cash flow generated in operations during the first six months of 2017.

Our Revolving Credit Facility, which we have historically used for short term operating needs, is expiring in November 2017 and we continue to pursue various alternatives for replacing this facility. Our Senior Loan Facility is scheduled to mature on January 2, 2018. Due to the delay in our ability to monetize the Tax Credit certificates, we have entered into a term sheet which provides, among other things, an extension of the maturity date of a majority of the Senior Loan Facility to January 2, 2020 ("Term Sheet") with participating Senior Loan Facility Holders. We expect to complete the refinancing under the Term Sheet by September 1, 2017. See Note 7 or below for more information on the Senior Loan Facility and the Term Sheet.

Cash Flows and Liquidity.   Cash provided by operations for the six months ended June 30, 2017 was $17,124, compared to cash used by operations of $4,742 for the six months ended June 30, 2016, an increase in cash provided by operations of $21,866. Cash provided by net loss and net cash adjustments to net income decreased to $13,696 for the six months ended June 30, 2017 compared to cash provided by net income and net cash adjustments to net income of $24,940 for the six months ended June 30, 2016, as a result of our net loss in 2017 partially offset by an increase in amortization of deferred financing costs related to our Senior Loan Facility, increase in payment in kind interest on our Second Lien Notes and decrease in foreign currency gains and depreciation and amortization. Net changes in operating assets and liabilities resulted in cash provided of $3,428 for the six months ended June 30, 2017 compared to cash used of $29,682 for the six months ended June 30, 2016. The significant cash used last year was primarily due to the large unpaid accounts receivable described below and in Note 3.

At June 30, 2017, our largest account receivable from one customer was $78.1 million, representing 88% of total consolidated accounts receivable. This customer was relying on monetization of Tax Credits under a State of Alaska Tax Credit program, either from proceeds from the State of Alaska or from third party financing sources, to satisfy the accounts receivable. There remains substantial uncertainty regarding the timing of reimbursement from the State of Alaska and the availability of third party financing to the customer, or to us, in order for us to collect on our accounts receivable.

Due to the customer’s inability to monetize the Tax Credits, our customer has assigned $89.0 million of Tax Credits to us so that we can seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. We have recorded a total reduction of the accounts receivable balance of $3.5 million related to the monetization of Tax Credits during the three and six months ended June 30, 2017. Based upon the uncertainty regarding the timing to monetize the Tax Credits as of June 30, 2017, we have classified $44.0 million and $38.0 million as a long term accounts receivable as of June 30, 2017 and December 31, 2016, respectively. We reclassified an additional $6.0 million to long term in the three months ended June 30, 2017 due to delays in monetization of Tax Credit certificates related to the legislation discussed below.

As of June 30, 2017, the State of Alaska has completed its audit of approximately $30.2 million of Tax Credit applications. This audit resulted us receiving approximately $24.4 million of Tax Credit certificates during 2016 from the State of Alaska. The State of Alaska disallowed approximately $5.8 million of what we believe should otherwise be eligible expenditures. Our customer filed an appeal of this decision on October 18, 2016 seeking a reversal of the disallowed amount. As of the date of filing, the State of Alaska completed its audit of an additional $16.1 million of Tax Credit applications which resulted in us receiving approximately $16.1 million of Tax Credit certificates during July 2017. We expect additional Tax Credit certificates from the State of Alaska representing approximately $42.7 million to be issued during the remainder of 2017 and the beginning of 2018.

There continues to be significant uncertainty regarding the timely payment by the State of Alaska of its obligations on issued Tax Credit certificates as well as our ability to accurately estimate the timeframe for such payments. We continue to explore options to monetize the Tax Credit certificates, including the option we have utilized to sell the certificates in the secondary market at a discount to purchasers that are able to apply the certificates to reduce their own Alaskan tax liabilities. There is a risk that any monetization of the Tax Credit certificates, however, will reflect a substantial discount and may be insufficient to fully repay the customer’s outstanding accounts receivable. Should this result, we may be required to record an impairment to the amount due from our customer. In addition, we believe the secondary market has been negatively impacted by the uncertainty about future political developments or legislative actions. This has currently delayed our ability to monetize our Tax Credit certificates. We believe recent legislation actions should positively affect the secondary market, however, we do not control the timing or outcome of the actions in this market. We are relying on the secondary market to monetize the Tax Credit certificates and, if it does not improve, we may be required to record an impairment to the amount due from our customer. We also believe that rising oil prices may increase the market for the Tax Credit certificates, but there can be no assurance that prices will increase sufficient to improve the market or when it might occur.

Due to the delay in our ability to monetize the Tax Credit certificates, we entered into the Term Sheet, which we believe will help secure adequate funding until we are able to monetize a sufficient level of Tax Credit certificates to repay the Senior Loan Facility.

Capital Expenditures.  Cash used in investing activities for the six months ended June 30, 2017 was $256, compared to $181 for the six months ended June 30, 2016, an increase in cash used of $75. Our 2017 capital expenditures primarily relate to remaining cash payments for the 2016 purchase of a set of vibrators as well as the purchase of additional camp equipment and vibrators in the first quarter of 2017. The proceeds from sale of assets represents cash received from the sale of ocean bottom nodal equipment in the fourth quarter of 2016. Based on current information, we expect our total capital expenditures for 2017 to be under $5.0 million. This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs. But this amount will not allow us to purchase any new technology or upgrade existing capital assets.

Financing. Cash used in financing activities for the six months ended June 30, 2017 was $3,323, compared to cash provided by financing activities of $10,784 for the six months ended June 30, 2016, an increase in cash used of $14,107. The increase in cash used by financing activities during the six months ended June 30, 2017 was primarily due to our net repayments of our Revolving Credit Facility in 2017 versus net borrowings under our Revolving Credit Facility and our Senior Loan Facility during 2016.

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

As a part of the Restructuring, on June 24, 2016 we commenced an offer to exchange each $1 of the Senior Secured Notes for (i) $0.50 of newly issued 10% second lien notes due 2019 ("Second Lien Notes") and (ii) 46.41 shares of newly issued common stock (giving effect to a 135-for-1 reverse stock split that was effected in connection with closing of the Exchange Offer). On the closing date, a total of $138,128 face value of the Senior Secured Notes were exchanged for (i) $76,523 Second Lien Notes, including $7,459 Second Lien Notes representing accrued and unpaid interest and (ii) 6,410,502 shares of common stock. The exchange was accounted for as a modification during the three-month period ending September 30, 2016. In connection with the exchange, we recognized debt restructuring costs of $2,334 during the three and six-month periods ended June 30, 2016.

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

•
Interest on the Second Lien Notes is payable quarterly. We may elect to pay interest on the Second Lien Notes in kind with additional Second Lien Notes for the first twelve months of interest payment dates, provided that, if we make this election, the interest on the Second Lien Notes for such in kind payments will accrue at a per annum rate 1% percent higher than the cash interest rate of 10%. We elected to pay interest in kind during the three and six months ended June 30, 2017 of $2,265 and $4,469, respectively.

•
The Second Lien Notes have a special redemption right at par of up to $35 million of the issuance to be paid out of the proceeds of the Alaska Tax Credit certificates and is conditioned upon payment in full of the Revolving Credit Facility and the Senior Loan Facility.

•
The Second Lien Notes include a make-whole provision requiring that if the Second Lien Notes are accelerated or otherwise become due and payable prior to their stated maturity due to an Event of Default (including but not limited to a bankruptcy or liquidation (including the acceleration of claims by operation of law)), then the applicable premium payable with respect to an optional redemption will also be immediately due and payable, along with the principal of, accrued and unpaid interest on, the Second Lien Notes and constitutes part of the obligations in respect thereof as if such acceleration were an optional redemption of the Second Lien Notes, in view of the impracticability and extreme difficulty of ascertaining actual damages and by mutual agreement of the parties as to a reasonable calculation of each holder’s lost profits as a result thereof.

The indentures contain covenants which include limitations on our ability to: (i) transfer or sell assets; (ii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iii) incur or guarantee additional indebtedness or, with respect to our restricted subsidiaries, issue preferred stock; (iv) create or incur liens; (v) incur dividend or other payment restrictions affecting its restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of its or its subsidiaries’ assets; (vii) enter into transactions with affiliates; (viii) engage in business other than its current business and reasonably related extensions thereof; and (ix) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Senior Secured Notes and the Second Lien Notes. We were in compliance with the indenture covenants as of June 30, 2017.

For a complete discussion of the terms and security for the Senior Secured Notes and Second Lien Notes, see Note 8 of Notes to Consolidated Financial Statements included in our 10-K.

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

Revolving Credit Facility. On November 6, 2014, SAExploration, Inc., SAExploration Holdings, Inc., and our other domestic subsidiaries (collectively, "we" or "our") and Wells Fargo Bank, National Association (“Lender”) entered into a credit agreement providing for a $20,000 revolving credit facility ("Revolving Credit Facility"). The Revolving Credit Facility is secured by our U.S. assets, including accounts receivable and equipment, subject to certain exclusions and exceptions as set forth in the credit agreement. The borrowing base availability of the Revolving Credit Facility as of June 30, 2017 was limited to $3,021 as detailed below. The proceeds of the Revolving Credit Facility are primarily used to fund our working capital needs for operations and for general corporate purposes. As of June 30, 2017 and December 31, 2016, borrowings of $2,867 and $5,844, respectively, were outstanding under the Revolving Credit Facility.

Borrowings made under the Revolving Credit Facility bear interest at a rate of daily three month LIBOR plus 3%, payable monthly. The Revolving Credit Facility has a maturity date of November 6, 2017, unless terminated earlier. We may request, and the Lender may grant, an increase to the maximum amount available under the Revolving Credit Facility in minimum increments of $1,000 not to exceed an additional $10,000 in the aggregate, so long as certain conditions described in the credit agreement are met. We currently do not meet these requirements.

The credit agreement includes a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit are subject to Lender approval and a fee that accrues at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Revolving Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of June 30, 2017 and December 31, 2016, there were no outstanding letters of credit under the sub-facility.

Under the Revolving Credit Facility, borrowings are subject to borrowing base availability and may not exceed 85% of the amount of eligible accounts receivable, as defined, plus the lesser of $20,000 or 85% of the orderly net liquidation value of existing eligible equipment per appraisal and 85% of hard costs of acquired eligible equipment, less the aggregate amount of any reserves established by the Lender. As noted above, this process resulted in lowering our borrowing base to $3,021 as of June 30, 2017. If borrowings under the Revolving Credit Facility exceed $5,000, we are subject to minimum rolling 12 month EBITDA requirements of $20,000 on a consolidated basis and $8,000 on our operations in the State of Alaska (the "EBITDA Requirements"). As of June 30, 2017, our borrowings do not exceed $5,000 and therefore we are not subject to the EBITDA Requirements.

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

•	maintain the minimum EBITDA Requirements specified above, and

•
maintain eligible equipment, as defined, located in the State of Alaska with a value of at least 75% of the value of such equipment included in the borrowing base availability. Eligible equipment also includes the value of equipment outside the United States that would be otherwise eligible under the credit agreement.

The credit agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lender, which are customary for agreements of this type. We were in compliance with the credit agreement covenants as of June 30, 2017. As of June 30, 2017, our borrowings do not exceed $5,000 and therefore we are not subject to the EBITDA Requirements.

For a complete discussion of the terms and security for the Revolving Credit Facility, see Note 6 of Notes to Consolidated Financial Statements included in our 10-K.

Senior Loan Facility. On June 29, 2016, we, as borrower, and each of our domestic subsidiaries, as guarantors (the “Guarantors”), entered into the Senior Loan Facility with the Supporting Holders of the Senior Secured Notes. In addition to the Supporting Holders, one additional holder of the Senior Secured Notes subsequently elected to participate as a lender in the Senior Loan Facility based on their proportionate ownership of the Senior Secured Notes as discussed in Note 14. The Senior Loan Facility provides funding up to a maximum borrowing amount of $30,000. As of June 30, 2017 and December 31, 2016, borrowings of $29,995 were outstanding under the Senior Loan Facility.

The Senior Loan Facility is secured by a junior first lien on our accounts receivable, which includes the Tax Credits and certificates evidencing the Tax Credits. Those Tax Credits and certificates are also pledged on a senior first lien basis to the Lender under the Revolving Credit Facility.   Any proceeds from monetizing the Tax Credits or Tax Credit certificates automatically reduce the amount we have borrowed under our revolving line of credit.  The Senior Loan Facility requires that once we have received $15 million in proceeds from the Tax Credits or Tax Credit certificates, unless waived by the lenders (or individual lenders) under the Senior Loan Facility, mandatory payments of proceeds from the Tax Credits or certificates must be made to reduce the amount outstanding under the Senior Loan Facility.

Borrowings under the Senior Loan Facility bear interest at a rate of 10% per year, payable monthly. The Senior Loan Facility has a maturity date of January 2, 2018, unless terminated earlier.

In August 2017, we entered into a term sheet to amend and extend a majority of the Senior Loan Facility ("Term Sheet") representing a minimum of $29,000 of the total principal outstanding. The Term Sheet is subject to finalizing terms and conditions and securing funding for the principal outstanding which was not extended. The Term Sheet, among other things:

•	extends the maturity date to January 2, 2020; provided that the maturity shall be January 2, 2019 if there are any outstanding Senior Secured Notes or Second Lien Notes at that time; and

•
revises the interest rate from 10% per year to 10.5% for the first six months following the effective date of the amendment ("Effective Date"), 11.5% for months seven through twelve following the Effective Date, and 12.5% per year thereafter until the maturity, payable monthly in cash.

As part of the consideration for providing the Senior Loan Facility, 2,803,302 shares of our common stock were issued to the lenders on July 27, 2016, which was recorded at fair value as deferred loan issuance costs in the three-month period ended September 30, 2016.

The Senior Loan Facility is secured by substantially all of the collateral securing the obligations under (i) the Revolving Credit Agreement, (ii) the Senior Secured Notes and (iii) the Second Lien Notes, including the receivable due to us discussed in Note 3 and above. This security interest is junior to the security interest in such collateral securing the obligations under the Revolving Credit Facility and senior to the security interests in such collateral securing the obligations under the Second Lien Notes and the Senior Secured Notes.

The Senior Loan Facility contains negative covenants that restrict our and the Guarantors’ ability to incur indebtedness, create or incur liens, enter into fundamental changes to our corporate structure or to the nature of our business, dispose of assets, permit a change in control to occur, make certain prepayments, other payments and distributions, make certain investments, enter into affiliate transactions or make certain distributions, and maintain and deliver certain financial reports, projections, records and other items. The Senior Loan Facility also contains customary representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the senior loan facility agent and the lenders, and customary events of default. We are in compliance with the Senior Loan Facility covenants as of June 30, 2017.

Use of Adjusted EBITDA and Adjusted Gross Profit (Non-GAAP measures) as Performance Measures

We use an adjusted form of EBITDA to measure period over period performance, which is a non-GAAP measurement. Adjusted EBITDA is defined as net income (loss) plus depreciation and amortization, plus interest expense, plus income taxes, plus share-based compensation, plus loss (gain) on disposal of property and equipment, plus costs incurred on debt restructuring, plus foreign exchange loss (gain) and plus nonrecurring one-time expenses. Our management uses Adjusted EBITDA as a supplemental financial measure to assess:

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

The computation of our Adjusted EBITDA (a non-GAAP measure) from net income, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(17,840)	$877	$(9,013)	$17,501
Depreciation and amortization (1)	3,044	4,306	6,400	8,638
Interest expense, net	8,561	4,033	16,919	8,061
Provision for income taxes	485	2,739	2,225	3,404
Share-based compensation (2)	636	178	1,265	343
(Gain) loss on disposal of equipment, net (3)	(87)	92	(83)	(250)
Costs incurred on debt restructuring (4)	—	2,334	—	2,334
Foreign exchange (gain) loss, net (5)	1,347	(813)	1,036	(2,438)
Nonrecurring expense (6)(7)	68	578	180	809
Adjusted EBITDA	$(3,786)	$14,324	$18,929	$38,402

(1)Depreciation and amortization expense was charged to the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of services	$2,947	$4,172	$6,198	$8,371
Selling, general and administrative expenses	97	134	202	267
Total depreciation and amortization	$3,044	$4,306	$6,400	$8,638

(2)	Share-based compensation primarily relates to the non-cash value of stock options and restricted stock awards granted to our employees and directors.

(3)	Loss (gain) on disposal of property and equipment, net is primarily the impact of sale of equipment.

(4)	Costs were incurred during the second quarter of 2016 on the Restructuring of debt, which was completed in July 2016.

(5)	Foreign exchange (gain) loss, net includes the effect of both realized and unrealized foreign exchange transactions.

(6)	Nonrecurring expenses in 2017 primarily consist of severance payments incurred in our Peru and Alaska locations and various non-operating expenses incurred at our corporate location.

(7)
Nonrecurring expenses in 2016 primarily consist of severance payments incurred in our Peru, Colombia, Canada and Alaska locations and various non-operating expenses incurred at the corporate and Peru locations.

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
The computation of our Adjusted Gross Profit (a non-GAAP measure) from gross profit (loss), the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% of Revenue	2016	% of Revenue	2017	% of Revenue	2016	% of Revenue
Gross profit (loss) as presented	$(1,017)	(7.5)%	$16,357	28.7%	$24,127	24.2%	$42,800	29.1%
Depreciation and amortization expense included in cost of services(1)	2,947	21.7%	4,172	7.3%	6,198	6.2%	8,371	5.7%
Gross profit excluding depreciation and amortization expense included in cost of services	$1,930	14.2%	$20,529	36.0%	$30,325	30.4%	$51,171	34.8%

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

Critical Accounting Policies

For a discussion of critical accounting policies see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 10-K. There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position, except as discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements under the captions "Recently Issued Accounting Pronouncements - Stock Compensation", "-Restricted Cash" and "-Going Concern".

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

•	changes in the Alaskan oil and natural gas exploration Tax Credit system that significantly affect the level of Alaskan exploration spending;

•	fluctuations in the levels of exploration and development activity in the oil and natural gas industry;

•	intense industry competition;

•	limited number of customers;

•	credit and delayed payment risks related to our customers;

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
There have been no material changes in the significant risk factors that may affect our business, financial position, results of operations or liquidity as described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 or as updated in our Form 10-Q for the quarter ending March 31, 2017, except for updates to the risk below.

Developments in the State of Alaska and their consequences for the market for exploration tax credits and the impacts of those developments on our cash flow have intensified the negative impact on our current liquidity and cash flow.

The State of Alaska offers two types of exploration tax credits (“Tax Credits”), which certain of our Alaskan customers receive in connection with the acquisition of seismic data that we generate. These customers may utilize cash received from the State of Alaska for the Tax Credits or, more typically, from the proceeds of a third party loan secured by the Tax Credits to pay accounts receivable due to us. As a result, we have, from time to time, accounts receivable due from Alaskan customers where the timing and amount of payment to us may be dependent upon when the Tax Credits can be monetized. In connection with the above, our Alaskan customers manage the Tax Credit process, which includes filing an application, undergoing an audit and receiving a Tax Credit certificate for the permitted amount. However, the ultimate disposition and timing of the process of the issuance of a Tax Credit certificate by the State of Alaska is outside our control. Historically, applicants have been able to quickly monetize Tax Credits before the issuance of the Tax Credit certificates and remit prompt payment to us by securing a loan from a financial institution secured by the Tax Credits. However, the State of Alaska’s existing budget deficit, delays in the State of Alaska paying on Tax Credits compared to historical timing, a veto by the governor of Alaska over the line item in the budget to pay Tax Credits in the fiscal 2017 budget, uncertainty over the budget to pay Tax Credits in 2018 and legislation that amends the current Tax Credit program have produced substantial uncertainty about the timing of reimbursement from the State of Alaska for Tax Credit certificates. As a consequence of this uncertainty, third-party financial institutions have suspended lending against Tax Credits and Tax Credit certificates. In turn, our ability to monetize these Tax Credits in a timely manner has also been materially and adversely affected.

At June 30, 2017, our largest account receivable from one customer was $78.1 million, representing 88% of total consolidated accounts receivable. This customer was relying on monetization of Tax Credits, either from proceeds from the State of Alaska or from third party financing sources, to satisfy the accounts receivable. There remains substantial uncertainty regarding the timing of reimbursement from the State of Alaska and the availability of third party financing to the customer, or us, in order for us to collect our accounts receivable.

Due to the customer’s inability to monetize the Tax Credits, our customer has assigned $89.0 million of Tax Credits to us so that we can seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. We have recorded a total reduction of the accounts receivable balance of $3.5 million related to the monetization of Tax Credits during the three and six months ended June 30, 2017. Based upon the uncertainty regarding the timing to monetize the Tax Credits as of June 30, 2017, we have classified $44.0 million and $38.0 million as a long term accounts receivable as of June 30, 2017 and December 31, 2016, respectively, and may need to reclassify additional accounts receivable in the future. We reclassified an additional $6.0 million to long term in the three months ended June 30, 2017 due to delays in monetization of Tax Credit certificates related to the legislation discussed below.

As of June 30, 2017, the State of Alaska has completed its audit of approximately $30.2 million of our Tax Credit applications. This audit resulted in us receiving approximately $24.4 million of Tax Credit certificates during 2016 from the State of Alaska. The State of Alaska disallowed approximately $5.8 million of what we believe should otherwise be eligible expenditures. Our customer filed an appeal of this decision on October 18, 2016 seeking a reversal of the disallowed amount. As of the date of filing, the State of Alaska completed its audit of an additional $16.1 million of Tax Credit applications which resulted in us receiving approximately $16.1 million of Tax Credit certificates during July 2017. We expect additional Tax Credit certificates from the State of Alaska representing approximately $42.7 million to be issued during the remainder of 2017 and the beginning of 2018.

There continues to be significant uncertainty regarding the timely payment by the State of Alaska of its obligations on issued Tax Credit certificates as well as our ability to accurately estimate the timeframe for such payments. We continue to explore options to monetize the Tax Credit certificates, including the option we have utilized to sell the certificates in the secondary market at a discount to purchasers that are able to apply the certificates to reduce their own Alaskan tax liabilities. There is a risk that any monetization of the Tax Credit certificates, however, will reflect a substantial discount and may be insufficient to fully repay the customer’s outstanding accounts receivable. Should this result, we may be required to record an impairment to the amount due from our customer. In addition, we believe the secondary market has been negatively impacted by the uncertainty about future political developments or legislative actions. This has currently delayed our ability to monetize our Tax Credit certificates. We believe recent legislation actions should positively affect the secondary market, however, we do not control the timing or outcome of the actions in this market. We are relying on the secondary market to monetize the Tax Credit certificates and if it does not improve we may be required to record an impairment to the amount due from our customer. We also believe that rising oil prices would increase the market for our Tax Credit certificates, but there can be no assurance that prices will increase sufficient to improve the market or when it might occur.

Due to the delay in our ability to monetize the Tax Credit certificates, we entered into the Term Sheet, which we believe will help secure adequate funding until we are able to monetize a sufficient level of Tax Credit certificates to repay the Senior Loan Facility. See further information on the Senior Loan Facility and the Term Sheet in Note 7.

Item 6. Exhibits
Exhibits

See the Exhibit Index attached hereto and incorporated herein by reference for a list of the exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAExploration Holdings, Inc.

By:	/s/ Brent Whiteley
Brent Whiteley
Chief Financial Officer, General
Counsel and Secretary (Duly
Authorized Officer and Principal
Financial Officer)

Date: August 21, 2017

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date

2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the Corporation., Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Corporation, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	May 28, 2013

2.3	Restructuring Support Agreement dated as of June 13, 2016, among the Corporation, the members of management identified therein and the supporting holders identified therein.	By Reference	8-K	June 13, 2016

3.1	Third Amended and Restated Certificate of Incorporation.	By Reference	8-K/A	September 9, 2016

3.2	Second Amended and Restated Bylaws.	By Reference	8-K	August 1, 2016

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Indenture, dated July 2, 2014, by and among the Corporation, the guarantors named therein and U.S. Bank National Association, as trustee and noteholder collateral agent.	By Reference	8-K	July 9, 2014

4.3	Form of 10.000% Senior Secured Notes due 2019.	By Reference	10-Q	August 7, 2015

4.4	Notation of Guarantee executed June 19, 2015, among the Corporation, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC.	By Reference	10-Q	August 7, 2015

4.5	First Supplemental Indenture, dated as of June 29, 2016, among the Corporation, the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent.	By Reference	8-K	July 1, 2016

4.6	Indenture, dated July 27, 2016, by and among the Corporation, the guarantors named therein and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent.	By Reference	8-K	August 1, 2016

4.7	Form of 10.000% Senior Secured Second Lien Notes due 2019.	By Reference	8-K	August 1, 2016

Exhibit No.	Description	Included	Form	Filing Date
4.8	Notation of Guarantee executed July 27, 2016, among SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC.	By Reference	8-K	August 1, 2016

4.9	Warrant Agreement, dated as of July 27, 2016 between the Corporation and Continental Stock Transfer & Trust Company, as Warrant Agent.	By Reference	8-K	August 1, 2016

4.10	Form of Series A Warrant (included in Exhibit 4.9).	By Reference	8-K	August 1, 2016

4.11	Form of Series B Warrant (included in Exhibit 4.9).	By Reference	8-K	August 1, 2016

4.12	Registration Rights Agreement dated June 24, 2013, by and between the Corporation and CLCH, LLC.	By Reference	8-K	June 28, 2013

4.13	Registration Rights Agreement dated July 27, 2016, between the Corporation and the holders named therein.	By Reference	8-K	August 1, 2016

4.14	First Amendment dated as of August 25, 2016 to Registration Rights Agreement dated July 27, 2016, between the Corporation and the holders named therein.	By Reference	8-K	August 25, 2016

10.1	Form of Amended and Restated 2016 Long-Term Incentive Plan, adopted by the Board of Directors on May 4, 2017.	By Reference (*)	8-K	May 10, 2017

10.2	Form of First Amendment to Executive Employment Agreement, dated August 3, 2016.	Herewith

10.3	Form of Second Amendment to Executive Employment Agreement, dated March 31, 2017.	Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

Exhibit No.	Description	Included	Form	Filing Date
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2017, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.
Herewith
_____________________________________________
(*) Denotes compensation arrangement.