Form 10-Q
period 2017-09-30
SAExploration Holdings, Inc.
filed 2017-11-08
CIK 1514732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of shares of common stock, $0.0001 par value, outstanding as of November 1, 2017: 9,424,534

SAEXPLORATION HOLDINGS, INC.
INDEX TO FORM 10-Q
September 30, 2017

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SAExploration Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,537	$11,460
Restricted cash	535	536
Accounts receivable, net	45,926	69,721
Deferred costs on contracts	208	8,644
Prepaid expenses	4,106	1,977
Deferred loan issuance costs, net	6,859	—
Total current assets	71,171	92,338
Property and equipment, net	35,597	42,759
Intangible assets, net	701	721
Goodwill	1,844	1,711
Deferred loan issuance costs, net	—	20,856
Accounts receivable, net, noncurrent	43,961	37,984
Deferred income tax assets	5,165	5,122
Other assets	182	164
Total assets	$158,621	$201,655

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,308	$9,301
Accrued liabilities	8,492	12,750
Income and other taxes payable	10,430	15,605
Borrowings under credit facility, net	4,207	5,844
Borrowings under senior loan facility	29,995	—
Current portion of capital leases	—	56
Deferred revenue	—	7,975
Total current liabilities	56,432	51,531
Borrowings under senior loan facility	—	29,995
Second lien notes, net	85,059	80,238
Senior secured notes, net	1,843	1,830
Total liabilities	143,334	163,594
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares outstanding	—	—
Common stock, $0.0001 par value, 55,000,000 shares authorized, 9,424,534 and 9,358,529 shares outstanding at September 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	133,465	131,816
Treasury stock, at cost; 37,824 shares outstanding at September 30, 2017	(113)	—
Accumulated deficit	(117,380)	(92,550)
Accumulated other comprehensive loss	(5,256)	(4,822)
Total stockholders’ equity attributable to the Corporation	10,717	34,445
Noncontrolling interest	4,570	3,616
Total stockholders’ equity	15,287	38,061
Total liabilities and stockholders’ equity	$158,621	$201,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue from services	$22,452	$32,994	$122,180	$180,196
Cost of services excluding depreciation and amortization expense	18,172	27,469	87,575	123,500
Depreciation and amortization expense included in cost of services	2,809	4,149	9,007	12,520
Gross profit	1,471	1,376	25,598	44,176
Selling, general and administrative expenses	6,005	6,920	18,880	20,879
Income (loss) from operations	(4,534)	(5,544)	6,718	23,297
Other income (expense):
Costs incurred on debt restructuring	(208)	(2,891)	(208)	(5,225)
Interest expense, net	(7,496)	(7,493)	(24,415)	(15,554)
Foreign exchange gain (loss), net	341	(322)	(695)	2,116
Other income (expense), net	2	(1)	(83)	20
Total other expense, net	(7,361)	(10,707)	(25,401)	(18,643)
Income (loss) before income taxes	(11,895)	(16,251)	(18,683)	4,654
Provision for income taxes	1,950	1,146	4,175	4,550
Net income (loss)	(13,845)	(17,397)	(22,858)	104
Less: net income (loss) attributable to noncontrolling interest	(75)	15	1,972	3,021
Net loss attributable to the Corporation	$(13,770)	$(17,412)	$(24,830)	$(2,917)

Net loss attributable to the Corporation per common share:
Basic	$(1.46)	$(2.62)	$(2.65)	$(1.26)
Diluted	$(1.46)	$(2.62)	$(2.65)	$(1.26)

Weighted average shares:
Basic	9,405,163	6,639,503	9,374,244	2,315,189
Diluted	9,405,163	6,639,503	9,374,244	2,315,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(13,845)	$(17,397)	$(22,858)	$104
Foreign currency translation gain (loss)	(362)	289	(434)	(695)
Total comprehensive loss	(14,207)	(17,108)	(23,292)	(591)
Less: comprehensive income (loss) attributable to noncontrolling interest	(75)	15	1,972	3,021
Comprehensive loss attributable to the Corporation	$(14,132)	$(17,123)	$(25,264)	$(3,612)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2017
(In thousands)

	Common Stock at Par Value	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Corporation Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	1	$—	$131,816	$(92,550)	$(4,822)	$34,445	$3,616	$38,061
Foreign currency translation	—	—	—	—	(434)	(434)	—	(434)
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,095)	(1,095)
Share-based compensation expense	—	—	1,649	—	—	1,649	—	1,649
Purchase of treasury stock	—	(113)	—	—	—	(113)	—	(113)
Loss of control of variable interest entity (see Note 13)	—	—	—	—	—	—	77	77
Net income (loss)	—	—	—	(24,830)	—	(24,830)	1,972	(22,858)
Balance at September 30, 2017	1	$(113)	$133,465	$(117,380)	$(5,256)	$10,717	$4,570	$15,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss attributable to the Corporation	$(24,830)	$(2,917)
Net income attributable to noncontrolling interest	1,972	3,021
Net income (loss)	(22,858)	104
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,300	12,909
Amortization of loan issuance costs, debt discount and debt premium	14,886	5,194
Payment interest in kind	4,848	1,473
Gain on disposition of property and equipment	(71)	(38)
Share-based compensation	1,649	616
Provision for doubtful accounts	—	587
Unrealized gain on foreign currency transactions	(1,094)	(2,319)
Changes in operating assets and liabilities:
Accounts receivable	16,269	(44,991)
Prepaid expenses	(2,096)	(3,150)
Deferred costs on contracts	8,444	3,584
Accounts payable	(6,593)	(495)
Accrued liabilities	(4,409)	4,002
Income and other taxes payable	(5,218)	10,140
Deferred revenue	(7,975)	(903)
Other, net	62	5
Net cash provided by (used in) operating activities	5,144	(13,282)
Investing activities:
Purchase of property and equipment	(2,348)	(765)
Proceeds from sale of property and equipment	1,965	488
Net cash used in investing activities	(383)	(277)
Financing activities:
Borrowings under senior loan facility	—	14,995
Payment of loan facility fee and loan issuance costs	(921)	(1,971)
Credit facility borrowings	33,401	35,641
Credit facility repayments	(34,245)	(31,913)
Purchase of treasury stock	(113)	—
Distribution to noncontrolling interest	(1,095)	(2,194)
Legal fees for stock issuance associated with restructuring	—	(131)
Other financing activities	(56)	(95)
Net cash provided by (used in) financing activities	(3,029)	14,332
Effect of exchange rate changes on cash, cash equivalents and restricted cash	344	(552)
Net change in cash, cash equivalents, and restricted cash	2,076	221
Cash, cash equivalents and restricted cash at the beginning of period	11,996	11,818
Cash, cash equivalents and restricted cash at the end of period	$14,072	$12,039

Supplemental disclosures of cash flow information:
Interest paid	$2,978	$7,785
Income taxes paid, net	$6,661	$249
Supplemental disclosures of cash flow information -- non-cash investing and financing activities:
Debt issuance costs included in accounts payable	$775	$—
Capital assets acquired included in accounts payable	$113	$1
Common stock issued to senior loan facility participants	$—	$28,425
Senior secured notes exchanged for equity	$—	$65,003
Accrued interest exchange for second lien notes	$—	$7,459
Fair value of warrants issued to stockholders	$—	$1,381
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

Basis of Presentation
The unaudited interim condensed consolidated financial statements of the Corporation as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016 included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of December 31, 2016. Although the financial statements and related information included herein have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Corporation believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s audited consolidated financial statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016 (the "10-K"). In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Corporation’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.
Certain amounts in the condensed consolidated statement of cash flows as of September 30, 2017, presented herein have been reclassified to conform to the current period presentation. These reclassifications had no effect on financial position, net income, or stockholders' deficit. On July 27, 2016, the Corporation completed a 135-for-1 reverse stock split, whereby each 135 shares of its common stock were reclassified into one share of common stock. All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented.
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

The Corporation is currently completing its assessment of the impact of the standard on its consolidated financial statements and related disclosures, but continues to evaluate the impact of this guidance. Currently, the Corporation expects the adoption of this standard may affect the timing in which the Corporation recognizes certain revenues and expenses of its contracts including demobilization expenses and to require expanded disclosure. There are two methods of transition permitted under the standard: the full retrospective method, in which the standard would be applied retrospectively to each prior reporting period presented; or the modified retrospective method, in which the standard would be applied to all contracts in process as of the date of initial application, with the cumulative effect of applying the standard recognized in beginning retained earnings. The Corporation currently anticipates adopting this standard using the modified retrospective method. The Corporation will adopt this guidance during the first quarter of 2018.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 2 — RESTRUCTURING

The Corporation previously disclosed that it had entered into a comprehensive restructuring support agreement (the “Restructuring Support Agreement”) with holders (the “Supporting Holders”) of approximately 66% of the par value of the Corporation’s 10% senior secured notes due 2019 (the “Senior Secured Notes” and the holders thereof, the “Existing Holders”), in which the Supporting Holders and the Corporation agreed to enter into and implement a proposed comprehensive restructuring of the Corporation’s balance sheet, which included the funding of up to $30 million in new capital (the “Restructuring”) during the quarter ended June 30, 2016.

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

Senior Loan Facility. On June 29, 2016, the Supporting Holders and the Corporation entered into a $30 million multi-draw senior secured term loan facility (the "Senior Loan Facility"). All holders of the Senior Secured Notes that participated in the Exchange Offer were also able to participate in the Senior Loan Facility. Borrowings under the Senior Loan Facility bear interest at a rate of 10% per year, payable monthly. The Senior Loan Facility has a maturity date of January 2, 2018, unless terminated earlier. As part of the consideration for providing the Senior Loan Facility, the Corporation issued to the lenders shares equal to 28.2% of the outstanding shares of its common stock as of the Closing Date, after giving effect to the Reverse Stock Split. On September 8, 2017, the Corporation entered into a second amendment to the Senior Loan Facility that amended and extended a majority of the Senior Loan Facility ("Second Amendment"). A further description of the terms of the Senior Loan Facility and the Second Amendment are provided in Note 7.

Change in Priority of Secured Indebtedness. After the Closing Date, the priority claims of the Corporation’s secured indebtedness are (1) the credit facility, which is secured by all of the existing collateral on a senior first lien priority basis, (2) the Senior Loan Facility, which is secured by all of the existing collateral on a junior first lien priority basis, (3) the Second Lien Notes, which is secured by substantially all of the existing collateral on a second lien priority basis and (4) the Senior Secured Notes, which is secured by substantially all of the existing collateral on a third lien priority basis.

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

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 3 — CREDIT CONCENTRATION

At September 30, 2017, the Corporation's largest account receivable from one customer was $78.1 million, representing 87% of total consolidated accounts receivable. This customer was relying on monetization of tax credits under a State of Alaska tax credit program (“Tax Credits”), either from proceeds from the State of Alaska or from third party financing sources, to satisfy the accounts receivable. There remains substantial uncertainty regarding the timing of reimbursement from the State of Alaska and the availability of third party financing to the customer, or the Corporation, in order for the Corporation to collect its accounts receivable.

Due to the customer’s inability to monetize the Tax Credits, the Corporation's customer has assigned $89.0 million of Tax Credits to the Corporation so that it can seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. The Corporation has recorded a total reduction of the accounts receivable balance of $3.5 million related to the monetization of Tax Credits during the nine months ended September 30, 2017. Based upon the uncertainty regarding the timing to monetize the Tax Credits, the Corporation has classified $44.0 million and $38.0 million as a long term accounts receivable as of September 30, 2017 and December 31, 2016, respectively. The Corporation reclassified an additional $6.0 million to long term in the nine months ended September 30, 2017 due to delays in monetization of Tax Credit certificates related to the legislation discussed below.

As of September 30, 2017, the State of Alaska has completed its audit of approximately $46.3 million of Tax Credit applications. This audit resulted in the Corporation receiving approximately $40.5 million of Tax Credit certificates from the State of Alaska. The State of Alaska disallowed approximately $5.8 million of what the Corporation believes should otherwise be eligible expenditures. The Corporation's customer filed an appeal of this decision on October 18, 2016 seeking a reversal of the disallowed amount. The Corporation expects additional Tax Credit certificates from the State of Alaska representing approximately $42.7 million to be issued during the remainder of 2017 and the beginning of 2018.

There continues to be significant uncertainty regarding the timely payment by the State of Alaska of its obligations on issued Tax Credit certificates as well as the Corporation's ability to accurately estimate the timeframe for such payments. The Corporation continues to explore options to monetize the Tax Credit certificates, including the option to sell the certificates in the secondary market at a discount to purchasers that are able to apply the certificates to reduce their own Alaskan tax liabilities. There is a risk that any monetization of the Tax Credit certificates, however, will reflect a substantial discount and may be insufficient to fully repay the customer’s outstanding accounts receivable. Should this result, the Corporation may be required to record an impairment to the amount due from our customer. In addition, the Corporation believes the secondary market has been negatively impacted by the uncertainty about future political developments or legislative actions affecting oil and gas exploration activities and overall oil and gas market conditions. This has currently delayed the Corporation's ability to monetize its Tax Credit certificates. The Corporation believes recent legislation actions should positively affect the secondary market, however, the Corporation does not control the timing or outcome of the actions in this market. The Corporation is relying on the secondary market to monetize the Tax Credit certificates and, if it does not improve, the Corporation may be required to record an impairment to the amount due from its customer. The Corporation also believes that rising oil prices may increase the market for the Tax Credit certificates, but there can be no assurance that prices will increase sufficient to improve the market or when it might occur.

In addition to monetization of the Tax Credits, the Corporation has other possible ways to receive payments on the accounts receivable from the Corporation's customer.   The Corporation has possession of the seismic data and will continue to hold it until it has received payment in full of our accounts receivable.   The Corporation continues to assist the customer in actively marketing and licensing of the seismic data it collected on behalf of our customer.   Licensing revenues received must be paid to the Corporation in satisfaction of our accounts receivable.   In addition, subject to any licenses granted, the customer has the right to sell the data and apply the proceeds to our receivables.  The Corporation believes that the receipt of these licensing revenues and sales proceeds may be sufficient to cover the difference between the owed accounts receivable and the cash it is able to generate by monetization of the Tax Credits, but there can be no assurance that it will occur or when any such payments will be received.

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

The computation of basic and diluted net loss per share is as follows:

	Three Months Ended			Nine Months Ended
	Net Loss Attributable to the Corporation	Shares	Per Share	Net Loss Attributable to the Corporation	Shares	Per Share
September 30, 2017:
Basic loss per share	$(13,770)	9,405,163	$(1.46)	$(24,830)	9,374,244	$(2.65)
Effect of dilutive securities	—	—	—	—	—	—
Diluted loss per share	$(13,770)	9,405,163	$(1.46)	$(24,830)	9,374,244	$(2.65)

September 30, 2016:
Basic income per share	$(17,412)	6,639,503	$(2.62)	$(2,917)	2,315,189	$(1.26)
Effect of dilutive securities	—	—	—	—	—	—
Diluted income per share	$(17,412)	6,639,503	$(2.62)	$(2,917)	2,315,189	$(1.26)

Options to purchase 311,477 shares of common stock have been excluded from the calculation of diluted net loss per share in the three and nine month periods ended September 30, 2017 and 2016, since the option exercise price was higher than the weighted average share price during the period the options were outstanding.

Unvested restricted stock units representing 31,009 issuable shares under the treasury stock method were excluded from the calculation of diluted net loss per share in the nine month periods ended September 30, 2017, since they were anti-dilutive. Unvested restricted stock units totaling 39,667 and 17,134 shares under the treasury stock method were excluded from the calculation of diluted net loss per share in the three and nine month periods ended September 30, 2016, respectively, since they were anti-dilutive.

Warrants to purchase 308,752 shares of common stock have been excluded from the calculation of diluted net loss per share in the three and nine month periods ended September 30, 2017, since the warrant exercise prices were higher than the weighted average share price during the respective periods. Warrants to purchase 308,216 shares of common stock have been excluded from the calculation of diluted net loss per share in the three and nine month periods ended September 30, 2016, since the warrant exercise prices were higher than the weighted average share price during the respective periods.

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

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$13,537	$11,460
Restricted cash	535	536
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$14,072	$11,996

Restricted cash primarily consists of cash collateral for labor claims, office rental and cash in another country restricted by exchange control regulations.

During the nine months ended September 30, 2017, a variable interest entity in West Africa ("SAE Nigeria") that the Corporation previously controlled entered into multiple physical trades of the Naira currency (classified as restricted cash) for US dollars at various exchange rates. The US dollars received in the trade are no longer subject to exchange control regulations. As a result of these trades, a foreign exchange loss of $545 and $1,310 was recognized during the three and nine months ended September 30, 2017, respectively. As of September 30, 2017, the Corporation no longer controls SAE Nigeria. For further information on this entity, see Note 13.

Accounts Receivable

Accounts receivable is comprised of the following:

	September 30, 2017	December 31, 2016
Current:
Accounts receivable	$45,938	$69,733
Less allowance for doubtful accounts	(12)	(12)
Accounts receivable, net	$45,926	$69,721
Noncurrent:
Accounts receivable	$43,961	$37,984
Less allowance for doubtful accounts	—	—
Accounts receivable, net	$43,961	$37,984

Property and Equipment

Property and equipment is comprised of the following:

	September 30, 2017	December 31, 2016
Property and equipment	$106,243	$104,203
Less accumulated depreciation and amortization	(70,646)	(61,444)
Property and equipment, net	$35,597	$42,759

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Intangible Assets

Intangible assets are comprised of the following:

	September 30, 2017	December 31, 2016
Intangible assets	$1,409	$1,356
Less accumulated amortization	(708)	(635)
Intangible assets, net	$701	$721

Accrued Liabilities

Accrued liabilities are comprised of the following:

	September 30, 2017	December 31, 2016
Accrued payroll liabilities	$3,068	$7,432
Accrued interest	1,820	106
Other accrued liabilities	3,604	5,212
Total accrued liabilities	$8,492	$12,750

NOTE 6 — CREDIT FACILITY

On September 22, 2017, SAExploration, Inc. (“Borrower”), the Corporation, and the Corporation’s other domestic subsidiaries entered into the First Amended and Restated Credit and Security Agreement (the "Credit Agreement") with the lenders from time to time party thereto (the "Lenders") and Cantor Fitzgerald Securities, as agent (the "Agent"). The Credit Agreement amends and restates the Credit and Security Agreement dated as of November 6, 2014 (the "Prior Credit Agreement") by and among the Borrower, the Guarantors, and Wells Fargo Bank, National Association as lender (the "Original Lender"). Immediately prior to entering into the Credit Agreement, the Original Lender sold its interest in the Prior Credit Agreement upon entering into the Loan Assignment, Assumption and Indemnity Agreement (the "Assignment Agreement") with the Agent who subsequently assigned those rights and obligations to one of the Corporation's Supporting Holders (the "Assignee"). Two additional holders elected to join the Credit Agreement (together with the Assignee, the "Lenders"), including one holder as further described in Note 14.

The Credit Agreement provides for up to $16,000 in borrowings secured primarily by the Borrower's North American assets, mainly accounts receivable and equipment subject to certain exclusions (the "Credit Facility"). The proceeds of the Credit Facility will primarily be used to fund the Borrower's working capital needs for its operations and for general corporate purposes. As of September 30, 2017, borrowings outstanding under the Credit Facility were:

September 30, 2017

Principal outstanding	$5,000
Less: unamortized deferred loan issuance costs	(793)
Total Credit Facility outstanding	$4,207

Additional borrowings under the Credit Facility are subject to Lenders’ sole discretion and must be in minimum increments of $1,000.

Borrowings made under the Credit Facility bear interest at a rate of 10.25% per annum for the period from September 22, 2017 through and including March 22, 2018, 10.75% per annum for the period from March 23, 2018 through and including September 22, 2018 and 11.75% per annum for the period from September 23, 2018 and thereafter. The Credit Facility matures on January 2, 2020, provided that the maturity shall be September 14, 2018 if there are any outstanding Senior Secured Notes or Second Lien Notes at that time, unless terminated earlier.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

In addition to the above and among other things, the Credit Agreement:

•	eliminated the ability to redraw borrowings once repaid and placed certain restrictions on the ability to repay borrowings;

•	eliminated the sub-facility for letters of credit;

•	provided for mandatory prepayment with any proceeds from Tax Credits that exceeded $15,000, unless waived by the Lenders; and

•	removed certain covenants including those to maintain a minimum EBITDA specified above and to maintain eligible equipment of a certain amount.

The Credit Agreement was accounted for as a modification during the three-month period ended September 30, 2017. In connection with the Credit Agreement, deferred loan issuance costs totaling $782 were recorded in the three and nine months ended September 30, 2017 consisting of $400 of fees, payable to the Lenders, and $382 of legal and investment banking costs.
The Credit Agreement contain covenants including, but not limited to (i) maintain and deliver to the Lenders, as required, certain financial reports, records and other items, (ii) subject to certain exceptions under the Credit Agreement, restrictions on the ability of the Corporation to incur indebtedness, create or incur liens, enter into fundamental changes to corporate structure or to the nature of the business of the Corporation, dispose of assets, permit a change in control, acquire non-permitted investments, enter into affiliate transactions or make distributions. The Credit Agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lenders, which are customary for agreements of this type. The Corporation was in compliance with the Credit Agreement covenants as of September 30, 2017.

The Credit Agreement also provides for customary events of default. If an event of default occurs and is continuing, then the Lenders may, among other options as described in the Credit Agreement, declare the obligations of the Borrower to be due and payable immediately or declare the funding obligations of the Lenders terminated immediately, subject to the terms of that certain Amended and Restated Intercreditor Agreement, dated as of June 29, 2016 (the “Intercreditor Agreement”), by and among the Original Lender, Wilmington Savings Fund Society, FSB, Delaware Trust Company and the Additional Noteholder Agent (as defined in the Intercreditor Agreement).

Prior Credit Agreement

Borrowings outstanding under the Prior Credit Agreement were $5,844 as of December 31, 2016. Borrowings made under the Prior Credit Agreement bore interest, payable monthly, at a rate of daily three month LIBOR plus 3% (4.00% at December 31, 2016). The Prior Credit Agreement had a maturity date of November 6, 2017. The Prior Credit Agreement also included a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit were subject to Lender approval and a fee that accrued at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum amount under the Prior Credit Agreement reduced by outstanding borrowings and letters of credit, was payable monthly. As of December 31, 2016, there were no letters of credit outstanding under the sub-facility and the sub-facility was eliminated in the Credit Agreement.

For a complete discussion of the terms and security for the Credit Agreement, see Note 6 of Notes to Consolidated Financial Statements included in the Corporation's 10-K.

NOTE 7 — SENIOR LOAN FACILITY

On June 29, 2016, the Corporation, as borrower, and each of the Corporation’s domestic subsidiaries, as guarantors (the “Guarantors”), entered into the Senior Loan Facility with the Supporting Holders of the Senior Secured Notes. In addition to the Supporting Holders, one additional holder of the senior secured notes subsequently elected to participate as a lender in the Senior Loan Facility based on their proportionate ownership of the Senior Secured Notes as discussed in Note 14. The Senior Loan Facility provides funding up to a maximum borrowing amount of $30,000. Under the terms of the Senior Loan Facility, $15,000 became immediately available and the remaining $15,000 became available when the Corporation entered into the first amendment to the Senior Loan Facility. As of September 30, 2017 and December 31, 2016, borrowings of $29,995 were outstanding under the Senior Loan Facility.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

On September 8, 2017, the Corporation entered into the Second Amendment to the Senior Loan Facility that amended and extended a majority of the Senior Loan Facility held by consenting lenders representing $29,000 of the total principal outstanding (the "Extended Loans"). The Second Amendment, among other things, for the Extended Loans:

•	extended the maturity date to January 2, 2020; provided that the maturity is January 2, 2019 if there are any outstanding Senior Secured Notes or Second Lien Notes at that time;

•
increased the interest rate from 10% per year to 10.5% beginning on September 8, 2017 to, but not including, February 8, 2018, 11.5% per year for the succeeding six-month period, and 12.5% per year thereafter until the maturity, payable monthly in cash;

•	provided for a mandatory prepayment with the proceeds from any Tax Credit; and

•	provided for a call premium with respect to certain prepayments.

The remaining $995 of advances under the Senior Loan Facility (the "Residual Loans") remain under the original terms of the Senior Loan Facility where borrowings bear interest at a rate of 10% per year, payable monthly and the maturity date is January 2, 2018, unless terminated earlier. The Residual Loans also require mandatory prepayment from the proceeds of any Tax Credit after the Corporation has received $15,000 in proceeds from the Tax Credits.

The Second Amendment was accounted for as a modification during the three-month period ending September 30, 2017. In connection with the Second Amendment, deferred loan issuance costs totaling $914 were recorded in the three and nine months ended September 30, 2017. The deferred loan issuance costs recorded during these periods consisted of $600 of fees, which will be paid to the lenders, and $314 of legal and investment banking costs. In connection with the initial borrowing, deferred loan issuance costs totaling $29,091 and $30,051 were recorded in the three and nine months ended September 30, 2016, respectively, which were recorded as a deferred loan issuance cost on the balance sheet. The deferred loan issuance costs recorded in the nine months ended September 30, 2016 consisted of a $600 facility fee, $1,026 in legal and investment banking costs, and $28,425 for the fair value of 2,803,302 shares of Corporation common stock issued to the lenders on July 27, 2016. The fair value of the common stock was determined using the probability-weighted expected return method based on a combination of the income and market approaches and a mergers and acquisition scenario.

The Senior Loan Facility is secured by substantially all of the collateral securing the obligations under (i) the Credit Agreement, (ii) the Senior Secured Notes and (iii) the Second Lien Notes, including the receivable due to the Corporation discussed in Note 3. This security interest is junior to the security interest in such collateral securing the obligations under the Credit Facility and senior to the security interests in such collateral securing the obligations under the Second Lien Notes and the Senior Secured Notes.

The Senior Loan Facility contains negative covenants that restrict the Corporation’s and the Guarantors’ ability to incur indebtedness, create or incur liens, enter into fundamental changes to the Corporation’s corporate structure or to the nature of the Corporation’s business, dispose of assets, permit a change in control to occur, make certain prepayments, other payments and distributions, make certain investments, enter into affiliate transactions or make certain distributions, and requires the Corporation maintain and to deliver certain financial reports, projections, records and other items. The Senior Loan Facility also contains customary representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Senior Loan Facility agent and the lenders, and customary events of default. The Corporation is in compliance with the Senior Loan Facility covenants as of September 30, 2017.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 8 — NOTES PAYABLE

Notes payable outstanding were as follows:

	September 30, 2017	December 31, 2016

10% second lien notes due 2019:
Carrying value, including paid-in-kind interest of $8,467 and $3,619 and unamortized premium of $286 and $394 as of September 30, 2017 and December 31, 2016, respectively	$85,275	$80,536
Less: unamortized debt discount	(216)	(298)
Total second lien notes outstanding	85,059	80,238
10% senior secured notes due 2019:
Principal outstanding	1,872	1,872
Less: unamortized deferred loan issuance costs	(29)	(42)
Total senior secured notes outstanding	1,843	1,830
Total notes payable outstanding (long-term)	$86,902	$82,068

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

As discussed in Note 2, the Corporation commenced an offer on June 24, 2016 to exchange each $1 of the Senior Secured Notes for (i) $0.50 of newly issued 10% Second Lien Notes due 2019 and (ii) 46.41 shares of newly issued Corporation common stock (giving effect to a 135-for-1 reverse stock split that was effected in connection with closing of the Exchange Offer). On the Closing Date, a total of $138,128 face value of the Senior Secured Notes were exchanged for (i) $76,523 Second Lien Notes, including $7,459 Second Lien Notes representing accrued and unpaid interest and (ii) 6,410,502 shares of Corporation common stock, which was recorded at fair value. The exchange was accounted for as a modification during the three-month period ending September 30, 2016. The Second Lien Notes were recorded at the net carrying value of the Senior Secured Notes exchanged of $134,522, less the fair value of the Corporation common stock issued to participating noteholders of $65,003, plus the accrued and unpaid interest of $7,459 included in the exchange. The fair value of the common stock was determined using the probability-weighted expected return method based on a combination of the income and market approaches and a mergers and acquisition scenario. In connection with the exchange and Restructuring, the Corporation recognized debt restructuring costs of $2,891 and $5,225 during the three and nine month periods ended September 30, 2016, respectively.

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

•
Interest on the Second Lien Notes is payable quarterly. The Corporation had the option to elect to pay interest on the Second Lien Notes in kind with additional Second Lien Notes for the first twelve months of interest payment dates, provided that, if the Corporation made the election, the interest on the Second Lien Notes for such in kind payments

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

accrued at a per annum rate 1% percent higher than the cash interest rate of 10%. The Corporation elected to pay interest in kind during the three and nine months ended September 30, 2017 of $379 and $4,848, respectively and during the three and nine months ended September 30, 2016 of $1,473.

•
The Second Lien Notes have a special redemption right at par of up to $35 million of the issuance to be paid out of the proceeds of the Alaska Tax Credit certificates and is conditioned upon payment in full of the Credit Facility and the Senior Loan Facility.

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

The indentures for the Senior Secured Notes and Second Lien Notes contain covenants that include limitations on the Corporation's ability to: (i) transfer or sell assets; (ii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iii) incur or guarantee additional indebtedness or, with respect to the Corporation's restricted subsidiaries, issue preferred stock; (iv) create or incur liens; (v) incur dividend or other payment restrictions affecting its restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of its or its subsidiaries’ assets; (vii) enter into transactions with affiliates; (viii) engage in business other than its current business and reasonably related extensions thereof; and (ix) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the notes. The Corporation was in compliance with the indenture covenants as of September 30, 2017.

For a complete discussion of the terms and security for the Senior Secured Notes and Second Lien Notes, see Note 8 of Notes to Consolidated Financial Statements included in the Corporation's 10-K.

NOTE 9 — INCOME TAXES

The Corporation’s effective tax rate was (16.4)% and (7.1)% for the three months ended September 30, 2017 and 2016, respectively. The increase in the 2017 effective tax rate for the three month period is primarily due to the impact of deferred tax valuation allowances related to net operating loss carryforwards available to be used in future periods. The Corporation’s effective tax rate was (22.3)% and 97.8% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the 2017 effective tax rate for the nine months period is primarily due to several factors including fluctuations in earnings among the various foreign jurisdictions in which the Corporation operates, decreases in permanent tax differences offset by increases in deferred tax valuation allowances related to U.S. losses and net operating loss carryforwards available to be used in future periods. The primary reason the 2017 effective tax rate differs from the 35% Federal statutory corporate rate is increases in deferred tax valuation allowances from U.S. losses and net operating loss carryforwards available to be used in future periods.

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

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Corporation is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights, and preferences as may be determined from time to time by the Corporation’s Board of Directors. As of September 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Common Stock and Treasury

The Corporation is authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. On June 15, 2016, the Corporation’s Board of Directors authorized a 135-for-1 reverse split of the outstanding common stock effective as of the Closing Date of the Restructuring. All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented. The changes in the number of ordinary shares outstanding and treasury shares held by the Corporation are as follows:

Nine months ended
September 30, 2017

Shares issued
Balance as of December 31, 2016	9,358,529
Vesting of restricted stock	103,829
Balance as of September 30, 2017	9,462,358

Shares held as treasury shares
Balance as of December 31, 2016	—
Purchase of treasury stock	37,824
Balance as of September 30, 2017	37,824

Ordinary shares outstanding at September 30, 2017	9,424,534

Warrants

A total of 4,310 warrants with an expiration date of June 24, 2016 and an exercise price of $12.00 per share expired unexercised.

As of September 30, 2017, 154,376 Series A warrants and 154,376 Series B warrants with an expiration date of July 27, 2021 were outstanding. The Series A warrants and Series B warrants have exercise prices of $10.30 and $12.88, respectively, and become exercisable 30 days in advance of their expiration date contingent upon the receipt by the Corporation of Tax Credit certificates in a face amount of at least $25 million issued by the State of Alaska to the Corporation.

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

Merger Consideration Escrow

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

A portion of the merger consideration payable at Closing was allocable to holders of certain derivative securities of Former SAE that were not converted or exchanged prior to the Merger. As of September 30, 2017, a total of 200 shares of Corporation common stock were held in escrow pending the conversion or exercise of those derivative securities (the “Merger Consideration Escrow”). The escrow agreement provides that CLCH, LLC ("CLCH"), as nominee of the Corporation, will have voting control over all shares of Corporation common stock held in the Merger Consideration Escrow.

Merger Indemnification Escrow
A total of 4,041 shares of Corporation common stock issued to Former SAE stockholders at Closing of the Merger and deposited in escrow were released to the Former SAE stockholders on May 23, 2016.

NOTE 11 — SHARE-BASED COMPENSATION

Share-based compensation expense for stock option and restricted stock unit awards in the three and nine months ended September 30, 2017 was $384 and $1,649, respectively. Share-based compensation expense for stock option and restricted stock unit awards in the three and nine months ended September 30, 2016 was $273 and $616, respectively. At September 30, 2017, there was approximately $441 of unrecognized compensation expense for unvested stock option awards with a weighted average vesting period of 1.82 years. At September 30, 2017, there was approximately $889 of unrecognized compensation expense for unvested restricted stock unit awards with a weighted average vesting period of 1.82 years. During the three and nine months ended September 30, 2017 and 2016, there were no grants of stock options or restricted stock unit awards.

As an element of the Restructuring discussed in Note 2, the Corporation accelerated the vesting of all existing awards under its 2013 Long -Term Incentive Plan effective as of the Closing Date. As a result of the accelerated vesting, the Corporation charged the remaining unrecognized compensation expense on existing awards to the result of operations during the three month period ending September 30, 2016.

Amended and Restated 2016 Long Term Incentive Plan

On May 8, 2017, the Corporation received written consent from holders of a majority of the Corporation's common stock outstanding approving and adopting the Corporation's Amended and Restated 2016 Long-Term Incentive Plan (the "2016 Amended and Restated Plan"). The 2016 Amended and Restated Plan became effective on May 30, 2017. The 2016 Amended and Restated Plan (i) combines the shares under the 2016 Long Term Incentive Plan and the 2013 Non-Employee Director Plan (the "Original Plans") into a common pool of common stock, (ii) allows the granting of awards for payment of annual bonuses provided for under employment agreements with officers and under its bonus program for employees and (iii) adopts other amendments necessary for granting awards to both employees and non-employee directors. No further shares will be issued under the Original Plans and any remaining shares under the Original Plans are reserved for issuance under the 2016 Amended and Restated Plan. The total number of shares of common stock reserved for issuance under the 2016 Amended and Restated Plan is 1,438,258 less any shares that have been previously issued under the Original Plans. As of September 30, 2017, there were 639,167 restricted shares, restricted stock units and options issued under the original plans issued under the 2016 Amended and Restated Plan.

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

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, borrowings under the Credit Facility and borrowings under the Senior Loan Facility are a reasonable estimate of their fair values due to their short duration.

There were no Corporation financial instruments measured at fair value on a recurring basis at September 30, 2017, December 31, 2016 or September 30, 2016.

The Corporation's financial instruments not recorded at fair value consist of the Senior Secured Notes and Second Lien Notes. At September 30, 2017, the carrying value of the Senior Secured Notes and Second Lien Notes was $1,843 and $85,059, respectively. At September 30, 2017, the estimated fair value of the Senior Secured Notes and Second Lien Notes was $1,126 and $54,818, respectively. The fair value is determined by a market approach using dealer quoted period-end bond prices. These instruments are classified as Level 2 as valuation inputs for fair value measurements as they are dealer quoted market prices at September 30, 2017 obtained from independent third party sources. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

The Corporation's non-financial assets include goodwill, property and equipment, and other intangible assets, which are classified as Level 3 assets. These assets are measured at fair value on a nonrecurring basis as part of the Corporation's impairment assessments and as circumstances require. Goodwill is subjected to an annual review for impairment or more frequently as required.

NOTE 13 — VARIABLE INTEREST ENTITIES

Effective November 19, 2012, an agreement was entered into between a subsidiary of the Corporation and Kuukpik Corporation (“Kuukpik”) to form a separate legal entity (“Joint Venture”) for the purpose of performing contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the North Slope of Alaska (onshore or offshore) for a period of five years. The Corporation's and Kuukpik’s percentage ownership interests in the Joint Venture are 49.0% and 51.0%, respectively. The sole source of revenue of the Joint Venture is contracts performed by the Corporation. Pre-award costs incurred on potential contracts by Kuukpik and the Corporation are absorbed by each party and not by the Joint Venture. The Joint Venture receives 10% of gross revenues of all North Slope of Alaska contracts performed by the Corporation, which is distributed to Kuukpik and the Corporation based on their relative ownership percentages. Risk of loss on a contract, including credit risk, is the Corporation's sole responsibility. Based on its power to influence the significant business activities of the Joint Venture and its responsibility to absorb contract losses, the Corporation was determined to be the primary beneficiary under GAAP and as such consolidates the Joint Venture. The results of the Joint Venture are combined with the Corporation and all intercompany transactions are eliminated upon consolidation. Amounts reflected for the Joint Venture in the unaudited condensed consolidated financial statements consist of the balances reported under net income attributable to noncontrolling interest for the three and nine month periods ended September 30, 2017 and 2016, and noncontrolling interest on the September 30, 2017 and December 31, 2016 balance sheets.

Effective October 18, 2016, an agreement was entered into between the Corporation and SAExploration Nigeria Limited (“SAE Nigeria”) for the purpose of performing acquisition and development of geophysical and seismic data on a specific project in West Nigeria ("West Nigeria Project"). While the Corporation does not hold an ownership interest in SAE Nigeria, risk of loss on the West Nigeria Project, including credit risk, is the Corporation's sole responsibility. All profits from the West Nigeria Project remain with the Corporation. Based on its power to influence the significant business activities of SAE Nigeria during the completion of the West Nigeria Project, its responsibility to absorb contract losses and the proportion of SAE Nigeria's operations dedicated to the West Nigeria Project, the Corporation was determined to be the primary beneficiary under GAAP and as such consolidated SAE Nigeria for the term of the West Nigeria Project. As of August 31, 2017, the project had been completed and all amounts due from SAE Nigeria to the Corporation had been repaid. As such, the Corporation no longer holds a variable interest in SAE Nigeria and no longer has a controlling interest in SAE Nigeria and, as a result, its results are no longer combined with the Corporation's.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

NOTE 14 — RELATED PARTY TRANSACTIONS

Jeff Hastings, the Corporation’s Chief Executive Officer and Chairman of the Board of Directors, owns and controls Speculative Seismic Investments, LLC (“SSI”), which holds 27,000 shares of the Corporation’s common stock. SSI is a lender under the Corporation’s Senior Loan Facility in the principal amount of $642 and exchanged $2,352 of the Corporation’s Senior Secured Notes for $1,334 of Second Lien Notes in the Restructuring consummated on July 27, 2016. SSI subsequently sold the $1,334 of Second Lien Notes in November 2016 representing $1,176 of face value and $158 of interest paid in kind for the period outstanding, and is no longer a holder of any Second Lien Notes. In addition, in September 2017, Mr. Hastings committed to funding $400 of the Credit Facility of which the Corporation has drawn $125 of that commitment as of September 30, 2017. Mr. Hastings also controls CLCH, LLC, which holds 24,221 shares of the Corporation’s common stock. Pursuant to a registration rights agreement dated June 24, 2013, CLCH had one right to demand registration of its shares of the Corporation's common stock that it acquired in the Merger, as well as piggy-back rights on any offering of the Corporation's common stock or securities exercisable or exchangeable for our common stock. CLCH has exercised its piggy-back registration rights, and all 24,221 of its shares were registered for resale pursuant to a registration statement on Form S-3, Registration No. 333-213386, that became effective in September 2016. The Corporation bore the expense incurred in connection with the registration statement.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 and the accompanying notes to the unaudited condensed consolidated financial statements. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Part II of this Report. See “Forward-Looking Statements” below. Amounts are in thousands, except for share amounts and as otherwise noted.

Highlights

The following discussion is intended to assist in understanding our financial position at September 30, 2017, and our results of operations for the three and nine months ended September 30, 2017. Financial and operating results for the three months ended September 30, 2017 include:

•	Revenue from services for the three months ended September 30, 2017 was $22,452 compared to $32,994 in 2016.

•	Gross profit for the three months ended September 30, 2017 increased to $1,471 from $1,376 in 2016.

•	Gross profit as a percentage of revenue for the three months ended September 30, 2017 increased to 6.6% from 4.2% in 2016.

•	Operating loss for the three months ended September 30, 2017 decreased to a loss of $4,534 from a loss of $5,544 in 2016.

•	Net loss for the three months ended September 30, 2017 decreased to a loss of $13,845 from a loss of $17,397 in 2016.

•	Adjusted EBITDA for the three months ended September 30, 2017 decreased to negative $1,155 from negative $138 for 2016.

•	Adjusted EBITDA as a percentage of revenue for the three months ended September 30, 2017 decreased to negative 5.1% from negative 0.4% in 2016.

•	Cash and cash equivalents totaled $13,537 as of September 30, 2017 compared to $11,503 as of September 30, 2016.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Our operating results for the three months ended September 30, 2017 and 2016 are highlighted below:

	Three Months Ended September 30,
	2017	% of Revenue	2016	% of Revenue
Revenue from services:
North America	$2,723	12.1%	$734	2.2%
South America	19,729	87.9%	32,111	97.3%
Southeast Asia	—	—%	149	0.5%
West Africa	—	—%	—	—%
Total revenue	22,452	100.0%	32,994	100.0%
Gross profit	1,471	6.6%	1,376	4.2%
Selling, general and administrative expenses	6,005	26.8%	6,920	21.0%
Loss from operations	(4,534)	(20.2)%	(5,544)	(16.8)%
Other expense, net	(7,361)	(32.8)%	(10,707)	(32.5)%
Provision for income taxes	1,950	8.7%	1,146	3.4%
Less net income (loss) attributable to noncontrolling interest	(75)	(0.3)%	15	0.1%
Net loss attributable to the Corporation	$(13,770)	(61.4)%	$(17,412)	(52.8)%

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Our operating results for the nine months ended September 30, 2017 and 2016 are highlighted below:

	Nine Months Ended September 30,
	2017	% of Revenue	2016	% of Revenue
Revenue from services:
North America	$50,518	41.3%	$81,739	45.3%
South America	32,224	26.4%	96,723	53.7%
Southeast Asia	4,266	3.5%	1,734	1.0%
West Africa	35,172	28.8%	—	—%
Total revenue	122,180	100.0%	180,196	100.0%
Gross profit	25,598	20.9%	44,176	24.5%
Selling, general and administrative expenses	18,880	15.4%	20,879	11.6%
Income from operations	6,718	5.5%	23,297	12.9%
Other expense, net	(25,401)	(20.8)%	(18,643)	(10.3)%
Provision for income taxes	4,175	3.4%	4,550	2.5%
Less net income attributable to noncontrolling interest	1,972	1.6%	3,021	1.7%
Net loss attributable to the Corporation	$(24,830)	(20.3)%	$(2,917)	(1.6)%

Revenue from Services.

North America: Revenue in North America for the three months ended September 30, 2017 increased by $1,989 or 271.0% compared to the three months ended September 30, 2016 and for the nine months ended September 30, 2017 decreased by $31,221 or 38.2% compared to the nine months ended September 30, 2016, primarily in Alaska. In Alaska, we experienced a significant decrease in the overall number of projects performed in 2017 compared to the same period in 2016. The decrease in activity was mainly due to uncertainties and changes in the state legislation affecting oil and gas exploration activities and overall oil and gas market conditions. There is no active revenue in the three months ended September 30, 2017 due to the seasonality of operations in Alaska. Activity in Canada increased slightly when comparing the first three and nine months of 2017 to the same periods in 2016 due to marginal improvement in market conditions in Canada and the timing of commencement of the season.

South America: Revenue in South America for the three months ended September 30, 2017 decreased by $12,382 or 38.6% compared to the three months ended September 30, 2016. Revenue in South America for the nine months ended September 30, 2017 decreased by $64,499 or 66.7% compared to the nine months ended September 30, 2016. The substantial decrease in revenue in South America is primarily due to a large project in Bolivia in 2016 which was substantially completed during the third quarter of 2016 versus small projects in Bolivia in 2017. This decrease was partially offset by an increase in revenue in Colombia for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The increase was primarily due to two moderate size projects which commenced in the second quarter of 2017 and were completed during the third quarter of 2017 compared to smaller projects for the same period in 2016.

Southeast Asia: Revenues in Southeast Asia for the three months ended September 30, 2017 decreased by $149 compared to the three months ended September 30, 2016. Revenues in Southeast Asia for the nine months ended September 30, 2017 increased by $2,532 compared to the nine months ended September 30, 2016. The increase in 2017 revenue for Southeast Asia was primarily due to a small project in New Zealand in 2017 versus no active revenue in 2016 in Southeast Asia.

West Africa: There was no active revenue in West Africa for the three months ended September 30, 2017 and 2016. Revenues in West Africa for the nine months ended September 30, 2017 increased by $35,172 compared to the nine months ended September 30, 2016. The increase in 2017 revenue for West Africa was primarily due to a large ocean bottom project in Nigeria which commenced in late December 2016 and was completed during the first quarter of 2017.

Gross Profit.  Gross profit increased slightly to $1,471, or 6.6% of revenues for the three months ended September 30, 2017 from $1,376, or 4.2% of revenues, for the three months ended September 30, 2016. Gross profit decreased to $25,598, or 20.9% of revenues, for the nine months ended September 30, 2017 from $44,176, or 24.5% of revenues, for the nine months ended September 30, 2016. The increase in gross profit as a percentage of revenue for the three months ended September 30, 2017 compared to the same period in 2016 was due to increased efficiency in project execution in South America and decreased depreciation expense due to the sale of ocean bottom nodal equipment in the fourth quarter of 2016. The deterioration in gross profit as a percentage of revenue for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily related to increased pricing pressure due to a continued depressed oil and gas market which has resulted in tightening margins. This was partially offset by a decrease in depreciation expense due to the sale of ocean bottom nodal equipment in the fourth quarter of 2016 and an increase in revenue in West Africa. Although our costs primarily vary with revenue, the substantial decrease in revenue we have seen has caused significant decreases in our gross profit and gross profit margins.

Adjusted Gross Profit. Adjusted gross profit decreased to $4,280, or 19.1% of revenues, for the three months ended September 30, 2017 from $5,525, or 16.7% of revenues, for the three months ended September 30, 2016. Adjusted gross profit decreased to $34,605, or 28.3% of revenues, for the nine months ended September 30, 2017 from $56,696, or 31.5% of revenues, for the nine months ended September 30, 2016. The increase in adjusted gross profit as a percentage of revenue for the three months ended September 30, 2017 was primarily due to increase efficiency in project execution in South America versus the same period in 2016. The decrease in adjusted gross profit as a percentage of revenues for the nine months ended September 30, 2017 is primarily due to decreased revenue and increased pricing pressure due to the downturn in the oil and gas market.

Selling, General and Administrative Expenses ("SG&A"). For the three months ended September 30, 2017, SG&A expenses decreased by $915 to $6,005 or 26.8% of revenue compared to $6,920 or 21.0% of revenue for the three months ended September 30, 2016. For the nine months ended September 30, 2017, SG&A expenses decreased by $1,999 to $18,880 or 15.4% of revenue, compared to $20,879, or 11.6% of revenue, for the nine months ended September 30, 2016. SG&A expense decreased due to the decrease in revenue, severance costs and payroll related liabilities partially offset by an increase in share-based compensation expense related to the 2016 Amended and Restated Plan. The increase in SG&A as a percentage of revenue is due to the substantial decrease in revenue and an increase in share-based compensation expense. Severance costs from headcount reductions incurred in our Peru, Colombia, Canada, Alaska and corporate locations were $32 and $146 for the three and nine months ended

September 30, 2017, respectively, compared to $290 and $700 for the three and nine months ended September 30, 2016, respectively.

Other Expense. Other expense decreased by $3,346 for the three months ended September 30, 2017, primarily due to the following factors:

•	Increase in foreign currency gains primarily related to unrealized transactions, in Canada and Brazil;

•	Decrease in costs incurred for the Restructuring of $2,683; partially offset by

•	Increase in foreign currency losses due to losses from physical trades of the Nigerian currency for US dollars totaling $545.

Other expense increased by $6,758 for the nine months ended September 30, 2017, primarily due to the following factors:

•	Increase in interest expense related to the amortization of deferred financing costs for the senior loan facility;

•
Decrease in foreign currency gains primarily related to unrealized transactions, in early 2016, related to the weakening US Dollar compared to Canadian and South American currencies creating large gains;

•	Increase in foreign currency loss due to losses from physical trades of the Nigerian currency for US dollars totaling $1,310; partially offset by

•	Decrease in costs incurred for the Restructuring of $5,017.

Provision for Income Taxes. For the three months ended September 30, 2017, the provision for income taxes was $1,950 representing a (16.4)% effective tax rate compared to the provision for income taxes of $1,146 for the three months ended September 30, 2016 representing a (7.1)% effective tax rate. For the nine months ended September 30, 2017, the provision for income taxes was $4,175 representing a (22.3)% effective tax rate compared to the provision for income taxes of $4,550 for the nine months ended September 30, 2016 representing a 97.8% effective tax rate. The decrease in the 2017 effective tax rate is primarily due to several factors including fluctuations in earnings among the various jurisdictions in which we operate, decreases in permanent tax differences offset by increases in deferred tax valuation allowances related to U.S. losses and net operating loss carryforwards available to be used in future periods.

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

Net Income (Loss) Attributable to the Corporation. For the three months ended September 30, 2017, net loss attributable to the Corporation was $13,770 compared to a net loss of $17,412 for the three months ended September 30, 2016.

The decrease in net loss for the three months ended September 30, 2017 was primarily due to the following factors:

•	Increase in foreign currency gains primarily related to unrealized transactions, in Canada and Brazil;

•	Decrease in costs incurred for the Restructuring of $2,683; and

•	Decrease in SG&A expenses of $915 due to lower revenue; partially offset by

•	Increase in foreign currency losses due to losses from physical trades of the Nigerian currency for US dollars totaling $545.

For the nine months ended September 30, 2017, net loss attributable to the Corporation was $24,830 compared to a net loss of $2,917 for the nine months ended September 30, 2016.

The increase in net loss for the nine months ended September 30, 2017 was primarily due to the following factors:

•	Lower gross profit primarily due to lower revenue;

•	Increase in interest expense primarily due to the increase in amortization of deferred financing costs related to our Senior Loan Facility of $10,405;

•	Decrease in gains on foreign currency transactions due to large gains in 2016 related to the strengthening US dollar during that time period;

•	Increase in foreign currency losses due to trades and foreign currency exposure on our project in Nigeria; and

•	Proportionately higher provision for income taxes; partially offset by

•	Decrease in SG&A expenses primarily due to the lower revenue of $1,999; and

•	Decrease in costs of debt restructuring of $5,017.

Adjusted EBITDA. For the three months ended September 30, 2017, adjusted EBITDA decreased to negative $1,155 from negative $138 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, adjusted EBITDA decreased to $17,774 from $38,264 for the nine months ended September 30, 2016. The decrease was primarily due to decreased revenue resulting in decreased gross profit as discussed above.

Backlog. Our backlog as of September 30, 2017 was $52,499 which we primarily expect to recognize as revenues in 2018. The backlog is primarily in South America and North America.

Liquidity and Capital Resources

Working Capital.   Working capital as of September 30, 2017 was $14,739 compared to $40,807 as of December 31, 2016. The decrease in working capital for the first nine months of 2017 was principally due to the reclassification of the Senior Loan Facility from long term to short term partially offset by the related reclassification of associated deferred loan issuance costs. An additional $6.0 million of accounts receivable was reclassified from short term to long term also contributing to the decrease in working capital. See Note 3 for further information on this receivable. This was partially offset by cash flow generated in operations during the first nine months of 2017.

Our Prior Credit Agreement, which we have historically used for short term operating needs, was scheduled to expire in November 2017. In September 2017, we entered into the Credit Facility which provides for funding for our working capital needs up to $16,000 subject to an approval process for borrowings exceeding $5,000. It has a maturity date of January 2, 2020, provided that the maturity will be September 14, 2018 if there are any outstanding Senior Secured Notes or Second Lien Notes at that time. In addition, on September 8, 2017, we entered into an amendment which extended the maturity date of $29,000 of the principal balance of our Senior Loan Facility to January 2, 2020; provided that the maturity will be January 2, 2019 if there are any outstanding Senior Secured Notes or Second Lien Notes at that time. See additional information on these facilities below.

Cash Flows and Liquidity.   Cash provided by operations for the nine months ended September 30, 2017 was $5,144, compared to cash used by operations of $13,282 for the nine months ended September 30, 2016, an increase in cash provided by operations of $18,426. Cash provided by net loss and net cash adjustments to net income decreased to $6,660 for the nine months ended September 30, 2017 compared to cash provided by net income and net cash adjustments to net income of $18,526 for the nine months ended September 30, 2016, as a result of our net loss in 2017 partially offset by an increase in amortization of deferred financing costs related to our Senior Loan Facility, an increase in payment in kind interest on our Second Lien Notes and a decrease in foreign currency gains and depreciation and amortization. Net changes in operating assets and liabilities resulted in cash used of $1,516 for the nine months ended September 30, 2017 compared to cash used of $31,808 for the nine months ended September 30, 2016. The significant cash used last year was primarily due to the large increase in unpaid accounts receivable described below and in Note 3.

At September 30, 2017, our largest account receivable from one customer was $78.1 million, representing 87% of total consolidated accounts receivable. This customer was relying on monetization of Tax Credits under a State of Alaska Tax Credit program, either from proceeds from the State of Alaska or from third party financing sources, to satisfy the accounts receivable. There remains substantial uncertainty regarding the timing of reimbursement from the State of Alaska and the availability of third party financing to the customer, or to us, in order for us to collect on our accounts receivable.

Due to the customer’s inability to monetize the Tax Credits, our customer has assigned $89.0 million of Tax Credits to us so that we can seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. We have recorded a total reduction of the accounts receivable balance of $3.5 million related to the monetization of Tax Credits during the nine months ended September 30, 2017. Based upon the uncertainty regarding the timing to monetize the Tax Credits, we have classified $44.0 million and $38.0 million as a long term accounts receivable as of September 30, 2017 and December 31, 2016, respectively. We reclassified an additional $6.0 million to long term in the nine months ended September 30, 2017 due to delays in monetization of Tax Credit certificates related to the legislation discussed below.

As of September 30, 2017, the State of Alaska has completed its audit of approximately $46.3 million of Tax Credit applications. This audit resulted in us receiving approximately $40.5 million of Tax Credit certificates from the State of Alaska. The State of Alaska disallowed approximately $5.8 million of what we believe should otherwise be eligible expenditures. Our customer filed an appeal of this decision on October 18, 2016 seeking a reversal of the disallowed amount. We expect additional Tax Credit certificates from the State of Alaska representing approximately $42.7 million to be issued during the remainder of 2017 and the beginning of 2018.

There continues to be significant uncertainty regarding the timely payment by the State of Alaska of its obligations on issued Tax Credit certificates as well as our ability to accurately estimate the timeframe for such payments. We continue to explore options to monetize the Tax Credit certificates, including the option we have utilized to sell the certificates in the secondary market at a discount to purchasers that are able to apply the certificates to reduce their own Alaskan tax liabilities. There is a risk that any monetization of the Tax Credit certificates, however, will reflect a substantial discount and may be insufficient to fully repay the customer’s outstanding accounts receivable. Should this result, we may be required to record an impairment to the amount due from our customer. In addition, we believe the secondary market has been negatively impacted by the uncertainty about future political developments or legislative actions affecting oil and gas exploration activities and overall oil and gas market conditions. This has currently delayed our ability to monetize our Tax Credit certificates. We believe recent legislation actions should positively affect the secondary market, however, we do not control the timing or outcome of the actions in this market. We are relying on the secondary market to monetize the Tax Credit certificates and, if it does not improve, we may be required to record an impairment to the amount due from our customer. We also believe that rising oil prices may increase the market for the Tax Credit certificates, but there can be no assurance that prices will increase sufficient to improve the market or when it might occur.

In addition to monetization of the Tax Credits, we have other possible ways for us to receive payments on our accounts receivable from our customer.   We have possession of the seismic data and will continue to hold it until we have received payment in full of our accounts receivable.   We continue to assist the customer in actively marketing and licensing of the seismic data we collected on behalf of our customer.   Licensing revenues received must be paid to us in satisfaction of our accounts receivable.   In addition, subject to any licenses granted, the customer has the right to sell the data and apply the proceeds to our receivables.  We believe that the receipt of these licensing revenues and sales proceeds may be sufficient to cover the difference between the owed accounts receivable and the cash we are able to generate by monetization of our Tax Credits, but there can be no assurance that it will occur or when any such payments will be received.

Due to the delay in our ability to monetize the Tax Credit certificates, we entered into the Second Amendment to the Senior Loan Facility which extended the maturity date to January 2, 2020; provided that the maturity will be January 2, 2019 if there are any outstanding Senior Secured Notes or Second Lien Notes at that time, among other things.

We also continue to explore a range of possible other transactions to address our cash flow and liquidity issues and our longer term need to realign our capital structure with our current business and the continued downturn in the oil and natural gas industry.

Capital Expenditures.  Cash used in investing activities for the nine months ended September 30, 2017 was $383, compared to $277 for the nine months ended September 30, 2016, an increase in cash used of $106. Our 2017 capital expenditures primarily relate to remaining cash payments for the 2016 purchase of a set of vibrators as well as the purchase of additional camp equipment and vibrators in the first quarter of 2017. The proceeds from sale of assets represents cash received from the sale of ocean bottom nodal equipment in the fourth quarter of 2016. Based on current information, we expect our total capital expenditures for 2017 to be under $5.0 million. This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs. This amount, however, will not allow us to purchase any new technology or make any significant upgrades to existing capital assets.

Financing. Cash used in financing activities for the nine months ended September 30, 2017 was $3,029, compared to cash provided by financing activities of $14,332 for the nine months ended September 30, 2016, an increase in cash used of $17,361. The increase in cash used by financing activities during the nine months ended September 30, 2017 was primarily due to our net repayments of our Prior Credit Agreement in 2017 versus net borrowings under our Prior Credit Agreement and our Senior Loan Facility during 2016.

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

As a part of the Restructuring, on June 24, 2016 we commenced an offer to exchange each $1 of the Senior Secured Notes for (i) $0.50 of newly issued 10% second lien notes due 2019 ("Second Lien Notes") and (ii) 46.41 shares of newly issued common stock

(giving effect to a 135-for-1 reverse stock split that was effected in connection with closing of the Exchange Offer). On the closing date, a total of $138,128 face value of the Senior Secured Notes were exchanged for (i) $76,523 Second Lien Notes, including $7,459 Second Lien Notes representing accrued and unpaid interest and (ii) 6,410,502 shares of common stock. The exchange was accounted for as a modification during the three-month period ending September 30, 2016. The Second Lien Notes were recorded at the net carrying value of the Senior Secured Notes exchanged of $134,522, less the fair value of our common stock issued to participating noteholders of $65,003, plus the accrued and unpaid interest of $7,459 included in the exchange. The fair value of the common stock was determined using the probability-weighted expected return method based on a combination of the income and market approaches and a mergers and acquisition scenario. In connection with the exchange and Restructuring, we recognized debt restructuring costs of $2,891 and $5,225 during the three and nine month periods ended September 30, 2016, respectively.

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

•
Interest on the Second Lien Notes is payable quarterly. We had the option to elect to pay interest on the Second Lien Notes in kind with additional Second Lien Notes for the first twelve months of interest payment dates, provided that, if we made the election, the interest on the Second Lien Notes for such in kind payments accrued at a per annum rate 1% percent higher than the cash interest rate of 10%. We elected to pay interest in kind during the three and nine months ended September 30, 2017 of $379 and $4,848, respectively and during the three and nine months ended September 30, 2016 of $1,473.

•
The Second Lien Notes have a special redemption right at par of up to $35 million of the issuance to be paid out of the proceeds of the Alaska Tax Credit certificates and is conditioned upon payment in full of the Credit Facility and the Senior Loan Facility.

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

The indentures contain covenants which include limitations on our ability to: (i) transfer or sell assets; (ii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iii) incur or guarantee additional indebtedness or, with respect to our restricted subsidiaries, issue preferred stock; (iv) create or incur liens; (v) incur dividend or other payment restrictions affecting its restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of its or its subsidiaries’ assets; (vii) enter into transactions with affiliates; (viii) engage in business other than its current business and reasonably related extensions thereof; and (ix) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Senior Secured Notes and the Second Lien Notes. We were in compliance with the indenture covenants as of September 30, 2017.

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

Credit Facility

On September 22, 2017, SAExploration, Inc. (“Borrower”), SAExploration Holdings, Inc., and other domestic subsidiaries entered into the First Amended and Restated Credit and Security Agreement ("Credit Agreement") with the lenders from time to time party thereto (the "Lenders") and Cantor Fitzgerald Securities, as agent (the "Agent"). The Credit Agreement amends and restates the Credit and Security Agreement dated as of November 6, 2014 (the "Prior Credit Agreement") by and among the Borrower, the Guarantors, and Wells Fargo Bank, National Association as lender (the "Original Lender"). Immediately prior to entering into the Credit Agreement, the Original Lender sold its interest in the Prior Credit Agreement upon entering into the Loan Assignment, Assumption and Indemnity Agreement (the "Assignment Agreement") with the Agent who subsequently assigned those rights and obligations to one of our Supporting Holders (the "Assignee"). Two additional holders elected to join the Amended Credit Facility (together with the Assignee, the "Lenders"), including one holder as further described in Note 14.

The Credit Agreement provides for up to $16,000 in borrowings secured primarily by the Borrower's North American assets, mainly accounts receivable and equipment subject to certain exclusions (the "Credit Facility"). The proceeds of the Credit Facility will primarily be used to fund the Borrower's working capital needs for its operations and for general corporate purposes. As of September 30, 2017, borrowings of $5,000 were outstanding under the Credit Facility. Additional borrowings under the Credit Facility are subject to Lenders’ sole discretion and must be in minimum increments of $1,000.

Borrowings made under the Credit Facility bear interest at a rate of 10.25% per annum for the period from September 22, 2017 through and including March 22, 2018, 10.75% per annum for the period from March 23, 2018 through and including September 22, 2018 and 11.75% per annum for the period from September 23, 2018 and thereafter. The Credit Facility matures on January 2, 2020, provided that the maturity is September 14, 2018 if there are any outstanding Senior Secured Notes or Second Lien Notes at that time, unless terminated earlier.
In addition to the above and among other things, the Credit Agreement:

•	eliminated the ability to redraw borrowings once repaid and placed certain restrictions on the ability to repay borrowings;

•	eliminated the sub-facility for letters of credit;

•	provided for mandatory with any proceeds from Tax Credits that exceeded $15,000, unless waived by the Lenders; and

•	removed certain covenants including those to maintain a minimum EBITDA specified above and to maintain eligible equipment of a certain amount.

The Credit Agreement was accounted for as a modification during the three-month period ended September 30, 2017. In connection with the Credit Agreement, deferred loan issuance costs totaling $782 were recorded in the three and nine months ended September 30, 2017 consisting of $400 of fees, payable to the Lenders, and $382 of legal and investment banking costs.

The Credit Agreement contain covenants including, but not limited to (i) maintain and deliver to the Lenders, as required, certain financial reports, records and other items, (ii) subject to certain exceptions under the Credit Agreement, restrictions on our ability to incur indebtedness, create or incur liens, enter into fundamental changes to corporate structure or to the nature of our business, dispose of assets, permit a change in control, acquire non-permitted investments, enter into affiliate transactions or make distributions. The Credit Agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lenders, which are customary for agreements of this type. We were in compliance with the Credit Agreement covenants as of September 30, 2017.

The Credit Agreement also provides for customary events of default. If an event of default occurs and is continuing, then the Lenders may, among other options as described in the Credit Agreement, declare the obligations of the Borrower to be due and payable immediately or declare the funding obligations of the Lenders terminated immediately, subject to the terms of that certain Amended and Restated Intercreditor Agreement, dated as of June 29, 2016 (the “Intercreditor Agreement”), by and among the Original Lender, Wilmington Savings Fund Society, FSB, Delaware Trust Company and the Additional Noteholder Agent (as defined in the Intercreditor Agreement).

Prior Credit Agreement

Borrowings outstanding under the Prior Credit Agreement were $5,844 as of December 31, 2016. Borrowings made under the Prior Credit Agreement bore interest, payable monthly, at a rate of daily three month LIBOR plus 3% (4.00% at December 31, 2016). The Prior Credit Agreement had a maturity date of November 6, 2017. The Prior Credit Agreement also included a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit were subject to Lender approval and a fee which accrued at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum amount under the Prior

Credit Agreement reduced by outstanding borrowings and letters of credit is payable monthly. As of December 31, 2016, there were no letters of credit outstanding under the sub-facility and the sub-facility was eliminated as a part of the amendment and restatement of the Prior Credit Agreement.

For a complete discussion of the terms and security for the Credit Agreement, see Note 6 of Notes to Consolidated Financial Statements included in our 10-K.

Senior Loan Facility. On June 29, 2016, we, as borrower, and each of our domestic subsidiaries, as guarantors (the “Guarantors”), entered into the Senior Loan Facility with the Supporting Holders of the Senior Secured Notes. In addition to the Supporting Holders, one additional holder of the senior secured notes subsequently elected to participate as a lender in the Senior Loan Facility based on their proportionate ownership of the Senior Secured Notes as discussed in Note 14. The Senior Loan Facility provides funding up to a maximum borrowing amount of $30,000. Under the terms of the Senior Loan Facility, $15,000 became immediately available and the remaining $15,000 because available when we entered into the first amendment to the Senior Loan Facility. As of September 30, 2017 and December 31, 2016, borrowings of $29,995 were outstanding under the Senior Loan Facility.

On September 8, 2017, we entered into a second amendment to the Senior Loan Facility which amended and extended a majority of the Senior Loan Facility (the "Second Amendment") held by consenting lenders representing $29,000 of the total principal outstanding (the "Extended Loans"). The Second Amendment, among other things, for the Extended Loans:

•	extended the maturity date to January 2, 2020; provided that the maturity will be January 2, 2019 if there are any outstanding Senior Secured Notes or Second Lien Notes at that time;

•
increased the interest rate from 10% per year to 10.5% beginning on September 8, 2017 to, but not including, February 8, 2018, 11.5% per year for the succeeding six-month period, and 12.5% per year thereafter until the maturity, payable monthly in cash;

•	provided for a mandatory prepayment with the proceeds from any Tax Credit; and

•	provided for a call premium with respect to certain prepayments.

The remaining $995 of advances under the Senior Loan Facility (the "Residual Loans") remain under the original terms of the Senior Loan Facility where borrowings bear interest at a rate of 10% per year, payable monthly and the maturity date is January 2, 2018, unless terminated earlier. The Residual Loans also require mandatory prepayment from the proceeds of any Tax Credit after the we have received $15,000 in proceeds from the Tax Credits.

The Second Amendment was accounted for as a modification during the three-month period ending September 30, 2017. In connection with the Second Amendment, deferred loan issuance costs totaling $914 were recorded in the three and nine months ended September 30, 2017. The deferred loan issuance costs recorded during these periods consisted of $600 of fees, payable to the lenders of the Extended Loans, and $314 of legal and investment banking costs. In connection with the initial borrowing, deferred loan issuance costs totaling $29,091 and $30,051 were recorded in the three and nine months ended September 30, 2016, respectively, which were recorded as a deferred loan issuance cost on the balance sheet. The deferred loan issuance costs recorded in the nine months ended September 30, 2016 consisted of a $600 facility fee, $1,026 in legal and investment banking costs, and $28,425 for the fair value of 2,803,302 shares of our common stock issued to the lenders on July 27, 2016. The fair value of the common stock was determined using the probability-weighted expected return method based on a combination of the income and market approaches and a mergers and acquisition scenario.

The Senior Loan Facility is secured by substantially all of the collateral securing the obligations under (i) the Credit Agreement, (ii) the Senior Secured Notes and (iii) the Second Lien Notes, including the receivable due us discussed in Note 3. This security interest is junior to the security interest in such collateral securing the obligations under the Credit Facility and senior to the security interests in such collateral securing the obligations under the Second Lien Notes and the Senior Secured Notes.

The Senior Loan Facility contains negative covenants that restrict our and the Guarantors’ ability to incur indebtedness, create or incur liens, enter into fundamental changes to our corporate structure or to the nature of our business, dispose of assets, permit a change in control to occur, make certain prepayments, other payments and distributions, make certain investments, enter into affiliate transactions or make certain distributions, and requires us to maintain and to deliver certain financial reports, projections, records and other items. The Senior Loan Facility also contains customary representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Senior Loan Facility agent and the lenders, and customary events of default. We are in compliance with the Senior Loan Facility covenants as of September 30, 2017.

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

The computation of our Adjusted EBITDA (a non-GAAP measure) from net income, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(13,845)	$(17,397)	$(22,858)	$104
Depreciation and amortization (1)	2,900	4,271	9,300	12,909
Interest expense, net	7,496	7,493	24,415	15,554
Provision for income taxes	1,950	1,146	4,175	4,550
Share-based compensation (2)	384	273	1,649	616
(Gain) loss on disposal of equipment, net (3)	12	212	(71)	(38)
Costs incurred on debt restructuring (4)	208	2,891	208	5,225
Foreign exchange (gain) loss, net (5)	(341)	322	695	(2,116)
Nonrecurring expense (6)(7)	81	651	261	1,460
Adjusted EBITDA	$(1,155)	$(138)	$17,774	$38,264

(1)Depreciation and amortization expense was charged to the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of services	$2,809	$4,149	$9,007	$12,520
Selling, general and administrative expenses	91	122	293	389
Total depreciation and amortization	$2,900	$4,271	$9,300	$12,909

(2)	Share-based compensation primarily relates to the non-cash value of stock options and restricted stock awards granted to our employees and directors.

(3)	(Gain) loss on disposal of property and equipment, net is primarily the impact of sale of equipment.

(4)	Costs were incurred during 2016 and 2017 debt restructurings.

(5)	Foreign exchange (gain) loss, net includes the effect of both realized and unrealized foreign exchange transactions.

(6)	Nonrecurring expenses in 2017 primarily consist of severance payments incurred in our Peru and Alaska locations and various non-operating expenses incurred at our corporate location.

(7)
Nonrecurring expenses in 2016 primarily consist of severance payments incurred in our Peru, Colombia, Canada and Alaska locations, payments related to tax services provided in connection with our Restructuring and various non-operating expenses incurred at the corporate and Peru locations.

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
The computation of our Adjusted Gross Profit (a non-GAAP measure) from gross profit (loss), the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% of Revenue	2016	% of Revenue	2017	% of Revenue	2016	% of Revenue
Gross profit as presented	$1,471	6.6%	$1,376	4.2%	$25,598	20.9%	$44,176	24.5%
Depreciation and amortization expense included in cost of services(1)	2,809	12.5%	4,149	12.5%	9,007	7.4%	12,520	7.0%
Gross profit excluding depreciation and amortization expense included in cost of services	$4,280	19.1%	$5,525	16.7%	$34,605	28.3%	$56,696	31.5%

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

Critical Accounting Policies

For a discussion of critical accounting policies see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 10-K. There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position, except as discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements under the captions "Recently Issued Accounting Pronouncements - "-Restricted Cash" and "-Going Concern".

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

•
the availability of liquidity and capital resources, including our long term need to refinance or replace our Credit Facility and our Senior Term Facility and to realign our capital structure, and our inability to make capital expenditures due to our current liquidity and cash flow situation and the potential impact all these matters have on our business and competitiveness;

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
There have been no material changes in the significant risk factors that may affect our business, financial position, results of operations or liquidity as described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 or as updated in our Form 10-Q for the quarter ending June 30, 2017, except for updates to the risk below.

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

At September 30, 2017, our largest account receivable from one customer was $78.1 million, representing 87% of total consolidated accounts receivable. This customer was relying on monetization of Tax Credits, either from proceeds from the State of Alaska or from third party financing sources, to satisfy the accounts receivable. There remains substantial uncertainty regarding the timing of reimbursement from the State of Alaska and the availability of third party financing to the customer, or us, in order for us to collect our accounts receivable.

Due to the customer’s inability to monetize the Tax Credits, our customer has assigned $89.0 million of Tax Credits to us so that we can seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. We have recorded a total reduction of the accounts receivable balance of $3.5 million related to the monetization of Tax Credits during the nine months ended September 30, 2017. Based upon the uncertainty regarding the timing to monetize the Tax Credits, we have classified $44.0 million and $38.0 million as a long term accounts receivable as of September 30, 2017 and December 31, 2016, respectively. We reclassified an additional $6.0 million to long term in the nine months ended September 30, 2017 due to delays in monetization of Tax Credit certificates related to the legislation discussed below.

As of September 30, 2017, the State of Alaska has completed its audit of approximately $46.3 million of Tax Credit applications. This audit resulted in us receiving approximately $40.5 million of Tax Credit certificates from the State of Alaska. The State of Alaska disallowed approximately $5.8 million of what we believe should otherwise be eligible expenditures. Our customer filed an appeal of this decision on October 18, 2016 seeking a reversal of the disallowed amount. We expect additional Tax Credit certificates from the State of Alaska representing approximately $42.7 million to be issued during the remainder of 2017 and the beginning of 2018.

There continues to be significant uncertainty regarding the timely payment by the State of Alaska of its obligations on issued Tax Credit certificates as well as our ability to accurately estimate the timeframe for such payments. We continue to explore options to monetize the Tax Credit certificates, including the option we have utilized to sell the certificates in the secondary market at a discount to purchasers that are able to apply the certificates to reduce their own Alaskan tax liabilities. There is a risk that any monetization of the Tax Credit certificates, however, will reflect a substantial discount and may be insufficient to fully repay the customer’s outstanding accounts receivable. Should this result, we may be required to record an impairment to the amount due from our customer. In addition, we believe the secondary market has been negatively impacted by the uncertainty about future political developments or legislative actions affecting oil and gas exploration activities and overall oil and gas market conditions. This has currently delayed our ability to monetize our Tax Credit certificates. We believe recent legislation actions should positively affect the secondary market, however, we do not control the timing or outcome of the actions in this market. We are relying on the secondary market to monetize the Tax Credit certificates and if it does not improve we may be required to record an impairment to the amount due from our customer. We also believe that rising oil prices would increase the market for our Tax Credit certificates, but there can be no assurance that prices will increase sufficient to improve the market or when it might occur.

In addition to monetization of the Tax Credits, we have other possible ways for us to receive payments on our accounts receivable from our customer.   We have possession of the seismic data and will continue to hold it until we have received payment in full of our accounts receivable.   We continue to assist the customer in actively marketing and licensing of the seismic data we collected on behalf of our customer.   Licensing revenues received must be paid to us in satisfaction of our accounts receivable.   In addition, subject to any licenses granted, the customer has the right to sell the data and apply the proceeds to our receivables.  We believe that the receipt of these licensing revenues and sales proceeds may be sufficient to cover the difference between the owed accounts receivable and the cash we are able to generate by monetization of our Tax Credits, but there can be no assurance that it will occur or when any such payments will be received.

Due to the delay in our ability to monetize the Tax Credit certificates, we entered into the Second Amendment to the Senior Loan Facility which extended the maturity date to January 2, 2020; provided that the maturity will be January 2, 2019 if there are any outstanding Senior Secured Notes or Second Lien Notes at that time, among other things. See Note 7 for additional information on the Second Amendment.

Item 6. Exhibits
Exhibits

See the Exhibit Index attached hereto and incorporated herein by reference for a list of the exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAExploration Holdings, Inc.

By:	/s/ Brent Whiteley
Brent Whiteley
Chief Financial Officer, General
Counsel and Secretary (Duly
Authorized Officer and Principal
Financial Officer)

Date: November 8, 2017

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date

2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the Corporation., Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Corporation, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	May 28, 2013

2.3	Restructuring Support Agreement dated as of June 13, 2016, among the Corporation, the members of management identified therein and the supporting holders identified therein.	By Reference	8-K	June 13, 2016

3.1	Third Amended and Restated Certificate of Incorporation.	By Reference	8-K/A	September 9, 2016

3.2	Second Amended and Restated Bylaws.	By Reference	8-K	August 1, 2016

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Indenture, dated July 2, 2014, by and among the Corporation, the guarantors named therein and U.S. Bank National Association, as trustee and noteholder collateral agent.	By Reference	8-K	July 9, 2014

4.3	Form of 10.000% Senior Secured Notes due 2019.	By Reference	10-Q	August 7, 2015

4.4	Notation of Guarantee executed June 19, 2015, among the Corporation, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC.	By Reference	10-Q	August 7, 2015

4.5	First Supplemental Indenture, dated as of June 29, 2016, among the Corporation, the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent.	By Reference	8-K	July 1, 2016

4.6	Indenture, dated July 27, 2016, by and among the Corporation, the guarantors named therein and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent.	By Reference	8-K	August 1, 2016

4.7	Form of 10.000% Senior Secured Second Lien Notes due 2019.	By Reference	8-K	August 1, 2016

Exhibit No.	Description	Included	Form	Filing Date
4.8	Notation of Guarantee executed July 27, 2016, among SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC.	By Reference	8-K	August 1, 2016

4.9	Warrant Agreement, dated as of July 27, 2016 between the Corporation and Continental Stock Transfer & Trust Company, as Warrant Agent.	By Reference	8-K	August 1, 2016

4.10	Form of Series A Warrant (included in Exhibit 4.9).	By Reference	8-K	August 1, 2016

4.11	Form of Series B Warrant (included in Exhibit 4.9).	By Reference	8-K	August 1, 2016

4.12	Registration Rights Agreement dated June 24, 2013, by and between the Corporation and CLCH, LLC.	By Reference	8-K	June 28, 2013

4.13	Registration Rights Agreement dated July 27, 2016, between the Corporation and the holders named therein.	By Reference	8-K	August 1, 2016

4.14	First Amendment dated as of August 25, 2016 to Registration Rights Agreement dated July 27, 2016, between the Corporation and the holders named therein.	By Reference	8-K	August 25, 2016

10.1	Form of Amended and Restated 2016 Long-Term Incentive Plan, adopted by the Board of Directors on May 4, 2017.	By Reference (*)	8-K	May 10, 2017

10.2	Form of First Amendment to Executive Employment Agreement, dated August 3, 2016.	By Reference (*)	10-Q	August 21, 2017

10.3	Form of Second Amendment to Executive Employment Agreement, dated March 31, 2017.	By Reference (*)	10-Q	August 21, 2017

10.4
Amendment No. 2 to Term Loan and Security Agreement, dated as of September 8, 2017, among the Corporation, as Borrower, the Guarantors party thereto, Delaware Trust Company, as Administrative Agent and Collateral Agent, and the Lenders party thereto.
		By Reference	8-K	September 14, 2017

10.5
First Amended and Restated Credit and Security Agreement, dated as of September 22, 2017, among SAExploration, Inc., as Borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto and Cantor Fitzgerald Securities, as Agent.

		By Reference	8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

Exhibit No.	Description	Included	Form	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2017, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.
Herewith
_____________________________________________
(*) Denotes compensation arrangement.