Form 10-K
period 2017-12-31
SAExploration Holdings, Inc.
filed 2018-03-16
CIK 1514732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-35471
SAExploration Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-4867100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1160 Dairy Ashford Rd., Suite 160, Houston, Texas	77079
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (281) 258-4400
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 Par Value	The NASDAQ Capital Market
(Title of each class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or a emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter was $13,526,290, calculated by reference to the closing price of $3.23 for the registrant’s common stock on The Nasdaq Global Market on that date.
Number of shares of Common Stock, $0.0001 par value, outstanding as of March 9, 2018: 14,907,116
 DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 2018 Annual Meeting of Stockholders -- Referenced in Part III of this Report

i

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
Factors that could cause actual results to vary materially from our expectations include the following:

•	the ability to effectively manage our operations during the significant cash flow and liquidity difficulties we are experiencing;

•	the negative consequences of our restructurings, including the significant dilution of our existing stockholders;

•
negative events or publicity associated with our restructuring and recapitalization transactions could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition;

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

PART I

ITEM 1. Business.

Overview

SAExploration Holdings, Inc. and its Subsidiaries (collectively, the “Corporation”, "we", "us", or "our") is an internationally-focused oilfield services company offering a full range of vertically-integrated seismic data acquisition and logistical support services in Alaska, Canada, South America, West Africa and Southeast Asia to our customers in the oil and natural gas industry. In addition to the acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data on land, in transition zones between land and water, and offshore in depths reaching 3,000 meters, we offer a full-suite of logistical support and in-field data processing services. We operate crews around the world that are supported by over 27,500 owned land and marine channels of seismic data acquisition equipment and other leased equipment as needed to complete particular projects. Seismic data is used by our customers, including major integrated oil companies, national oil companies and independent oil and gas exploration and production companies, to identify and analyze drilling prospects and maximize successful drilling. The results of the seismic surveys we conduct belong to our customers and are proprietary in nature; we do not acquire data for our own account or for future sale or maintain multi-client data libraries.

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
Our operations in our various geographic locations are conducted through our subsidiary SAExploration, Inc. and its wholly-owned subsidiaries and branch offices in the United States (primarily Alaska), Canada, Peru, Colombia, Bolivia, and Malaysia.

Recent Developments
On December 19, 2017, we entered into a restructuring support agreement (the “2017 Restructuring Support Agreement”) with holders (the “2017 Supporting Holders”) that beneficially owned in excess of 85% in principal amount of our 10.000% Senior Secured Second Lien Notes due 2019 (the “Second Lien Notes”), pursuant to which the 2017 Supporting Holders agreed to enter into and implement a deleveraging restructuring transaction (the “2017 Restructuring”), subject to the terms and conditions of the 2017 Restructuring Support Agreement with us. The closing of the 2017 Restructuring occurred on January 29, 2018 and has significantly restructured our debt and changed our capital structure. The 2017 Restructuring, as well as our 2016 Restructuring (collectively the "Restructurings") are discussed further in Note 2 to our Consolidated Financial Statements.

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
Program Design, Planning and Permitting. A seismic survey is initiated at the time the customer requests a proposal to acquire seismic data on its behalf. We employ an experienced design team, including geophysicists with extensive experience in 2D, 3D, time-lapse 4D, and multi-component survey design, to recommend acquisition parameters and technologies to best meet the customer’s exploration objectives. Our design team analyzes the request and works with the customer to put an operational, personnel and capital resource plan in place to execute the project.
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
On a typical land seismic survey, the seismic recording crew is supported by a permitting and surveying crew along with a vibroseis and/or drilling crew. The permitting crew secures permission from the landowner and mineral owner or lessee to gain access to the surface and subsurface rights to conduct the seismic program. The surveying crew lays out the receiver locations to be recorded and, in a survey using an explosive source, identifies the sites where the drilling crew creates the holes for the explosive charges that produce an acoustical impulse. In other surveys, a mechanical vibrating unit, such as a vibrator truck, is used as the seismic energy source. The seismic crew lays out the geophones and recording instruments, directs shooting operations and records the acoustical signal reflected from subsurface strata. The number of individuals on each crew is dependent upon the size and nature of the seismic survey.
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
We expanded into North America in 2011 through our acquisitions of Datum Exploration Ltd. in Canada and Northern Exploration Services in Alaska. With each of those acquisitions, we brought on board personnel with extensive operations experience in each location. Our operations in the North American market are consistent with our strategy to help increase our equipment utilization rates, while concurrently increasing margins, by balancing growth in North and South America, which have complementary operating seasons. While this model continues to be a viable operating model, the industry downturn has created significant pressure on competitive cost structures and pricing, particularly during the early 2017 winter season. However, we are beginning to see characteristics that would suggest this trend may be shifting towards an increase in overall regional activity assuming there is a longer period of consistency in the commodity price environment.
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
We have maintained operations in South America since 2006 while further growing our presence in Bolivia, Brazil, Colombia, and Peru. However, the global oil and natural gas industry downturn significantly impacted exploration activity in South America particularly during 2017 and 2016. While some improvements in the level of customer interest can be seen by an increase in inquiries and subsequent tenders, no assurance can be given that this will result in increased activity or that future decreases in activity will not occur again.
Southeast Asia
Exploration activities in Southeast Asia have declined recently with lower commodity prices but there is a steady demand for energy in the region. In 2010, we entered the Southeast Asian market by commencing operations in Papua New Guinea for one of our major long-time customers. We have expanded our operations in Southeast Asia into New Zealand and deep-water marine work in Malaysia. We expect Southeast Asia to continue to be a predominantly marine-based market in the current commodity price environment. This trend is expected to continue as long as customers remain hesitant to commit capital to large onshore projects that are more exploration driven.
West Africa
In late 2016, we entered the West Africa market to perform a deep-water ocean bottom marine project for a major customer. Historically, West Africa has presented numerous offshore marine opportunities. More recently, offshore marine seismic activity has been increasing in certain West African countries. These projects are more focused on production-enhancement initiatives than new exploration. Despite the current macro-economic instability related to the oil and natural gas industry downturn, we expect overall offshore marine seismic activity to continue to improve in the near to medium-term future.
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
Cash flow generation supported by backlog and competitive bids. As of December 31, 2017, we had approximately $50 million of backlog under contract, in addition to approximately $478 million of bids outstanding. We believe our backlog results in comparatively better visibility to future cash flows relative to our peers. Such visibility is also evidenced by our number of bids outstanding. Our key operations outside of North America are generally in countries with strict concession leasing requirements, resulting in clients planning seismic shoots well in advance of the capital being spent. Additionally, the short duration of operating seasons, especially in Alaska, leads to more advanced planning which in turn results in a more accurate cash flow forecast. Non-North American seismic shoots are also less susceptible to cancellation due to the long-term nature of very expensive development programs compared to more volatile, commodity-price driven shorter-term projects typical of North America.

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

Customers

Our customers include national and international oil companies and independent oil and gas exploration and production companies. Our revenues are derived from a concentrated customer base; however, we are not substantially dependent on any one customer. Based on the nature of our contracts and customer projects, our significant customers can and typically do change from year to year and the largest customers in any one year may not be indicative of the largest customers in the future. During the year ended December 31, 2017, we had three customers, Conoco Phillips Alaska, Inc., Chevron and Hocol Petroleum Limited, that individually exceeded 10% of our consolidated revenue and represented 75% of consolidated revenue for the year. During the year ended December 31, 2016, we had three customers, Alaskan Seismic Ventures, BG Bolivia Corporation and Hocol Petroleum Limited, that individually exceeded 10% of our consolidated revenue and represented 74% of our consolidated revenue for the year.

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
Equipment Purchases and Capital Expenditures

During 2017, we made minimal capital expenditures of approximately $2.7 million, primarily related to the purchase of a set of vibrators and additional camp equipment. During 2016, we made capital expenditures of approximately $3.4 million for the purchase of vibrators for our North American operations. Under our current business model, capital expenditures will be kept at minimum levels, other than very low maintenance expenditures, until we see improvement in the overall oil and natural gas market.

Historically, in line with our focus on wireless land data acquisition, we purchased a cable-less seismic data acquisition system which allows up to three crews to operate under the system at the same time. Following customer needs for higher density land programs using a single point receiver application and to answer the demand for conventional and unconventional oil and gas exploration, we purchased high sensitivity geophones and two types of vibrators, further strengthening our position as a full solution provider for land data acquisition methods and technologies. Additional equipment investments were made for ongoing operations in Alaska in order to increase efficiency. We also invested in cable equipment in order to provide customers in Latin America with cable systems as wireless technology is slower to take hold in that market.
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
Employees and Subcontractors

As of February 28, 2018, we had 1,237 employees, 88 of whom were located in the United States. From time to time and on an as-needed basis, we supplement our regular workforce with individuals that we hire temporarily or as independent contractors in order to meet certain business needs. Our U.S. employees are not represented by any collective bargaining agreement, and we believe that our employee relations are good.
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
Since the third quarter of 2014, oil prices have declined significantly due in large part to increasing supplies, weakening demand growth, some oil and gas producing countries' position to not cut production and the lifting of sanctions against Iran. While the price of crude oil has recovered from its low, it still has not reached pre-2014 prices.

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

Our revenue is determined, in part, by the prices we receive for our services, the productivity of our crews and the accuracy of our cost estimates. The productivity of our crews is partly a function of external factors, such as weather and third-party delays, over which we have no control. In addition, cost estimates for our projects may be inadequate due to unknown factors associated with the work to be performed and market conditions, resulting in cost over-runs. If our crews encounter operational difficulties or delays, or if we have not correctly priced our services, our results of operation may vary and, in some cases, may be adversely affected.

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

Our working capital needs are difficult to predict with certainty. Our available cash varies in material respects as a result of, among other things, the timing of our projects, our customers’ budgetary cycles and our receipt of payment. In particular, delays in receiving payments on our accounts receivable relating to our Alaskan tax credits discussed below may cause liquidity issues for us in the future. Our working capital requirements may continue to increase, due to contraction in our business or expansion of infrastructure that may be required to keep pace with technological advances. Over time, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. In addition, some of our larger projects require significant upfront costs. We therefore may be subject to significant and rapid increases in our working capital needs that could require us to seek additional financing sources. While we currently have a senior loan facility and a credit facility, and we have reduced our outstanding indebtedness as a result of the Restructurings, we are at our borrowing limits under the senior loan facility and have to obtain lender approval to borrow additional funds under our credit facility. Our current cash flow and liquidity difficulties may impair our ability to obtain other sources of financing, and access to additional sources of financing may not be available on terms acceptable to us, or at all.

Developments in the State of Alaska and their consequences for the market for exploration tax credits and the impacts of those developments on our cash flow have intensified the negative impact on our current liquidity and cash flow.

At December 31, 2017, our largest accounts receivable from one customer was $78.1 million, representing 93% of total consolidated accounts receivable. This customer was relying on monetization of Alaskan exploration tax credits ("Tax Credits"), which monetization was historically accomplished by receipt of predictable payments from the State of Alaska or from third party financing sources. Due to changed economic and political circumstances in the State of Alaska, however, substantial uncertainty regarding the timing of payments from the State of Alaska has developed, which has affected the availability of funding from other sources, which in turn has affected the timing of our receiving payments on this account receivable. As a result, as of December 31, 2017, we classified the entire receivable from the customer as a long-term accounts receivable totaling $78.1 million, including an additional $42.1 million reclassification to long-term accounts receivable during the quarter ended December 31, 2017.

Due to our customer’s inability to monetize the Tax Credits, our customer assigned $89.0 million of Tax Credits to us as security so that we could seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward our customer’s overdue account receivable. As of December 31, 2017, the State of Alaska has completed its audits of approximately $59.1 million of Tax Credit applications. These audits resulted in our receiving approximately $56.2 million of Tax Credit certificates from the State of Alaska in 2016 and 2017. Subsequent to December 31, 2017, the State of Alaska completed its audit of $8.6 million of Tax Credit applications. This audit and the successful appeal of certain previously disallowed expenses resulted in our receiving an additional $8.3 million and $2.9 million of Tax Credit certificates, for a total of $64.5 million of Tax Credit certificates. In 2018 we expect that the State of Alaska will complete its audit on the last Tax Credit application for approximately $21.3 million.

We recorded a reduction of the accounts receivable balance of $3.5 million and $10.9 million related to the monetization of Tax Credit certificates during the years ended December 31, 2017 and 2016, respectively, from the sale of some of our Tax Credit certificates at a slight discount to an Alaskan producer of oil and gas that used the certificates to satisfy production taxes it owed to the State of Alaska.

We have identified a number of paths to payment of our account receivable. These paths include receiving payment on the account receivable by the following means: (i) receiving cash in payment in full of the Tax Credit certificates from the State of Alaska, (ii) receiving proceeds from the possible issuance by the State of Alaska of bonds to pay its Tax Credit liabilities at a discount, (iii) selling Tax Credit certificates into the secondary market to producers at a discount, (iv) receiving cash from a third party to purchase Tax Credit certificates at what is likely to be a more substantial discount, (v) receiving license fees from additional licenses of the seismic data produced for the customer and (vi) selling some or all the seismic data produced for the customer. There can be no assurance that we will receive payment in full of our accounts receivable from these paths, but we continue to diligently pursue them.

Historically, the State of Alaska annually appropriated the amounts needed to pay all Tax Credit certificates for the prior fiscal year. Falling oil and gas prices have substantially reduced Alaska’s revenue from production taxes resulting in significant Alaskan budget deficits. While the Alaskan legislature has appropriated funds for the last two fiscal years to pay outstanding Tax Credit certificates, the Alaskan Governor has vetoed the line item in each year, and limited the appropriation in the last fiscal year to the statutorily established minimum amount of appropriations. In February 2018 we were advised by the State of Alaska that, so long as the payment is limited to the statutorily established minimum amount, we should not expect to receive any payments until fiscal year 2021 and possibly should not expect to be fully paid until fiscal year 2024. In addition, the Alaskan Department of Revenue has acted to limit the secondary market for Tax Credit certificates by not only slowing down the timing for auditing Tax Credit applications and for making payments, but also by issuing advisory opinions in the third quarter of 2016 and the first quarter of 2017 that, contrary to earlier advice, effectively cut-off the secondary market for Tax Credit certificates. These advisory rulings cut -off using transferred Tax Credit certificates for prior years’ tax obligations and not allowing them to be used to pay taxes owed below the four percent minimum production tax rate. While in mid-2017, the Alaska legislature subsequently reversed the prohibition on using transferred Tax Credit certificates for prior years' obligations, to date transferred Tax Credit certificates cannot be used to go below the four percent floor, and the secondary market remains inactive.

One recent development may accelerate payment of the account receivable. The Governor of Alaska has introduced legislation to allow Alaska to issue bonds to pay-off at a discount its approximately $1.2 billion liability for Tax Credits. There can be no assurance, however, that this alternative will provide a viable means to monetize our Tax Credit certificates.

We continue to explore all the options described above to monetize the Tax Credit certificates. We continue to believe that selling the certificates at a discount to producers that are able to apply the certificates to reduce their own Alaskan tax liabilities should yet again become a viable monetization option. We have a contract with a producer that provides that the producer will purchase our Tax Credit certificates to the extent that it can use them to satisfy its tax liabilities. In December 2017 the active Alaskan producers agreed to a $786 million settlement regarding tariffs relating to the Trans Alaskan pipeline with FERC, which was approved by FERC in March 2018 that will result in significantly increased production taxes being owed by the producers to the State of Alaska. Those taxes could be satisfied by purchase of Tax Credit certificates at a discount to the face value of the Tax Credit certificate. Alternatively we could sell our Tax Credit certificates to other third parties, at a discount. We also believe that rising oil prices may increase the market for the Tax Credit certificates, but there can be no assurance that prices will increase sufficient to improve the market or when it might occur.

We have other possible ways to receive payments on its account receivable that do not involve monetization of the Tax Credits. We continue to assist the customer in actively marketing and licensing of the seismic data we collected on behalf of our customer. Licensing revenues received must be paid to us in satisfaction of our account receivable.   In addition, subject to any licenses granted, our customer has the right to sell the data and apply the proceeds to our receivable.  We believe that the receipt of these licensing revenues and sales proceeds may be sufficient to cover the difference between the outstanding account receivable and the cash we are able to generate by monetization of the Tax Credits, but there can be no assurance that it will occur or when any such payments will be received.

A risk exists that any monetization of the Tax Credit certificates will require a selling at a discount, and that the discount may be substantial, resulting in proceeds insufficient to fully repay the customer’s outstanding account receivable. Should this result, and we do not receive additional payments from our customer from either licensing or selling the seismic data, we may be required to record an impairment to the amount due from our customer, which may materially and adversely affect us.

As part of the 2016 Restructuring, we entered into a senior loan facility, which added up to $30.0 million in additional liquidity. The senior loan facility is secured by a junior first lien on our accounts receivable, which includes the Tax Credits and certificates evidencing the Tax Credits. Those Tax Credits and certificates are also pledged on a senior first lien basis to the lender under our credit facility. All proceeds from monetizing the Tax Credits or Tax Credit certificates are paid into an account at the lender under the credit facility and automatically reduce the amount we have borrowed under that line of credit. The senior loan facility requires that once we have received $15 million in proceeds from the Tax Credits or Tax Credit certificates, unless waived by the lenders (or individual lenders) under the senior loan facility, mandatory repayments of the amount received for the Tax Credits or Tax Credit certificates must be made. As a result, once we have received $15 million in proceeds from the Tax Credits or Tax Credit certificates, and until the outstanding balance on the senior loan facility is paid in full, the amount owed to the lender under the senior loan facility must come from cash or from a borrowing of the amount under our credit facility. Currently, however, we have borrowed the full amount that is committed under the credit facility.

Until we are able to finally resolve the issue described above, we may continue to experience liquidity and cash flow issues. The Restructurings, provided significant levels of short term liquidity, which should mitigated the acuteness of this issue, but there can be no assurance that they will solve the issue of our need to monetize our Tax Credit certificates.

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

Our capital requirements, which are primarily the cost of equipment, historically have been significant. We attempt to minimize our capital expenditures by restricting our purchase of equipment to equipment that we believe will remain highly utilized, and we strategically rent equipment utilizing the most current technology to cover peak periods in equipment demands. We may not be able to finance all of our capital requirements, however, when and if needed, to acquire new equipment. If we are unable to do so, there may be a material negative impact on our operations and financial condition. Under our current business model, however, capital expenditures will be kept at minimum levels, other than for maintenance expenditures, until we see improvement in the market for seismic services. While we own or can rent the equipment needed for our current levels of business, long-term limiting our capital expenditures may result in an increased competitive disadvantage.

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

Our operations outside of North America accounted for a substantial portion of our consolidated revenue. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, and especially those operating in emerging markets. As we continue to increase our presence in those countries, our operations will continue to encounter the following risks, among others:

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

Hydraulic fracturing is an important and commonly used process in the completion of oil and natural gas wells. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate oil and natural gas production. Due to public concerns raised regarding potential impacts of hydraulic fracturing, legislative and regulatory efforts at the federal level and in some states, have been initiated to require or make more stringent the permitting, reporting and compliance requirements for hydraulic fracturing operations. These legislative and regulatory initiatives imposing additional reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult or costly to complete oil and natural gas wells. Shale gas and shale oil cannot be economically produced without extensive fracturing. In the event such initiatives are successful, demand for our seismic acquisition services may be adversely affected.

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

While the Restructurings have caused our total debt outstanding to significantly decrease, our high level of indebtedness could still have significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

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

Even with our existing debt levels, we and our subsidiaries may be able to incur additional debt in the future, including debt under our credit facility. Although the terms of our debt agreements limit our ability to incur additional debt, they do not prevent us from incurring amounts of additional debt. If new debt is added to our current debt levels, however, the risks associated with our leverage may intensify.

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

Risks Relating to Our Securities and the Restructurings
There are limited trading markets for our securities and the market prices of our securities are subject to volatility.
The market price of our common stock, like that of the securities of other energy companies, has been and may continue to be highly volatile. In addition, the volatility and market price of our common stock has been negatively impacted by the significant cash flow and liquidity difficulties that we are currently experiencing. Factors such as announcements concerning changes in prices of oil and natural gas, exploration and development activities, the availability of capital, our cash flow and liquidity situation and negotiations regarding potential restructuring transactions, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock. Because our preferred shares and warrants are convertible into shares of our common stock, volatility or depressed prices for our common stock is likely to have a similar effect on the trading price of the preferred shares and warrants, which may make them difficult to resell.
From time to time, there has been limited trading volume in our common stock. In addition, there can be no assurance that there will continue to be an active trading market for our common stock or that any securities research analysts will provide research coverage on our common stock. It is possible that such factors will adversely affect the market for our common stock. After completion of the 2017 Restructuring, we expect there will likely be even less trading in, and greater trading volatility with respect to, our common stock. There is currently no market for, and we do not intend to list, the preferred shares or the warrants issued in the 2017 Restructuring on any securities exchange or any automated dealer quotation system. Accordingly, there may not be development of, or liquidity in, any market for the preferred shares or warrants. If a market were to develop, these securities could trade at prices that may be higher or lower than their initial price depending upon many factors, including the price of our common stock, prevailing interest rates, our operating results and markets for similar securities
Our preferred shares rank junior to all of our indebtedness and other liabilities, have no public market, are subject to restrictions on transfer and have limited voting rights.
In the event of our bankruptcy, liquidation, reorganization or other winding-up, our assets will be available to pay obligations on the preferred shares only after all of our indebtedness and other liabilities have been paid. Consequently, if we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets remaining to pay amounts due on the preferred shares then outstanding.
Neither the preferred shares nor the shares of our common stock issuable upon conversion of the preferred shares have been registered under the Securities Act and we do not intend to file a registration statement for the resale of the preferred shares. The restrictions on transfer applicable to the preferred shares may affect the ability to resell such securities or reduce the price that may be received in doing so.
The preferred shares do not have voting rights, except under limited circumstances such as under Delaware law or if the action involves the authorization or issuance of any class or series of senior stock or parity stock and for amendments to our certificate of incorporation by merger or otherwise that would affect adversely the rights of holders of the preferred shares including dividends thereon, the liquidation preference, redemption and conversion rights, ranking and certain other protections, including an anti-layering provision and certain consent rights with respect to the granting of liens on the Alaska Tax Credits (other than the liens granted to secure obligations under our credit facilities).
The Restructurings significantly altered our capital structure but may not solve our liquidity problems.
As a result of our Restructurings, our capital structure has been substantially improved but there can be no assurance that we will not have any additional capital structure or liquidity issues. Moreover, our continued implementation of restructuring and cost saving initiatives may have a material adverse effect on our business, financial condition, results of operations and cash flows.
We do not expect to pay dividends on our common stock in the near future and, while the preferred stock pays dividends, we are not obligated to pay them unless our board declares them.
We do not anticipate that cash dividends or other distributions will be paid on our common stock in the foreseeable future. In addition, restrictive covenants in certain debt agreements to which we are, or may be, a party, may limit our ability to pay dividends or for us to receive dividends from our operating companies, any of which may negatively impact the trading price of our common stock.

We are not obligated to pay dividends on our Series B Preferred Stock and no payment or adjustment will be made upon conversion for accumulated dividends. Dividends on the Series B Preferred Stock are only payable when, as and if declared by our board, but our board is not legally obligated to do so. Further, our current indebtedness and any indentures and other financing agreements that we enter into in the future may limit our ability to pay dividends on our capital stock, including the preferred stock, in which case we will be unable to pay dividends on the preferred stock unless we can refinance amounts outstanding under those agreements. For example, our credit facility and senior loan facility contain certain restrictions on our ability to make cash dividend payments.
Under Delaware law, dividends on capital stock may only be paid from “surplus” or, if there is no “surplus,” from a company’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to pay cash dividends on the preferred stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets over our capital. Further, even if adequate surplus is available to pay dividends on the preferred stock, we may not have sufficient cash to pay such dividends.
Certain provisions of our certificate of incorporation and our bylaws may make it difficult for stockholders to change the composition of our board and may discourage, delay or prevent a merger or acquisition that some stockholders may consider beneficial.
Certain provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board determines that such changes in control are not in our best interests and in the best interests of our stockholders. Those provisions in our certificate of incorporation and bylaws include, among other things, those that:
•limit the ability of stockholders to nominate or remove directors;

•	authorize our board to issue preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;
•establish advance notice procedures for nominating directors or presenting matters at stockholder meetings; and
•limit the persons who may call special meetings of stockholders.
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

ITEM 2. Properties.

Properties

We lease all of the facilities used in our operations. Our principal facilities are summarized in the table below.

Location	Square Footage	Purpose
Houston, Texas, U.S.A.	7,454	Executive offices
Calgary, Alberta, Canada	9,008	Executive offices
Calgary, Alberta, Canada	15,000	Warehouse
Anchorage, Alaska, U.S.A.	4,800	Field Office
Anchorage, Alaska, U.S.A.	7,524	Warehouse
Lima, Peru	4,112	Field Office
Lima, Peru	9,235	Warehouse
Iquitos, Peru	24,757	Warehouse
Bogotá, Colombia	2,629	Field Office
Bogotá, Colombia	34,821	Warehouse
Santa Cruz, Bolivia	5,382	Field Office
Santa Cruz, Bolivia	15,069	Warehouse
Rio de Janeiro, Brazil	452	Field Office

The leases expire at various times over the next seven years and most contain renewal options for additional one-year periods. The leases generally require us to pay all operating costs, such as maintenance, property taxes and insurance. We believe that our facilities are generally well maintained and adequate to meet our current and foreseeable requirements for the next several years.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price of Common Stock and Warrants

Our common stock is traded on the Nasdaq Capital Market under the symbol “SAEX.” Originally, we were traded on the Nasdaq Global Market. In 2016 we received certain deficiency notices from the Nasdaq Global Market stating that we had not met certain continued listing standards. In January 2017, we received notification from the Nasdaq Global Market that we had regained compliance. In August 2017, we changed to being traded on the Nasdaq Capital Market. All share prices for common stock reflect the 135-for-1 reverse stock split, which was effective July 26, 2016.

Our 2011 warrants were quoted on the Over-the-Counter Bulletin Board under the symbol “SAEXW” prior to their expiration. on June 24, 2016 (the "Expired Warrants"). No Expired Warrants remained outstanding after that date. As a part of the 2016 Restructuring, we issued Series A Warrants and Series B Warrants to holders of common stock of record on July 26, 2016. While our Series A Warrants and the Series B Warrants are quoted on the Over-the Counter Bulletin Board under the symbol "SXPLW", there is currently no established public trading market for them. In addition, there is no established public market for our Series A Preferred Stock, Series C Warrants or Series D Warrants issued as a result of our 2017 Restructuring.

The following table sets forth the high and low sales prices for the common stock and bid prices for the Expired Warrants for the periods indicated:

	Common Stock		Expired Warrants
	High	Low	High	Low
Fiscal 2017:
Fourth Quarter	$2.95	$1.18	N/A	N/A
Third Quarter	$3.50	$1.50	N/A	N/A
Second Quarter	$6.62	$3.03	N/A	N/A
First Quarter	$8.25	$4.41	N/A	N/A
Fiscal 2016:
Fourth Quarter	$12.17	$6.02	N/A	N/A
Third Quarter	$75.00	$6.32	N/A	N/A
Second Quarter	$118.80	$16.20	$8.10	$2.70
First Quarter	$271.35	$89.10	$8.10	$8.10

Holders

As of March 9, 2018, there were 110 holders of record of our common stock. Based upon individual participants in certain position listings, we believe there are more than 1,100 beneficial owners of our common stock. As of March 9, 2018, there was one holder of record of the Series A Preferred Stock and we estimate approximately 33 beneficial owners of our Series A Preferred Stock. Due to the mandatory conversion of the Series B Preferred Stock on March 6, 2018, as of March 9, 2018, there were no holders of such preferred shares. Due to the expiration of the Expired Warrants on June 26, 2016, there are no holders of record of such warrants. As of March 9, 2018 there were 74 holders of record of each of the Series A Warrants and Series B Warrants, one holder of record of the Series C Warrants and 14 holders of record of the Series D Warrants. We estimate there are approximately 35 beneficial owners of our Series C Warrants.

Dividends

We have not paid any cash dividends on our common stock to date and it is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends on our common stock in the foreseeable future. Commencing April 1, 2018, our Series A Preferred Stock has an 8% dividend payable quarterly in arrears and whether or not earned or declared under certain circumstances, at our option, dividends may be paid in the form of additional shares of Series A Preferred Stock. See Note 13 to the Consolidated Financial Statements for further discussion regarding the terms of our Series A Preferred Stock.

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
Key Accomplishments

While the prolonged downturn in the oil and gas industry has had significant effects on our revenue and 2017 was our most challenging year to date, we continue to strive to maximize opportunities for revenue as well as managing our operating margins through cost reductions and field-level efficiencies. We continue to develop our core markets while consistently evaluating opportunities to further expand our geographical footprint, operational capabilities and logistical expertise to provide seismic data acquisition and related services in logistically challenging areas.
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

Capital Investments and Impact on Operations

During 2017, we made minimal capital expenditures of approximately $2.7 million, primarily related to the purchase of a set of vibrators and additional camp equipment. During 2016, we made capital expenditures of approximately $3.4 million for the purchase of vibrators for our North American operations. Under our current business model, capital expenditures will be kept at minimum levels other than very low maintenance expenditures until we see improvement in the overall oil and natural gas market.
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
We will continue to employ our wireless equipment on a worldwide basis while maintaining the ability to provide services to the still existing cable markets. Our capital purchases have allowed us to take advantage of all aspects of the geophysical services market, ranging from land, marine and transition zone data acquisition; 2D, 3D, time lapse 4D and multi-component data acquisition; use of different methods to acquire data such as using vibroseis (vibrating) and impulsive sources; as well as vertical seismic profiling and reservoir monitoring. Any investments in expanding further into our onshore markets in South America and Southeast Asia will likely also focus upon surveying, drilling and base camp operations.
Fiscal 2017 Summary

The following discussion is intended to assist in understanding our financial position at December 31, 2017, and our results of operations for the year ended December 31, 2017. Financial and operating results for the year ended December 31, 2017 include:

•	Revenues from services were $127.0 million in 2017, a decrease of 38.2% from $205.6 million in 2016.

•	Gross profit was $22.1 million in 2017, a decrease of $23.0 million, or 51.0%, from $45.0 million in 2016.

•	Operating loss was $3.5 million in 2017, a decrease of $14.8 million, or 131.4%, from operating income of $11.2 million in 2016.

•	Net loss was $38.8 million in 2017, an increase of $16.8 million in losses, from a net loss of $22.0 million in 2016.

•	Adjusted EBITDA, which is a non-GAAP figure and defined below, was $11.0 million in 2017, a decrease of 69.7% from $36.1 million in 2016.

•	Cash and cash equivalents totaled $3.6 million as of December 31, 2017 compared to $11.5 million as of December 31, 2016.
Results of Operations

The following section sets forth, for the periods indicated, certain financial data derived from our consolidated statements of operations. Amounts are presented in thousands unless otherwise indicated.

Revenues by Geographic Region

The following table is a summary of our revenues by the geographic region in which we provided services for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	% of Revenue	2016	% of Revenue	Increase (Decrease)	Percentage Change
Revenue from services:
North America	$54,963	43.3%	$86,967	42.3%	$(32,004)	(36.8)%
South America	32,672	25.7%	116,542	56.7%	(83,870)	(72.0)%
Southeast Asia	4,266	3.4%	1,734	0.8%	2,532	146.0%
West Africa	35,121	27.6%	321	0.2%	34,800	10,841.1%
Total revenue	$127,022	100.0%	$205,564	100.0%	$(78,542)	(38.2)%

North America: In Alaska, we experienced a significant decrease in the overall number of projects performed in 2017 compared to the same period in 2016. The decrease in activity was mainly due to uncertainties and changes in the state legislation affecting oil and gas exploration activities and tax credits and overall oil and gas market conditions. Revenue in Alaska is primarily all earned in the first fourth months of the year due to weather conditions and the corresponding seasonality of projects. Activity in Canada increased when comparing 2017 to 2016 due to marginal improvement in market conditions in Canada and the timing of the commencement of the season.

South America: The substantial decrease in revenue during 2017 in South America is primarily due to a large project in Bolivia in 2016 that was substantially completed during the third quarter of 2016 versus having other small projects in Bolivia in 2017. Activity in Colombia decreased in 2017 when compared to 2016 due to a fewer number of active customers resulting in a decrease in revenue.

Southeast Asia: The increase in revenue during 2017 was primarily due to a small project in New Zealand in 2017 versus no active revenue in 2016 in Southeast Asia.

West Africa: The increase in 2017 revenue for West Africa was primarily due to a large ocean bottom marine project in Nigeria which commenced in late December 2016 and was completed during the first quarter of 2017.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

The following table is a summary of the results of operations for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	% of Revenue	2016	% of Revenue
Revenue from services	$127,022	100.0%	$205,564	100.0%
Gross profit	22,068	17.3%	45,036	21.9%
Selling, general and administrative expenses	25,697	20.2%	29,253	14.2%
(Gain) loss on disposal of property and equipment, net	(101)	(0.1)%	4,542	2.2%
Income (loss) from operations	(3,528)	(2.8)%	11,241	5.5%
Other expense, net	(30,943)	(24.4)%	(27,194)	(13.2)%
Provision for income taxes	4,313	3.4%	6,056	3.0%
Less: net income attributable to noncontrolling interest	1,972	1.6%	3,021	1.5%
Net loss attributable to the Corporation	$(40,756)	(32.1)%	$(25,030)	(12.2)%

Revenue from Services. Our revenue from services decreased by $78,542 or 38.2%, from $205,564 in 2016 to $127,022 in 2017. As explained above, 2017 revenue decreased significantly in Alaska due to a decrease in the amount of active projects compared to the prior year. In addition, we had a large decrease in South America due to a large project in Bolivia in 2016 that was not repeated in 2017 and decreases in activity in Colombia. These decreases were partially offset by a large ocean bottom marine project in Nigeria that was primarily completed in 2017, and increases in revenues in Southeast Asia and Canada.

Gross Profit. Gross profit decreased by $22,968 or 51.0%, from $45,036 in 2016, representing 21.9% of revenue, to $22,068 in 2017, representing 17.3% of revenue. The decrease in gross profit was largely due to a decrease in active projects in 2017 primarily in Alaska and Bolivia compared to 2016. Gross profit as a percentage of sales decreased slightly due to a decline in revenues resulting in a reduced ability to absorb certain fixed costs and tightening margins on projects. Although our costs primarily vary with revenue, the substantial decrease in revenue we have seen has caused significant decreases in our gross profit and gross profit margins. These decreases were partially offset by an increase in revenues in West Africa due to a large ocean bottom marine project as well as a decrease in depreciation expense due to the sale of ocean bottom nodal equipment in the fourth quarter of 2016.

Adjusted Gross Profit. Adjusted gross profit decreased by $27,653 or 45.0%, from $61,446 in 2016, representing 29.9% of revenue, to $33,793 in 2017, representing 26.6% of revenue. The decrease in adjusted gross profit and adjusted gross profit as a percentage of revenues was due to the decrease in revenues. We have also experienced increased pricing pressure due to the downturn in the oil and gas market, which has caused decreases in our margins.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased in 2017 by $3,556 to $25,697 or 20.2% of revenues compared to $29,253 or 14.2% of revenues for 2016. SG&A expense decreased due to the decrease in revenue, severance costs and payroll related liabilities partially offset by an increase in share-based compensation expense. The increase in SG&A as a percentage of revenue is due to the substantial decrease in revenue and an increase in share-based compensation expense. SG&A expense for 2016 includes $928 in severance costs incurred in our Peru, Colombia, Canada, Alaska and corporate locations related to the workforce reduction program that began in early 2015.

(Gain) loss on disposal of property and equipment. In 2017, we recorded total net gains on disposal of property and equipment of $101 while in 2016 we recorded a loss of $4,542. This gain is primarily due to the sale of nodal recording equipment and related support gear in Alaska in the fourth quarter of 2016.

Total Other Income (Expense). Total other income (expense) was comprised of the following:

	Years Ended December 31,
	2017	2016	Increase (Decrease)
Other income (expense):
Costs incurred on restructurings	$—	$(5,439)	$5,439
Interest expense, net	(29,363)	(23,697)	(5,666)
Foreign exchange gain (loss), net	(1,308)	1,977	(3,285)
Other expense, net	(272)	(35)	(237)
Total other expense, net	$(30,943)	$(27,194)	$(3,749)

The increase in 2017 other expense was primarily due to:

•	Increase in interest expense related to the amortization of deferred financing costs for the senior loan facility;

•
Decrease in foreign currency gains primarily related to unrealized transactions, in early 2016, related to the weakening US Dollar compared to Canadian and South American currencies creating large gains;

•	Increase in foreign currency loss due to losses from physical trades of the Nigerian currency for US dollars totaling $1,310; partially offset by

•	Decrease in costs incurred for the 2016 Restructuring of $5,439.

Income Taxes.   Our income tax provision decreased $1,743 in 2017 compared to 2016 primarily as a result of pre-tax income in our foreign operations, offset by the valuation allowance decrease of $5,761 and the effects of differences between U.S. and foreign tax rates.

We operate in Bolivia,Colombia and Nigeria as subsidiaries or branches of a U.S. entity (whereby the earnings of the branches are included as U.S. taxable income). These subsidiaries or branches are subject to foreign taxation based on the financial results of the operations under the laws of each applicable tax jurisdiction.

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

Our U.S. statutory tax rate was 35% for years ended December 31, 2017 and 2016. For 2017, our effective tax rate was (12.5)% due to the effects of differences between U.S. and foreign tax rates, net of federal benefit and recording of the valuation allowance against U.S. and foreign deferred tax assets. For 2016, our effective tax rate was (38.0)% principally due to permanent differences, the effects of differences between U.S. and foreign tax rates, and the recording of the valuation allowances against the U.S. deferred tax assets.

Net Income Attributable to Noncontrolling Interest. The $1,049 decrease in 2017 compared to 2016 is due to the decreased income earned by the noncontrolling interest ("Joint Venture Partner") under contracts performed by us on the North Slope of Alaska related to the decrease in Alaska revenue discussed above. Under the terms of our agreement with the Joint Venture Partner, they receive 51% of the portion of the applicable contracts' gross revenues paid to the joint venture entity as discussed further under Note 15 of "Notes to Consolidated Financial Statements".

Net Loss Attributable to the Corporation. For the year ended December 31, 2017, net loss attributable to the Corporation was $40,756 compared to a net loss of $25,030 for the year ended December 31, 2016. The increase in net loss attributable to the Corporation for the year ended December 31, 2017 was primarily due to the following factors:

•	Lower gross profit primarily due to lower revenue;

•	Increase in interest expense primarily due to the increase of $6,147 in amortization of deferred financing costs related to our Senior Loan Facility;

•	Decrease in gains on foreign currency transactions due to large gains in 2016 related to the strengthening US dollar during that time period;

•	Increase in foreign currency losses due to trades and foreign currency exposure on our project in Nigeria; and

•	Proportionately higher provision for income taxes in 2016; partially offset by

•	Decrease in SG&A expenses primarily due to the lower revenue; and

•	Decrease in costs of debt restructuring of $5,439.

Liquidity and Capital Resources

Our principal source of cash is from the seismic data acquisition services we provide to customers, supplemented as necessary by drawing against our credit facility and advances under our senior loan facility. Our cash is primarily used to provide additional seismic data acquisition services, including the payment of expenses related to operations and the acquisition of new seismic data equipment, and to pay the interest on outstanding debt obligations. Our cash position and revenues depend on the level of demand for our services. Historically, cash generated from operations, along with cash reserves and borrowings from commercial, private, and related parties, have been sufficient to fund our working capital and to acquire or lease seismic data equipment. Amounts in the remainder of this section are presented in thousands unless otherwise indicated. References to Notes are to the notes of our consolidated financial statements.
Working Capital.   Working capital as of December 31, 2017 was negative $2,960 compared to positive $40,807 as of December 31, 2016. The decrease in working capital was principally due to the reclassification of $48,100 of accounts receivable from short term to long term related to a customer in Alaska as further discussed in Note 3 and below. The decrease in activity in 2017 and cash used in operations also contributed to a decrease in working capital in 2017.

In September 2017, we entered into the Credit Facility which provides for funding for our working capital needs up to $20,000 subject to our lenders in their sole discretion to fund borrowings exceeding $5,000. It now has a maturity date of January 2, 2020. In addition, we entered into amendments that extended the maturity date of $29,000 of the principal balance of our Senior Loan Facility to January 2, 2020, but that facility is fully drawn. See additional information on these facilities below.

Cash Flows. Cash used by operations during 2017 was $4,553, compared to cash used in operations of $19,830 during 2016, a increase in cash provided by operations of $15,277. Cash used by the net loss and net cash adjustments decreased to $3,424 for 2017 compared to cash provided of $11,042 for 2016, as a result of the increase in net loss in 2017 and decrease in losses on disposal of property and depreciation and amortization expense partially offset by an increase in amortization of deferred financing costs related to our Senior Loan Facility, an increase in payment in kind interest on our Second Lien Notes and a decrease in foreign currency gains. Net changes in operating assets and liabilities resulted in cash used of $1,129 for 2017 compared to cash used of $30,872 for 2016. The significant cash used last year was primarily due to the large increase in unpaid accounts receivable described below and in Note 3. This was partially offset by higher taxes paid than incurred primarily incurred in South America in the year ended December 31, 2017.

At December 31, 2017, our largest accounts receivable from one customer was $78.1 million, representing 93% of total consolidated accounts receivable. This customer was relying on monetization of Tax Credits, which monetization was historically accomplished by receipt of predictable payments from the State of Alaska or from third party financing sources. Due to changed economic and political circumstances in the State of Alaska, however, substantial uncertainty regarding the timing of payments from the State of Alaska has developed, which has affected the availability of funding from other sources, which in turn affected the timing of our receiving payments on this account receivable. As a result, as of December 31, 2017, we classified the entire receivable from the customer as a long-term accounts receivable totaling $78.1 million, including an additional $42.1 million reclassification to long-term accounts receivable during the quarter ended December 31, 2017. As of December 31, 2016, $38.0 million was classified as long-term accounts receivable based on the expected timing to monetize the Tax Credits at that point in time.

Due to our customer’s inability to monetize the Tax Credits, the customer assigned $89.0 million of Tax Credits to us as security so that we could seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s overdue account receivable. As of December 31, 2017, the State of Alaska has completed its audits of approximately $59.1 million of Tax Credit applications. These audits resulted in our receiving approximately $56.2 million of Tax Credit certificates from the State of Alaska in 2016 and 2017. Subsequent to December 31, 2017, the State of Alaska completed its audit of $8.6 million of Tax Credit applications. This audit and the successful appeal of certain previously disallowed expenses resulted in our receiving an additional $8.3 million and $2.9 million of Tax Credit certificates, for a total of $64.5 million of Tax Credit certificates. In 2018 we expect that the State of Alaska will complete its audit on the last Tax Credit application for approximately $21.3 million.

We recorded a reduction of the accounts receivable balance of $3.5 million and $10.9 million related to the monetization of Tax Credit certificates during the years ended December 31, 2017 and 2016, respectively, from the sale of some of our Tax Credit certificates at a slight discount to an Alaskan producer of oil and gas that used the certificates to satisfy production taxes it owed to the State of Alaska.

We have identified a number of paths to payment of its account receivable and continue to diligently pursue them. These paths include receiving payment on the account receivable by the following means: (i) receiving cash in payment in full of the Tax Credit certificates from the State of Alaska, (ii) receiving proceeds from the possible issuance by the State of Alaska of bonds to pay its Tax Credit liabilities at a discount, (iii) selling Tax Credit certificates into the secondary market to producers at a discount, (iv) receiving cash from a third party to purchase Tax Credit certificates at what is likely to be a more substantial discount, (v) receiving license fees from additional licenses of the seismic data produced for the customer and (vi) selling some or all the seismic data produced for the customer.

Historically, the State of Alaska annually appropriated the amounts needed to pay all Tax Credit certificates for the prior fiscal year. Falling oil and gas prices have substantially reduced Alaska’s revenue from production taxes resulting in significant Alaskan budget deficits. While the Alaskan legislature has appropriated funds for the last two fiscal years to pay outstanding Tax Credit certificates, the Alaskan Governor has vetoed the line item in each year, and limited the appropriation in the last fiscal year to the statutorily established minimum amount of appropriations. In February 2018 we were advised by the State of Alaska that, so long as the payment is limited to the statutorily established minimum amount, we should not expect to receive any payments until fiscal year 2021 and possibly should not expect to be fully paid until fiscal year 2024. In addition, the Alaskan Department of Revenue has acted to limit the secondary market for Tax Credit certificates by not only slowing down the timing for auditing Tax Credit applications and for making payments, but also by issuing advisory opinions in the third quarter of 2016 and the first quarter of 2017 that, contrary to earlier advice, effectively cut-off the secondary market for Tax Credit certificates. These advisory rulings cut -off using transferred Tax Credit certificates for prior years’ tax obligations and not allowing them to be used to pay taxes owed below the four percent minimum production tax rate. While in mid-2017, the Alaska legislature subsequently reversed the prohibition on using transferred Tax Credit certificates for prior year’s obligations, to date transferred Tax Credit certificates cannot be used to go below the four percent floor, and the secondary market remains inactive.

One recent development may accelerate payment of the account receivable. The Governor of Alaska has introduced legislation to allow Alaska to issue bonds to pay-off at a discount its approximately $1.2 billion liability for Tax Credits. There can be no assurance, however, that this alternative will provide a viable means to monetize our Tax Credit certificates.

We continue to explore all the options described above to monetize the Tax Credit certificates. We continue to believe that selling the certificates at a discount to producers that are able to apply the certificates to reduce their own Alaskan tax liabilities should yet again become a viable monetization option. We have a contract with a producer that provides that the producer will purchase our Tax Credit certificates to the extent that it can use them to satisfy its tax liabilities. In December 2017 the active Alaskan producers agreed to a $786 million settlement regarding tariffs relating to the Trans Alaskan pipeline with FERC, which FERC approved in March 2018 that will result in significantly increased production taxes being owed by the producers to the State of Alaska. Those taxes could be satisfied by purchase of Tax Credit certificates, at a discount to the face value of the Tax Credit certificate. Alternatively we could sell our Tax Credit certificates to other third parties, at a discount. We also believe that rising oil prices may increase the market for the Tax Credit certificates, but there can be no assurance that prices will increase sufficient to improve the market or when it might occur.

We have other possible ways to receive payments on our account receivable that do not involve monetization of the Tax Credits. We continue to assist the customer in actively marketing and licensing of the seismic data we collected on behalf of our customer. Licensing revenues received must be paid to us in satisfaction of our account receivable.   In addition, subject to any licenses granted, the customer has the right to sell the data and apply the proceeds to our receivable.  We believe that the receipt of these licensing revenues and sales proceeds may be sufficient to cover the difference between the outstanding account receivable and the cash we are able to generate by monetization of the Tax Credits, but there can be no assurance that it will occur or when any such payments will be received.

A risk exists that any monetization of the Tax Credit certificates will require a selling at a discount, and that the discount may be substantial, resulting in proceeds insufficient to fully repay the customer’s outstanding account receivable. Should this result, and we do not receive additional payments from our customer from either licensing or selling the seismic data, we may be required to record an impairment to the amount due from our customer. At this point, however, we do not believe that it is probable that the account receivable was impaired as of December 31, 2017, due in main part to the fact that the State of Alaska is obligated to fully fund its Tax Credit certificate liabilities regardless of the timing of such payments.

During 2016 and 2017, we explored a range of transactions to address our significant cash flow and liquidity difficulties and the longer term need to realign our capital structure with our current business. On December 19, 2017, we entered into a restructuring support agreement (the "2017 Restructuring Support Agreement") with holders (the "2017 Supporting Holders") that beneficially owned in excess of 85% in principal amount of our Second Lien Notes to provide additional liquidity and realign our capital structure to better support operations during the prolonged industry downturn. On June 13, 2016, we entered into a comprehensive restructuring support agreement (the “2016 Restructuring Support Agreement”) with holders (the “2016 Supporting Holders”) of approximately 66% of the par value of the 10% Senior Secured Notes due 2019 (the "Senior Secured Notes") to address its cash flow and liquidity difficulties and uncertainty regarding the State of Alaska tax credit program, and continued downturn in the oil and natural gas exploration sector. The 2016 Supporting Holders agreed to a comprehensive restructuring of our balance sheet, which included the funding of up to $30 million in new capital (the “2016 Restructuring”). The 2017 Restructuring and the 2016 Restructuring are further discussed in Note 2.

As a part of the 2017 Restructuring, we completed a debt for equity exchange primarily involving holders of our Second Lien Notes, which exchanged 91.8% of the outstanding aggregate principal amount of the Second Lien Notes for common stock, preferred stock and warrants. As a part of the 2016 Restructuring, we completed a debt for equity exchange involving our Senior Secured Notes, which deferred the cash requirement for the July 2016 interest payment and at our election allowed for the payment of interest in kind for a period of up to 12 months on the exchanged debt, with the deferred and in-kind interest payments ultimately due at the maturity of the Second Lien Notes. As a result of the completion of the Restructurings, at March 8, 2018, our total outstanding indebtedness was $57,817 consisting of Senior Secured Notes of $1,865, Second Lien Notes of $6,952, borrowings under our Senior Loan Facility of $29,000 and borrowings under our Credit Facility of $20,000. The 2016 and 2017 Restructurings are further discussed in Note 8.

While the Restructurings have mitigated the acuteness of our liquidity and cash flow issues, there can be no assurance that they will solve our need to monetize our Tax Credit certificates.

Capital Expenditures.  Cash used in investing activities during 2017 was $760, compared to $2,864 during 2016, a decrease in cash used of $2,104. The decrease in purchase of property and equipment primarily resulted from lower capital expenditures during 2017 compared to 2016, primarily due to the prolonged downturn in the oil and gas market. Our 2017 capital expenditures primarily relate to remaining cash payments for the 2016 purchase of a set of vibrators as well as the purchase of additional camp equipment and vibrators in the first quarter of 2017. The proceeds from sale of assets represents cash received from the sale of ocean bottom nodal equipment in the fourth quarter of 2016. Based on current information, we expect our total capital expenditures for 2018 to be under $5.0 million. This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs. This amount, however, will not allow us to purchase any new technology or make any significant upgrades to existing capital assets. Capital expenditures in 2016 totaled $3,352, which primarily consisted of a set of vibrators purchased for our North America operations.

Financing. Cash used in financing activities during 2017 was $3,274, compared to cash provided by financing activities of $21,842 during 2016, an increase in cash provided by financing activities of $25,116. Cash used in financing activities in 2017 was primarily related to our net repayments of our Prior Credit Agreement in 2017, distributions to our noncontrolling interest and financing costs paid for the 2017 Restructuring. Cash provided by financing activities in 2016 primarily resulted from borrowings under our Senior Loan Facility, partially offset by payment of loan issuance costs related to the 2016 Restructuring, repayment of our Prior Credit Agreement, and the distribution payment to our noncontrolling interest. As of December 31, 2017, our total outstanding indebtedness was $121,293, consisting of Senior Secured Notes of $1,847, Second Lien Notes of $85,050, borrowings under our Senior Loan Facility of $29,995, and borrowings under our Credit Facility of $4,401.

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
We were in compliance with the Indenture covenants for the Senior Secured Notes as of December 31, 2017.

Exchange of Senior Secured Notes for Second Lien Notes. As discussed in Note 2, we commenced an offer on June 24, 2016 to exchange each $1 of the Senior Secured Notes for (i) $0.50 of newly issued 10% Senior Secured Second Lien Notes due 2019 ("Second Lien Notes") and (ii) 46.41 shares of the newly issued common stock (giving effect to a 135-for-1 reverse stock split that was effected in connection with closing of the exchange offer). The exchange offer closed on July 27, 2016 (the "2016 Closing Date"). On the 2016 Closing Date, a total of $138,128 face value of the Senior Secured Notes were exchanged for (i) $76,523 Second Lien Notes, including $7,459 Second Lien Notes representing accrued and unpaid interest and (ii) 6,410,502 shares of our common stock.

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

•
Interest on the Second Lien Notes is payable quarterly. We had the election to pay interest on the Second Lien Notes in kind with additional Second Lien Notes for the first twelve months of interest payment dates, provided that, if we made this election, the interest on the Second Lien Notes for such in kind payments will accrue at a per annum rate 1% percent higher than the cash interest rate of 10%. We elected to pay interest in the year ended December 31, 2017 and 2016 of $4,848 and $3,619, respectively, in kind, which was capitalized within the Second Lien Notes balance.

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

Exchange of Senior Secured Notes and Second Lien Notes for Equity. As discussed in Note 2, in exchange for $78,037 in aggregate principal amount of Second Lien Notes, plus accrued and unpaid interest from and including January 15, 2018 thereon, representing approximately 91.8% of the outstanding aggregate principal amount of the Second Lien Notes, validly tendered and accepted for exchange in the 2017 Exchange Offer, and $7 in aggregate principal amount of Senior Secured Notes, plus accrued and unpaid interest from and including January 15, 2018 thereon, representing less than 1% of the outstanding aggregate principal amount of the Senior Secured Notes, validly tendered and accepted for exchange in the 2017 Exchange Offer, we issued (i) 812,321 newly issued shares of the our common stock, (ii) 31,669 newly issued shares of the our Series A perpetual convertible preferred stock, (iii) 855,195 newly issued shares of our Series B convertible preferred stock, which is mandatorily convertible, subject to certain conditions, and (iv) 8,286,061 newly issued Series C Warrant to purchase 8,286,061 shares of Common Stock.
Concurrently with the 2017 Exchange Offer, we solicited consents related to the adoption of proposed amendments to each of the indenture governing the Second Lien Notes and the Indenture governing the Senior Secured Notes, Holders of approximately 91.8% of the principal amount of the Second Lien Notes delivered their consents for us to adopt the proposed amendments to the indenture governing the Second Lien Notes, and to effect the proposed collateral release.
On January 26, 2018, we entered into a first supplemental indenture to the Indenture governing the Second Lien Notes and a first amendment to the security agreement relating to the Second Lien Notes to effect the proposed amendments and collateral release.

We may from time to time seek to retire or purchase our remaining outstanding Senior Secured Notes and Second Lien Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the availability of cash and our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Credit Facility. On September 22, 2017, SAExploration, Inc. (“Borrower”), us and our other domestic subsidiaries entered into the First Amended and Restated Credit and Security Agreement (the "Credit Agreement") with the lenders from time to time party thereto and Cantor Fitzgerald Securities, as agent (the "Agent"). The Credit Agreement amends and restates the Credit and Security Agreement dated as of November 6, 2014 and as amended on June 29, 2016 (the "Prior Credit Agreement") by and among the Borrower, the Guarantors, and Wells Fargo Bank, National Association as lender (the "Original Lender"). Immediately prior to entering into the Credit Agreement, the Original Lender sold its interest in the Prior Credit Agreement upon entering into the Loan Assignment, Assumption and Indemnity Agreement (the "Assignment Agreement") with the Agent who subsequently assigned those rights and obligations to one of our Supporting Holders (the "Assignee"). Two additional holders elected to join the Credit Agreement (together with the Assignee, the "Lenders"), including one holder as further described in Note 6.

On December 22, 2017, the parties entered into an amendment to the Credit Agreement ("First Amendment") which among other things: (1) increased the maximum borrowings to $20,000 from $16,000 and (2) added two additional lenders. The First Amendment was accounted for as a modification in the year ended December 31, 2017.

The Credit Agreement provides for up to $20,000 in borrowings secured primarily by the Borrower's North American assets, mainly accounts receivable and equipment subject to certain exclusions (the "Credit Facility"). The proceeds of the Credit Facility will primarily be used to fund the Borrower's working capital needs for its operations and for general corporate purposes. As of December 31, 2017, borrowings outstanding under the Credit Facility were:

December 31, 2017

Principal outstanding	$5,000
Less: unamortized deferred loan issuance costs	(599)
Total Credit Facility outstanding	$4,401

Additional borrowings under the Credit Facility are subject to Lenders’ sole discretion and must be in minimum increments of $1,000.

In addition to the above and among other things, the Credit Agreement:

•	eliminated the ability to redraw borrowings once repaid and placed certain restrictions on the ability to repay borrowings;

•	eliminated the sub-facility for letters of credit;

•	provided for mandatory prepayment with any proceeds from Tax Credits that exceeded $15,000, unless waived by the Lenders; and

•	removed certain covenants including those to maintain a minimum EBITDA specified above and to maintain eligible equipment of a certain amount.

The Credit Agreement was accounted for as a modification during the year ended December 31, 2017. In connection with the Credit Agreement, deferred loan issuance costs totaling $782 were recorded during the year ended December 31, 2017 consisting of $400 of fees, payable to the Lenders, and $382 of legal and investment banking costs.
Borrowings made under the Credit Facility bear interest at a rate of 10.25% per annum for the period from September 22, 2017 through and including March 22, 2018, 10.75% per annum for the period from March 23, 2018 through and including September 22, 2018 and 11.75% per annum for the period from September 23, 2018 and thereafter.
On February 28, 2018, we entered into an amendment to, among other things, remove the provision providing for an accelerated maturity date of September 14, 2018 under certain conditions. The maturity date of the Credit Agreement is January 2, 2020.
The Credit Agreement contains covenants including, but not limited to (i) commitments to maintain and deliver to the Lenders, as required, certain financial reports, records and other items and (ii) subject to certain exceptions under the Credit Agreement, restrictions on our ability to incur indebtedness, create or incur liens, enter into fundamental changes to corporate structure or to the nature of our business, dispose of assets, permit a change in control, acquire non-permitted investments, enter into affiliate transactions or make distributions. The Credit Agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lenders, which are customary for agreements of this type. We are in compliance with the Credit Agreement covenants as of December 31, 2017.

Prior Credit Agreement. Borrowings outstanding under the Prior Credit Agreement were $5,844 as of December 31, 2016. Borrowings made under the Prior Credit Agreement bore interest, payable monthly, at a rate of daily three months LIBOR plus 3% (4.00% at December 31, 2016). he Prior Credit Agreement had a maturity date of November 6, 2017, unless terminated earlier.

The Prior Credit Agreement also included a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit were subject to Lender approval and a fee that accrued at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of December 31, 2016, there were no letters of credit outstanding under the sub-facility and the sub-facility was eliminated in the Credit Agreement.

Senior Loan Facility. On June 29, 2016, we, as borrower, and each of our domestic subsidiaries, as guarantors (the “Guarantors”), entered into the Senior Loan Facility with the Supporting Holders of the Senior Secured Notes. In addition to the Supporting Holders, one additional holder of the senior secured notes subsequently elected to participate as a lender in the Senior Loan Facility based on their proportionate ownership of the Senior Secured Notes as discussed in Note 7. The Senior Loan Facility provides funding up to a maximum borrowing amount of $30,000. Under the terms of the Senior Loan Facility, $15,000 became immediately available and the remaining $15,000 became available when we entered into the first amendment to the Senior Loan Facility. As of December 31, 2017 and 2016, borrowings of $29,995 were outstanding under the Senior Loan Facility.

On September 8, 2017, we entered into the Second Amendment to the Senior Loan Facility that amended and extended a majority of the Senior Loan Facility held by consenting lenders representing $29,000 of the total principal outstanding (the "Extended Loans"). The Second Amendment, among other things, for the Extended Loans:

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

On February 28, 2018, we entered into an amendment to the Senior Loan Facility to, among other things, remove the provision providing for an accelerated maturity date of January 2, 2019 under certain conditions. The maturity date of the Senior Loan Facility is January 2, 2020.

The remaining $995 of advances under the Senior Loan Facility (the "Residual Loans") remain under the original terms of the Senior Loan Facility where borrowings bear interest at a rate of 10% per year, payable monthly and the maturity date is January 2, 2018, unless terminated earlier. The Residual Loans also require mandatory prepayment from the proceeds of any Tax Credit after we have received $15,000 in proceeds from the Tax Credits. The Residual Loans were paid in full on January 2, 2018.

The Second Amendment was accounted for as a modification during the year ended December 31, 2017. In connection with the Second Amendment, deferred loan issuance costs totaling $914 were recorded in the year ended December 31, 2017. The deferred loan issuance costs recorded during these periods consisted of $600 of fees, which were paid to the lenders, and $314 of legal and investment banking costs. In connection with the initial borrowing, costs totaling $30,082 were recorded as a deferred loan issuance cost on the balance sheet in the year ended December 31, 2016. The deferred loan issuance costs recorded in 2016 included a $600 facility fee, legal and investment banking costs, and $28,425 for the fair value of 2,803,302 shares of our common stock issued to the lenders on July 27, 2016. The fair value of the common stock was determined using the probability-weighted expected return method based on a combination of the income and market approaches and a mergers and acquisition scenario.

The Senior Loan Facility is secured by substantially all of the collateral securing the obligations under (i) the Credit Agreement (ii) the Senior Secured Notes and (iii) the Second Lien Notes, including the receivable due to us discussed in Note 3. This security interest is junior to the security interest in such collateral securing the obligations under the Credit Facility and senior to the security interests in such collateral securing the obligations under the Second Lien Notes and the Senior Secured Notes.

The Senior Loan Facility contains negative covenants that restrict our and the Guarantors’ ability to incur indebtedness, create or incur liens, enter into fundamental changes to our corporate structure or to the nature of our business, dispose of assets, permit a change in control to occur, make certain prepayments, other payments and distributions, make certain investments, enter into affiliate transactions or make certain distributions, and requires that we maintain and deliver certain financial reports, projections, records and other items. The Senior Loan Facility also contains customary representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Senior Loan Facility agent and the lenders, and customary events of default. We were in compliance with the Senior Loan Facility covenants as of December 31, 2017.

On June 29, 2016, we, the guarantors party thereto (the “Existing Notes Guarantors”) and Wilmington Savings Fund Society, FSB (successor to U.S. Bank National Association), as trustee for the Senior Secured Notes (the “Existing Trustee”), entered into a first supplemental indenture (the “Supplemental Indenture”) to the indenture governing the Senior Secured Notes (the “Existing Indenture”). The Supplemental Indenture modified the Existing Indenture to, among other things, permit the incurrence of additional secured indebtedness pursuant to the Senior Loan Facility and the issuance of the Second Lien Notes in the Exchange Offer. The Supplemental Indenture includes additional changes necessary to give effect to the 2016 Restructuring and directed the Existing Trustee, in its capacity as noteholder collateral agent for the Senior Secured Notes, to enter into the Amended and Restated Intercreditor Agreement and the amendment to the Existing Security Agreement, each as described below, on behalf of the Existing Holders. The material terms of the Existing Indenture, other than the amendments summarized above, remain substantially as set forth in the Existing Indenture.

On June 29, 2016, Wells Fargo, in its capacity as lender and collateral agent under the Prior Credit Agreement, Wilmington Savings Fund Society, FSB (successor to U.S. Bank National Association), in its capacity as trustee and collateral agent for the Senior Secured Notes ("Noteholder Collateral Agent"), and Delaware Trust Corporation, in its capacity as administrative agent and collateral agent for the Senior Loan Facility, amended and restated the Intercreditor Agreement, dated as of November 6, 2014, by and between Wells Fargo and Wilmington Savings Fund Society, FSB (as successor to U.S. Bank National Association) (the “Existing Intercreditor Agreement” and as amended and restated, the “Amended and Restated Intercreditor Agreement”), to govern the relationship of the Existing Holders, the holders of Second Lien Notes, and the lenders under our Credit Facility and Senior Loan Facility, with respect to the collateral and certain other matters. On September 22, 2017, the Assignment Agreement was entered into between Wells Fargo under the Prior Credit Agreement and the Agent as further described in Note 6. As a result of the Assignment Agreement, the Agent has succeeded Wells Fargo in its capacity as administrative agent and collateral agent for the Credit Facility under the Amended and Restated Intercreditor Agreement. The Amended and Restated Intercreditor Agreement, among other things, modifies the terms of the Existing Intercreditor Agreement to (i) establish the relative priorities, rights, obligations and remedies with respect to the collateral among the Existing Holders, the holders of the Second Lien Notes, the lenders under the Credit Facility, the lenders under the Senior Loan Facility, the holders of future debt that is permitted to share the security interests currently held by them and the collateral agents of the foregoing (collectively, the “Secured Parties”); and (ii) modify the terms of the Existing Intercreditor Agreement to permit the holders of obligations under the Senior Loan Facility and the Second Lien Notes to share the security interests currently held by the Existing Holders and Wells Fargo as the lender under the Credit Facility as follows:

•	the obligations under the Credit Facility are secured by all of the existing collateral on a senior first lien priority basis;

•	the obligations under the Senior Loan Facility are secured by all of the existing collateral on a junior first lien priority basis;

•	the obligations under the Second Lien Notes are secured by substantially all of the existing collateral on a second lien priority basis; and

•	the obligations under the Senior Secured Notes are secured by substantially all of the existing collateral on a third lien priority basis.

In addition, the Amended and Restated Intercreditor Agreement provides that, following a triggering event, as among the Secured Parties, the Senior Representative (defined below) will have the right (subject to a purchase option by the other Secured Parties) to, or the right to direct any other collateral agent to, adjust or settle insurance policies or claims in the event of any loss thereunder relating to insurance proceeds with respect to collateral, to approve any award granted in any condemnation or similar proceeding affecting such insurance proceeds and to enforce rights, exercise remedies and discretionary rights and powers with respect to collateral. The Secured Parties agreed that if we or any guarantor becomes subject to a case under the U.S. Bankruptcy Code, the Secured Parties will only be permitted to object to a debtor-in-possession financing or the use of cash collateral if the Secured Parties for which the Senior Representative is the collateral agent also object. The “Senior Representative” under the Amended and Restated Intercreditor Agreement is Wells Fargo as the Credit Facility agent, until the obligations under the Credit Facility have been discharged in full, after which the Senior Loan Facility agent will be the Senior Representative; and once the Credit Facility agent and the Senior Loan Facility agent each cease to be the Senior Representative and the obligations under each of the Credit Facility and Senior Loan Facility have been discharged in full, the Senior Representative will be Wilmington Savings Fund Society, FSB, as the New Noteholder Collateral Agent. The material terms of the Amended and Restated Intercreditor Agreement, other than those summarized above, remain substantially as set forth in the Existing Intercreditor Agreement, except that the Noteholder Collateral Agent will no longer have a first-priority security interest in the “Noteholder Priority Collateral” (as such term is defined in the Existing Intercreditor Agreement).

On June 29, 2016, we and the Senior Secured Notes Guarantors, as pledgors, also entered into an amendment (the “Security Agreement Amendment”) to the Security Agreement, dated as of July 2, 2014 (as amended from time to time, the “Existing Security Agreement”), with Wilmington Savings Fund Society, FSB, as Noteholder Collateral Agent for the Senior Secured Notes. The Security Agreement Amendment introduced conforming changes to reflect the provisions incorporated into the Amended and Restated Intercreditor Agreement.

Use of Adjusted EBITDA and Adjusted Gross Profit (Non-GAAP measures) as Performance Measures

Adjusted EBITDA

We use an adjusted form of EBITDA to measure period over period performance, which is a non-GAAP measurement. Adjusted EBITDA is defined as net loss plus depreciation and amortization, plus interest expense, plus income taxes, plus share-based compensation, plus loss (gain) on disposal of property and equipment, plus costs incurred on debt restructuring, plus foreign exchange loss (gain) and plus nonrecurring one-time expenses. Our management uses Adjusted EBITDA as a supplemental financial measure to assess:

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

The computation of our Adjusted EBITDA (a non-GAAP measure) from net loss, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Years Ended December 31,
	2017	2016
Net loss	$(38,784)	$(22,009)
Depreciation and amortization (1)	12,099	16,910
Interest expense, net	29,363	23,697
Provision for income taxes	4,313	6,056
Share-based compensation (2)	1,925	1,383
Loss (gain) on disposal of property and equipment, net (3)	(101)	4,542
Costs incurred on debt restructuring (4)	—	5,439
Foreign exchange loss (gain), net (5)	1,308	(1,977)
Nonrecurring expenses (6)(7)	832	2,092
Adjusted EBITDA	$10,955	$36,133
(1)Depreciation and amortization expense was charged to the statements of operations as follows:

	Years Ended December 31,
	2017	2016
Cost of services	$11,725	$16,410
Selling, general and administrative expenses	374	500
Total depreciation and amortization expense	$12,099	$16,910

(2)	Share-based compensation primarily relates to the non-cash value of stock options and restricted stock awards granted to our employees and directors.
(3) Loss (gain) on disposal of property and equipment, net is primarily the impact of sale of equipment.
(4) Costs were incurred during the Restructurings.

(5)	Foreign exchange (gain) loss, net includes the effect of both realized and unrealized foreign exchange transactions.

(6)
Nonrecurring expenses in 2017 primarily consist of severance payments of $263 incurred in our Peru and Alaska locations, legal and claim costs related to employees in our Alaska and Bolivia locations, and various non-operating expenses incurred at our corporate location.

(7)
Nonrecurring expenses in 2016 primarily consist of severance payments of $928 incurred in our Peru, Colombia, Canada, Alaska and corporate locations payments related to tax services provided in connection with our Restructurings, and various non-operating expenses incurred at the corporate and Peru locations.

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
The computation of our Adjusted Gross Profit (a non-GAAP measure) from gross profit, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Years Ended December 31,
	2017	% of Revenue	2016	% of Revenue	Increase (Decrease)	Percentage Change
Gross profit as presented	$22,068	17.3%	$45,036	21.9%	$(22,968)	(51.0)%
Depreciation and amortization expense included in cost of services	11,725	9.3%	16,410	8.0%	(4,685)	(28.5)%
Gross profit excluding depreciation and amortization expense included in cost of services	$33,793	26.6%	$61,446	29.9%	$(27,653)	(45.0)%
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

We have historically and continue to assert that foreign earnings are permanently reinvested. While we have not currently changed the assertion with respect to foreign earnings compared to prior years, we are currently evaluating the impact of U.S. Tax Reform on the global structure and any associated impacts it may have on our assertion on a go forward basis and as such have not included a provisional estimate of the impact.

The U.S. Tax Reform Act includes two new U.S. tax base erosion provisions, the GILTI provisions and the BEAT provisions. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We have elected to account for GILTI tax in the period in which it is incurred, and therefore have not provided any deferred tax impacts of GILTI in our consolidated financial statements for year ended December 31, 2017. The BEAT provision in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. Starting January 1, 2018, we will account for BEAT in the period in which it is incurred to the extent we are subject to it.

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

Comprehensive Income

Comprehensive income includes net income (loss) as currently reported and considers the effect of additional economic events that are not required to be recorded in determining net income (loss) but rather reported as a separate component of stockholders’ equity. We report foreign currency translation gains and losses as a component of comprehensive (loss) income. Foreign currency translation gains and losses are not presented net of income taxes because the earnings of the foreign subsidiaries are considered permanently invested abroad and therefore not subject to income taxes or the income tax benefit of foreign currency translation losses would be offset by a valuation allowance.

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

Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, accrued liabilities, borrowings under the credit facility and borrowings under the senior loan facility. Due to their short-term maturities, the carrying amounts of these financial instruments approximate fair value at the respective balance sheet dates. Our financial instruments also include various issuances of notes payable. There were no financial instruments measured at fair value on a recurring basis at December 31, 2017 and 2016.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017 or 2016.

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

ITEM 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our evaluation under the criteria in Internal Control-Integrated Framework (2013), management has concluded that we maintained effective internal control over financial reporting as of December 31, 2017.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2018 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2018 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2018 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2018 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be delivered to stockholders in connection with our 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The following consolidated financial statements of the Company appear beginning on page FS-1 and are incorporated by reference into Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements

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

SAEXPLORATION HOLDINGS, INC.

Date: March 15, 2018	By:	/s/ Brent Whiteley
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

SIGNATURE	TITLE	DATE

/s/ Jeff Hastings	Chief Executive Officer and Chairman of the Board	March 15, 2018
Jeff Hastings	(Principal Executive Officer)

/s/ Brian Beatty	Chief Operating Officer and Director	March 15, 2018
Brian Beatty

/s/ Brent Whiteley	Chief Financial Officer, General Counsel, and	March 15, 2018
Brent Whiteley	Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ L. Melvin Cooper	Director	March 15, 2018
L. Melvin Cooper

/s/ Gary Dalton	Director	March 15, 2018
Gary Dalton

/s/ Michael Faust	Director	March 15, 2018
Michael Faust

/s/ Alan B. Menkes	Director	March 15, 2018
Alan B. Menkes

/s/ Jacob Mercer	Director	March 15, 2018
Jacob Mercer

EXHIBIT INDEX

Exhibit No.	Description	Included	Form	Filing Date
2.1	Agreement and Plan of Reorganization dated as of December 10, 2012, by and among the Corporation, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	December 11, 2012

2.2	First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among the Corporation, Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC.	By Reference	8-K	May 28, 2013

2.3	Restructuring Support Agreement dated as of June 13, 2016, among the Corporation, the members of management identified therein and the supporting holders identified therein.	By Reference	8-K	June 13, 2016

2.4
Restructuring Support Agreement dated as of December 19, 2017, by and among SAExploration Holdings, Inc., certain subsidiaries of SAExplorations Holdings, Inc., the members of management identified therein and the supporting holders identified therein.
		By Reference	8-K	December 20, 2017

3.1	Third Amended and Restated Certificate of Incorporation.	By Reference	8-K/A	September 9, 2016

3.2	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation.	By Reference	8-K	March 8, 2018

3.3	Second Amended and Restated By-Laws.	By Reference	8-K	August 1, 2016

3.4	Amendment No. 1 to Second Amended and Restated By-Laws.	By Reference	8-K	March 8, 2018

3.5	Certificate of Designations of 8.0% Cumulative Perpetual Series A Preferred Stock and Form of Series A Preferred Stock Certificate.	By Reference	8-K	February 1, 2018

3.6	Certificate of Designations of Mandatorily Convertible Series B Preferred Stock and Form of Series B Preferred Stock Certificate..	By Reference	8-K	February 1, 2018

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Indenture, dated July 2, 2014, by and among the Corporation, the guarantors named therein and U.S. Bank National Association, as trustee and noteholder collateral agent.	By Reference	8-K	July 9, 2014

4.3	Form of 10.000% Senior Secured Notes due 2019.	By Reference	10-Q	August 7, 2015

4.4	Notation of Guarantee executed June 19, 2015, among the Corporation, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC.	By Reference	10-Q	August 7, 2015

4.5	First Supplemental Indenture, dated as of June 29, 2016, among the Corporation, the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent.	By Reference	8-K	July 1, 2016

4.6	Indenture, dated July 27, 2016, by and among the Corporation, the guarantors named therein and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent.	By Reference	8-K	August 1, 2016

4.7	Form of 10.000% Senior Secured Second Lien Notes due 2019.	By Reference	8-K	August 1, 2016

4.8	Notation of Guarantee executed July 27, 2016, among SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC.	By Reference	8-K	August 1, 2016

4.9
First Supplemental Indenture, dated January 26, 2018, to Indenture, dated July 27, 2016, by and among the Corporation, the guarantors named therein and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent.
		By Reference	8-K	February 1, 2018

4.10	Warrant Agreement, dated as of July 27, 2016 between the Corporation and Continental Stock Transfer & Trust Company, as Warrant Agent.	By Reference	8-K	August 1, 2016

4.11	Warrant Agreement, dated as of January 29, 2018, between the Corporation and Continental Stock Transfer & Trust Company, as Warrant Agent and the form of Series C Warrant Certificates.	By Reference	8-K	February 1, 2018

4.12	Warrant Agreement, dated as of March 8, 2018, between the Corporation and Continental Stock Transfer & Trust Company, as Warrant Agent and the form of Series D Warrant Certificates.	By Reference	8-K	March 8, 2018

4.13	Registration Rights Agreement dated June 24, 2013, by and between the Corporation and CLCH, LLC.	By Reference	8-K	June 28, 2013

4.14	Registration Rights Agreement dated July 27, 2016, between the Corporation and the holders named therein.	By Reference	8-K	August 1, 2016

4.15	First Amendment dated as of August 25, 2016 to Registration Rights Agreement dated July 27, 2016, between the Corporation and the holders named therein.	By Reference	8-K	August 25, 2016

4.16	Registration Rights Agreement, dated January 29, 2018, by and among the Corporation and the holders named therein.	By Reference	8-K	February 1, 2018

10.1	Merger Consideration Escrow Agreement dated as of June 24, 2013, by and among the Corporation, CLCH, LLC and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 28, 2013

10.2	Form of Indemnification Agreement.	By Reference	8-K	June 28, 2013

10.3	Security Agreement, dated July 2, 2014, by and among the Corporation, the guarantors named therein and U.S. Bank National Association, as noteholder collateral agent.	By Reference	8-K	July 9, 2014

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

10.6
First Amended and Restated Credit and Security Agreement, dated as of September 22, 2017, by and among SAExploration, Inc., as Borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto and Cantor Fitzgerald Securities, as Agent.
		By Reference	8-K	September 29, 2017

10.7
Amendment No. 1 to First Amended and Restated Credit and Security Agreement, dated as of December 21, 2017, by and among SAExploration, Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto and Cantor Fitzgerald Securities, as Agent.
		By Reference	8-K	December 26, 2017

10.8
Amendment No. 2 to First Amended and Restated Credit and Security Agreement, dated as of February 28, 2018, by and among SAExploration, Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto and Cantor Fitzgerald Securities, as Agent.
		By Reference	8-K	March 2, 2018

10.9
Term Loan and Security Agreement, dated as of June 29, 2016, by and among the Corporation, as borrower, the guarantors named therein, as guarantors, the lenders, from time to time party thereto, as lenders and Delaware Trust Company, as collateral agent and administrative agent.
		By Reference	8-K	July 1, 2016

10.10
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
		By Reference	8-K	July 1, 2016

10.11	Security Agreement, dated July 27, 2016, by and among the Corporation, the guarantors named therein and Wilmington Savings Fund Society, FSB, as noteholder collateral agent.	By Reference	8-K	August 1, 2016

10.12
Additional Indebtedness Joinder and Designation, dated as of July 27, 2016, by and among Wells Fargo Bank, National Association, as ABL Agent, Wilmington Savings Fund Society, FSB, as Existing Noteholder Agent, Delaware Trust Company, as Term Agent, and Wilmington Savings Fund Society, FSB, as Additional Noteholder Agent.
		By Reference	8-K	August 1, 2016

10.13	Amendment No. 1 dated as of October 24, 2016 to Term Loan and Security Agreement, dated as of June 29, 2016.	By Reference	8-K	October 27, 2016

10.14	Amendment No. 2 dated as of September 8, 2017 to Term Loan and Security Agreement.	By Reference	8-K	September 14, 2017

10.15	Amendment No. 3 dated as of February 28, 2018 to Term Loan and Security Agreement.	By Reference	8-K	March 2, 2018

10.16
Amendment No. 1, dated as of January 26, 2018, to Security Agreement dated July 27, 2016, by and among the Corporation, the Guarantors named therein and Wilmington Savings Fund Society, FSB, as noteholder collateral agent.
		By Reference	8-K	February 1, 2018

10.17	Form of Director and Officer Indemnification Agreement.	By Reference	8-K	August 1, 2016

10.18	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Corporation and Jeff Hastings.	By Reference (*)	8-K	August 9, 2016

10.19	First Amendment to Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Corporation and Jeff Hastings.	By Reference (*)	10-Q	August 21, 2017

10.20	Second Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between the Corporation and Jeff Hastings.	Herewith

10.21	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Corporation and Brian Beatty.	By Reference (*)	8-K	August 9, 2016

10.22	First Amendment to Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Corporation and Brian Beatty.	By Reference (*)	10-Q	August 21, 2017

10.23	Second Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between the Corporation and Brian Beatty.	Herewith

10.24	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Corporation and Brent Whiteley.	By Reference (*)	8-K	August 9, 2016

10.25	First Amendment to Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Corporation and Brent Whiteley.	By Reference (*)	10-Q	August 21, 2017

10.26	Second Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between the Corporation and Brent Whiteley.	Herewith

10.27	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Corporation and Mike Scott.	By Reference (*)	8-K	August 9, 2016

10.28	First Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between the Corporation and Mike Scott.	Herewith

10.29	Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between the Corporation and Darin Silvernagle.	By Reference (*)	8-K	August 9, 2016

10.30	First Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between the Corporation and Darin Silvernagle.	Herewith

10.31	Executive Employment Agreement, dated August 3, 2016, by and between the Corporation and Ryan Abney.	By Reference (*)	8-K	August 9, 2016

10.32	First Amendment to Executive Employment Agreement, dated November 10, 2016, by and between the Corporation and Ryan Abney.	By Reference (*)	8-K	November 15, 2016

10.33	Second Amendment to Executive Employment Agreement, dated January 29, 2018, by and between the Corporation and Ryan Abney.	Herewith

10.34
SAExploration Holdings, Inc. 2016 Long-Term Incentive Plan, Form of Notice of Stock Option Award-MIP Options and Form of Stock Option Award Agreement-MIP Options and Form of Notice of Stock Units Award-MIP Stock Units and Form of Stock Units Award Agreement-MIP Stock Units.
		By Reference (*)	8-K	August 9, 2016

10.35	Amended and Restated 2016 Long-Term Incentive Plan.	By Reference (*)	8-K	May 10, 2017

10.36	2018 Long-Term Incentive Plan.	By Reference (*)	DEF14C	February 9, 2018

14.1	Code of Ethics.	By Reference	S-1/A	April 28, 2011

21.1	List of subsidiaries.	By Reference	S-4	April 30, 2015

23.1	Consent of Pannell Kerr Forster of Texas, P.C.	Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

101.IN	XBRL Instance Document.	Herewith

101.SCH	XBRL Taxonomy Extension Scheme Document.	Herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Herewith

101.DEF	XBRL Taxonomy Extension Definition Document.	Herewith

101.LAB	XBRL Taxonomy Label Linkbase Document.	Herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Herewith
_____________________________________________
(*) Denotes compensation arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SAEXPLORATION HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of SAExploration Holdings, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SAExploration Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2014.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 15, 2018

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$3,613	$11,460
Restricted cash	41	536
Accounts receivable, net	6,105	69,721
Deferred costs on contracts	2,107	8,644
Prepaid expenses	6,395	1,977
Total current assets	18,261	92,338
Property and equipment, net	32,946	42,759
Intangible assets, net	671	721
Goodwill	1,832	1,711
Deferred loan issuance costs, net	5,352	20,856
Accounts receivable, net, noncurrent	78,102	37,984
Deferred income tax assets	4,592	5,122
Other assets	182	164
Total assets	$141,938	$201,655

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,551	$9,301
Accrued liabilities	6,311	12,750
Income and other taxes payable	7,887	15,605
Borrowings under senior loan facility	995	—
Borrowings under credit facility	—	5,844
Current portion of capital leases	—	56
Deferred revenue	1,477	7,975
Total current liabilities	21,221	51,531
Borrowings under senior loan facility	29,000	29,995
Borrowings under credit facility	4,401	—
Second lien notes, net	85,050	80,238
Senior secured notes, net	1,847	1,830
Other long-term liabilities	608	—
Total liabilities	142,127	163,594
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares outstanding	—	—
Common stock, $0.0001 par value, 55,000,000 shares authorized, and 9,424,334 and 9,358,529 outstanding at December 31, 2017 and 2016, respectively	1	1
Additional paid-in capital	133,741	131,816
Accumulated deficit	(133,306)	(92,550)
Accumulated other comprehensive loss	(5,082)	(4,822)
Treasury stock, 38,024 shares at cost	(113)	—
Total stockholders’ equity (deficit) attributable to the Corporation	(4,759)	34,445
Noncontrolling interest	4,570	3,616
Total stockholders’ equity (deficit)	(189)	38,061
Total liabilities and stockholders’ equity (deficit)	$141,938	$201,655

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016
Revenue from services	$127,022	$205,564
Cost of services excluding depreciation and amortization	93,229	144,118
Depreciation and amortization included in cost of services	11,725	16,410
Gross profit	22,068	45,036
Selling, general and administrative expenses	25,697	29,253
(Gain)/loss on disposal of property and equipment, net	(101)	4,542
Income (loss) from operations	(3,528)	11,241
Other income (expense):
Costs incurred on debt restructuring	—	(5,439)
Interest expense, net	(29,363)	(23,697)
Foreign exchange gain (loss), net	(1,308)	1,977
Other, net	(272)	(35)
Total other expense, net	(30,943)	(27,194)
Loss before income taxes	(34,471)	(15,953)
Provision for income taxes	4,313	6,056
Net loss	(38,784)	(22,009)
Less: net income attributable to noncontrolling interest	1,972	3,021
Net loss attributable to the Corporation	$(40,756)	$(25,030)

Net loss attributable to Corporation per common share:
Basic	$(4.34)	$(6.13)
Diluted	$(4.34)	$(6.13)

Weighted average shares:
Basic	9,386,910	4,083,103
Diluted	9,386,910	4,083,103

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2017	2016
Net loss	$(38,784)	$(22,009)
Foreign currency translation loss	(260)	(551)
Total comprehensive loss	(39,044)	(22,560)
Less: net income attributable to noncontrolling interest	1,972	3,021
Comprehensive loss attributable to the Corporation	$(41,016)	$(25,581)

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2017 and 2016
(In thousands, except share amounts)

	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Treasury Stock	Total Corporation Stockholders’ Equity (Deficit)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2015	$2	$35,763	$(66,139)	$(4,271)	$—	$(34,645)	$4,433	$(30,212)
Foreign currency translation	—	—	—	(551)	—	(551)	—	(551)
Distribution to noncontrolling interest	—	—	—	—	—	—	(3,838)	(3,838)
Employee share-based compensation	—	1,254	—	—	—	1,254	—	1,254
Grantee election to fund payroll taxes out of restricted stock grant	—	(9)	—	—	—	(9)	—	(9)
Issuance of shares to non-employee directors	—	129	—	—	—	129	—	129
Common stock issued in exchange of senior secured notes for second lien notes	1	65,002	—	—	—	65,003	—	65,003
Common stock issued to participants in senior loan facility	—	28,425	—	—	—	28,425	—	28,425
Fair value of warrants issued to stockholders	—	1,381	(1,381)	—	—	—	—	—
Adjustment for reverse stock split	(2)	2	—	—	—	—	—	—
Legal costs of issuing stock associated with restructuring		(131)	—	—	—	(131)	—	(131)
Net income (loss)	—	—	(25,030)	—	—	(25,030)	3,021	(22,009)
Balances at December 31, 2016	1	131,816	(92,550)	(4,822)	—	34,445	3,616	38,061
Foreign currency translation	—	—	—	(260)	—	(260)	—	(260)
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,095)	(1,095)
Employee share-based compensation expense	—	1,925	—	—	—	1,925	—	1,925
Purchase of treasury stock	—	—	—	—	(113)	(113)	—	(113)
Loss of control of variable interest entity (see Note 15)	—	—	—	—	—	—	77	77
Net income (loss)	—	—	(40,756)	—	—	(40,756)	1,972	(38,784)
Balances at December 31, 2017	$1	$133,741	$(133,306)	$(5,082)	$(113)	$(4,759)	$4,570	$(189)

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016
Operating activities:
Net loss attributable to Corporation	$(40,756)	$(25,030)
Net income attributable to noncontrolling interest	1,972	3,021
Net loss	(38,784)	(22,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,099	16,910
Amortization of loan issuance costs, debt discount and debt premium	16,602	10,455
Capitalization of in kind interest	4,848	3,619
Deferred income taxes	530	(1,322)
(Gain)/loss on disposal of property and equipment, net	(101)	4,542
Employee share-based compensation	1,925	1,383
Bad debt expense	—	12
Unrealized gain on foreign currency transactions	(543)	(2,548)
Changes in operating assets and liabilities:
Accounts receivable	21,766	(37,421)
Prepaid expenses	(4,420)	(1,060)
Deferred costs on contracts	6,546	(3,489)
Accounts payable	(4,868)	(8,012)
Accrued liabilities	(5,933)	2,153
Income and other taxes payable	(7,710)	12,898
Deferred revenue	(6,496)	4,072
Other, net	(14)	(13)
Net cash used in operating activities	(4,553)	(19,830)
Investing activities:
Purchase of property and equipment	(2,670)	(3,352)
Proceeds from disposal of property and equipment	1,910	488
Net cash used in investing activities	(760)	(2,864)
Financing activities:
Borrowings under senior loan facility	—	29,995
Payment of senior loan facility fee, debt discount and loan issuance costs	(1,166)	(2,002)
Credit facility borrowings	33,401	44,470
Credit facility repayments	(34,245)	(46,525)
Purchase of treasury stock	(113)	—
Distribution to noncontrolling interest	(1,095)	(3,838)
Legal fees for stock issuance associated with restructuring	—	(131)
Other financing activities	(56)	(127)
Net cash provided by (used in) financing activities	(3,274)	21,842
Effect of exchange rate changes on cash, cash equivalents and restricted cash	245	1,030
Net change in cash, cash equivalents and restricted cash	(8,342)	178
Cash, cash equivalents and restricted cash at the beginning of year	11,996	11,818
Cash, cash equivalents and restricted cash at the end of year	$3,654	$11,996

Supplemental disclosures of cash flow information:
Interest paid	$6,154	$8,462
Income taxes paid	$7,668	$254
Non-cash investing and financing activities:
Debt issuance costs included in accounts payable	$550	$—
Capital assets acquired included in accounts payable	$49	$559
Capital assets sold included in accounts receivable	$—	$1,850
Common stock issued to senior loan facility participants	$—	$28,425
Senior secured notes exchanged for equity	$—	$65,003
Accrued interest exchanged for second lien notes	$—	$7,459
Fair value of warrants issued to stockholders	$—	$1,381
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

NOTE 2 — RESTRUCTURINGS

2017 Restructuring

On December 19, 2017, the Corporation entered into a restructuring support agreement (the "2017 Restructuring Support Agreement") with holders (the "2017 Supporting Holders") that beneficially own in excess of 85% in principal amount of the Corporation’s 10% Senior Secured Second Lien Notes due 2019 (the "Second Lien Notes") to provide additional liquidity and realign its capital structure to better support operations during the prolonged industry downturn.

The following is a summary of the key aspects of the 2017 Restructuring:

Exchange of Second Lien Notes for Common Stock, Convertible Preferred Stock and Warrants. The Corporation commenced an offer on December 22, 2017 ("2017 Exchange Offer") to exchange each $1 of Second Lien Notes and 10% Senior Secured Notes due 2019 (the "Senior Secured Notes") held by the holders participating in the 2017 Exchange Offer ("2017 Participating Holders") for (i) 21.8457 shares of newly issued Corporation common stock, (ii) 0.4058 shares of newly issued 8% divided convertible preferred stock (the "Series A Preferred Stock"), (iii) 10.9578 shares of newly issued convertible preferred stock (the "Series B Preferred Stock", together with the Series A Preferred Stock, the "Preferred Stock") and (iv) 94.7339 newly created Series C Warrants with an exercise price of $0.0001 (the "Series C Warrants"). The 2017 Exchange Offer closed on January 29, 2018 (the "2017 Closing Date"). In connection with the 2017 Exchange Offer, the Corporation also completed a consent solicitation to make certain changes to the indenture for the Second Lien Notes and related security agreements, which among other matters released all the collateral from the liens securing the Second Lien Notes, removed substantially all restrictive covenants and deleted certain events of default. For accounting purposes, the 2017 exchange will be recognized during the first quarter of 2018. A further description of the Second Lien Notes and Senior Secured Notes is provided in Note 8, a further description of the Preferred Stock is provided in Note 13 and a further description of the Series C Warrants is provided in Note 12.

Issuance of Common Stock, Preferred Stock, and Series C Warrants. Pursuant to the 2017 Exchange Offer, in exchange for approximately $78,037 of Second Lien Notes, or 91.8% of the principal amount of Second Lien Notes outstanding and $7 of Senior Secured Notes, or less than 1% of the Senior Secured Notes outstanding, the Corporation newly issued (i) 812,321 shares of common stock, (ii) 31,669 shares of Series A Preferred Stock, (iii) 855,195 shares of Series B Preferred Stock, and (iv) 8,286,061 Series C Warrants.

Conversion of Mandatorily Convertible Series B Preferred Stock and Series D Warrants. Each outstanding share of Series B Preferred Stock was convertible into 21.7378 shares of common stock or, if an election is made by an eligible holder, into warrants representing the right to receive 21.7378 shares of common stock. On March 6, 2018, all of the Series B Preferred Stock was automatically converted into 4,491,674 shares of common stock and 14,098,370 Series D Warrants with an exercise price of $0.0001 (the "Series D Warrants"). A further description of Series B Preferred Stock is provided in Note 13 and a further description of the Series D Warrants is provided in Note 12.
Change in Priority of Secured Indebtedness. After the 2017 Closing Date, the priority claims of the Corporation’s secured indebtedness were (i) the Credit Facility, which is secured by all of the existing collateral on a senior first lien priority basis, (ii)

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 2 — RESTRUCTURING – (continued)

the Senior Loan Facility, which is secured by all of the existing collateral on a junior first lien priority basis, and (iii) the Senior Secured Notes, which are secured by substantially all of the existing collateral on what is effectively a second lien priority basis as a result of the release of the liens on the collateral by the holders of the Second Lien Notes.
Maturity Dates on the Senior Loan, Facility and the Credit Facility. Effective February 28, 2018, the maturity dates on the Corporation’s Senior Loan Facility and Credit Facility were set at January 2, 2020 by amendments to those agreements removing provisions allowing for the acceleration of the maturity dates under certain conditions.
Board of Directors. As of the 2017 Closing Date, the Board of the Corporation (the "Board of Directors") is comprised of seven directors. As a result of an amendment to the Corporation’s certificate of incorporation and bylaws, effective as of March 5, 2018, each holder of common stock whose holdings exceed nine percent of the total shares of common stock outstanding is entitled to nominate one member of the Board of Directors so long as its respective holdings continue to exceed nine percent. As a result, three of the 2017 Supporting Holders are entitled to nominate a director, and two of them have done so.
Senior Management and Share-Based Compensation. The Corporation entered into amendments to the employment agreements with members of its existing senior management. Existing equity grants under the 2016 Amended and Restated Long-Term Incentive Plan vested as of the 2017 Closing Date for all current participants and 178,787 shares of common stock were issued net of income tax and exercise price withholdings. Additionally, the Corporation adopted a new 2018 Long Term Incentive Plan for directors, management and key employees.

2016 Restructuring

On June 13, 2016, the Corporation entered into a comprehensive restructuring support agreement (the “2016 Restructuring Support Agreement”) with holders (the “2016 Supporting Holders”) of approximately 66% of the par value of the Senior Secured Notes to address its cash flow and liquidity difficulties and uncertainty regarding the State of Alaska tax credit program, and continued downturn in the oil and natural gas exploration sector. The 2016 Supporting Holders and the Corporation agreed to a comprehensive restructuring of the Corporation’s balance sheet, which included the funding of up to $30 million in new capital (the “2016 Restructuring”).

The following is a summary of the key aspects of the 2016 Restructuring:

Exchange of Senior Secured Notes for Second Lien Notes. The Corporation commenced an offer on June 24, 2016 (“2016 Exchange Offer”) to exchange each $1 of Senior Secured Notes for (i) $0.50 of newly issued Second Lien Notes and (ii) 46.41 shares of newly issued Corporation common stock (giving effect to a 135-for-1 reverse stock split that was effected in connection with closing of the exchange offer, (the “Reverse Stock Split”). The 2016 Exchange Offer closed on July 27, 2016 (“2016 Closing Date”). In connection with the 2016 Exchange Offer, the Corporation also completed a consent solicitation to make certain proposed limited amendments to the terms of the indenture for the Senior Secured Notes, the related security documents and the existing intercreditor agreement to permit the 2016 Restructuring. For accounting purposes, the 2016 exchange was recognized during the third quarter of 2016. A further description of the terms of the Second Lien Notes and revised terms of the Senior Secured Notes is provided in Note 8.

Senior Loan Facility. On June 29, 2016, the Supporting Holders and the Corporation entered into a $30 million multi-draw senior secured term loan facility (the "Senior Loan Facility"). All holders of Senior Secured Notes that participated in the 2016 Exchange Offer were also able to participate in the Senior Loan Facility. Borrowings under the Senior Loan Facility bear interest at a rate of 10% per year, payable monthly. As part of the consideration for providing the Senior Loan Facility, the Corporation issued to the lenders shares equal to 28.2% of the outstanding shares of its common stock as of the 2016 Closing Date, after giving effect to the Reverse Stock Split. A further description of the terms of the Senior Loan Facility is provided in Note 7.

Change in Priority of Secured Indebtedness. After the 2016 Closing Date, the priority claims of the Corporation’s secured indebtedness were (i) the credit facility, which was secured by all of the existing collateral on a senior first lien priority basis, (ii) the Senior Loan Facility, which was secured by all of the existing collateral on a junior first lien priority basis, (iii) the Second Lien Notes, which were secured by substantially all of the existing collateral on a second lien priority basis and (iv) the Senior Secured Notes, which were secured by substantially all of the existing collateral on a third lien priority basis.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 2 — RESTRUCTURING – (continued)

Reverse Stock Split and Issuance of Common Stock. The Corporation’s stockholders approved a 135-for-1 reverse stock split that was effected on the 2016 Closing Date. After the reverse stock split, 9,213,804 shares of common stock, representing 92.69% of the shares outstanding as of the 2016 Closing Date, were issued to the lenders under the Senior Loan Facility and to tendering holders of the Senior Secured Notes. The effect of the Reverse Stock Split on current and prior periods’ earnings per share is discussed in Note 10 and the effect on shares of common stock outstanding is discussed in Note 13.

Board of Directors. As of the 2016 Closing Date, the Board of Directors was intended to be comprised of seven directors with the final director appointment made on January 11, 2017. The Board of Directors then consisted of: one member of senior management, four directors chosen by the 2016 Supporting Holders, including one member of senior management, one director chosen by Whitebox Advisors LLC and one director chosen by BlueMountain Capital Management, LLC. Each of Blue Mountain Capital Management, LLC and Whitebox Advisors LLC has the right to choose one director to be nominated by the Corporation for so long as each of their common stock holdings following the 2016 Closing Date exceed 10% of the total shares outstanding.

Senior Management and Share-Based Compensation. The Corporation entered into new employment agreements with members of its existing senior management. Existing equity grants under the 2013 Long-Term Incentive Plan vested as of the Closing Date for all current participants. Additionally, the Corporation adopted a management Long Term Incentive Plan, which was amended and restated during 2017 as further discussed in Note 14.

Series A Warrants and Series B Warrants. As of the 2016 Closing Date, the Corporation issued warrants to existing holders of its common stock for 4.5% of the outstanding common stock. A further description of the terms of the warrants is provided in Note 12.

NOTE 3 — CREDIT CONCENTRATION

At December 31, 2017, the Corporation's largest accounts receivable from one customer was $78.1 million, representing 93% of total consolidated accounts receivable. This customer was relying on monetization of exploration tax credits under a State of Alaska tax credit program (“Tax Credits”), which monetization was historically accomplished by receipt of predictable payments from the State of Alaska or from third party financing sources. Due to changed economic and political circumstances in the State of Alaska, however, substantial uncertainty regarding the timing of payments from the State of Alaska has developed, which affected the availability of funding from other sources, which in turn has affected the timing of the Corporation receiving payments on its account receivable. As a result, as of December 31, 2017, the Corporation classified the entire receivable from the customer as a long-term accounts receivable totaling $78.1 million, including an additional $42.1 million reclassification to long-term accounts receivable during the quarter ended December 31, 2017. As of December 31, 2016, $38.0 million was classified as long-term accounts receivable based on the expected timing to monetize the Tax Credits at that point in time.

Due to the customer’s inability to monetize the Tax Credits, the customer assigned $89.0 million of Tax Credits to the Corporation as security so that the Corporation could seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s overdue account receivable. As of December 31, 2017, the State of Alaska has completed its audits of approximately $59.1 million of Tax Credit applications. These audits resulted in the Corporation receiving approximately $56.2 million of Tax Credit certificates from the State of Alaska in 2016 and 2017. Subsequent to December 31, 2017, the State of Alaska completed its audit of $8.6 million of Tax Credit applications. This audit and successful appeal of certain previously disallowed expenses resulted in the Corporation receiving an additional $8.3 million and $2.9 million of Tax Credit certificates, for a total of $64.5 million of Tax Credit certificates. In 2018 the Corporation expects that the State of Alaska will complete its audit on the last Tax Credit application for approximately $21.3 million.

The Corporation recorded a reduction of the accounts receivable balance of $3.5 million and $10.9 million related to the monetization of Tax Credit certificates during the years ended December 31, 2017 and 2016, respectively, from the sale of some of its Tax Credit certificates at a slight discount to an Alaskan producer of oil and gas that used the certificates to satisfy production taxes it owed to the State of Alaska.

The Corporation has identified a number of paths to payment of its account receivable and continues to diligently pursue them. These paths include receiving payment on the account receivable by the following means: (i) receiving cash in payment in full of the Tax Credit certificates from the State of Alaska, (ii) receiving proceeds from the possible issuance by the State of Alaska of bonds to pay its Tax Credit liabilities at a discount, (iii) selling Tax Credit certificates into the secondary market to producers at a

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 3 — CREDIT CONCENTRATION – (continued)

discount, (iv) receiving cash from a third party to purchase the Tax Credit certificates at what is likely to be a more substantial discount, (v) receiving license fees from additional licenses of the seismic data produced for the customer and (vi) selling some or all the seismic data produced for the customer.

Historically, the State of Alaska annually appropriated the amounts needed to pay all Tax Credit certificates for the prior fiscal year. Falling oil and gas prices have substantially reduced Alaska’s revenue from production taxes resulting in significant Alaskan budget deficits. While the Alaskan legislature has appropriated funds for the last two fiscal years to pay outstanding Tax Credit certificates, the Alaskan Governor has vetoed the line item in each year, and limited the appropriation in the last fiscal year to the statutorily established minimum amount of appropriations. In February 2018, the Corporation was advised by the State of Alaska that, so long as the payment is limited to the statutorily established minimum amount, it should not expect to receive any payments until fiscal year 2021 and possibly should not expect to be fully paid until fiscal year 2024. In addition, the Alaskan Department of Revenue has acted to limit the secondary market for Tax Credit certificates by not only slowing down the timing for auditing Tax Credit applications and for making payments, but also by issuing advisory opinions in the third quarter of 2016 and the first quarter of 2017 that, contrary to earlier advice, effectively cut-off the secondary market for Tax Credit certificates. These advisory rulings cut-off using transferred Tax Credit certificates for prior years’ tax obligations and not allowing them to be used to pay taxes owed below the four percent minimum production tax rate. While in mid-2017, the Alaska legislature subsequently reversed the prohibition on using transferred Tax Credit certificates for prior years' obligations, to date transferred Tax Credit certificates cannot be used to go below the four percent floor, and the secondary market remains inactive.

One recent development may accelerate payment of the account receivable. The Governor of Alaska has introduced legislation to allow Alaska to issue bonds to pay-off at a discount its approximately $1.2 billion liability for Tax Credits. There can be no assurance, however, that this alternative will provide a viable means to more quickly monetize the Corporation’s Tax Credit certificates.

The Corporation continues to explore all the options described above to monetize the Tax Credit certificates. It continues to believe that selling the certificates at a discount to producers that are able to apply the certificates to reduce their own Alaskan tax liabilities should yet again become a viable monetization option. The Corporation has a contract with a producer that provides that the producer will purchase the Corporation’s Tax Credit certificates to the extent that it can use them to satisfy its tax liabilities. In December 2017 the active Alaskan producers agreed to a $786 million settlement regarding tariffs relating to the Trans Alaskan pipeline with FERC, which FERC approved in March 2018 that will result in significantly increased production taxes being owed by the producers to the State of Alaska. Those taxes could be satisfied by purchase of Tax Credit certificates, at a discount to the face value of the Tax Credit certificate. The Corporation also believes that rising oil prices may increase the market for the Tax Credit certificates, but there can be no assurance that prices will increase sufficient to improve the market or when it might occur.

The Corporation has other possible ways to receive payments on its account receivable that do not involve monetization of the Tax Credits. The Corporation continues to assist the customer in actively marketing and licensing the seismic data it collected on behalf of the customer.   Licensing revenues received must be paid to the Corporation in satisfaction of the Corporation's account receivable.   In addition, subject to any licenses granted, the customer has the right to sell the data and apply the proceeds to the Corporation's receivable.  The Corporation believes that the receipt of these licensing revenues and sales proceeds may be sufficient to cover the difference between the outstanding account receivable and the cash it is able to generate by monetization of the Tax Credits, but there can be no assurance that it will occur or when any such payments will be received.

A risk exists that any monetization of the Tax Credit certificates will require a selling at a discount, and that the discount may be substantial, resulting in proceeds insufficient to fully repay the customer’s outstanding account receivable. Should this result, and the Corporation does not receive additional payments from either licensing or selling of the seismic data, the Corporation may be required to record an impairment to the amount due from the customer. At this point, however, the Corporation does not believe that it is probable that the account receivable was impaired as of December 31, 2017, due in main part to the fact that the State of Alaska is obligated to fully fund its Tax Credit certificate liabilities regardless of the timing of such payments.

NOTE 4 — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 4 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

The accompanying consolidated financial statements include the accounts of SAExploration Holdings, Inc., its wholly-owned subsidiaries and controlled entities. All intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements of the Corporation have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Certain amounts in the consolidated statement of cash flows for the year ended December 31, 2017 and notes to consolidated financial statements presented herein have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss attributable to the Corporation, comprehensive loss, or stockholders' equity (deficit).

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

Significant Risks and Uncertainties

The Corporation’s primary market risks include fluctuations in oil and natural gas commodity prices, which affect demand for and pricing of services. Also, the Corporation conducts operations outside the United States, which exposes the Corporation to market risks from changes in exchange rates. All of the Corporation’s customers are involved in the oil and natural gas industry, which exposes the Corporation to credit risk because the customers may be similarly affected by changes in economic and industry conditions. Further, the Corporation generally provides services and extends credit to a relatively small group of key customers that account for a significant percentage of revenues and accounts receivable of the Corporation at any given time as discussed further in Note 17. Due to the nature of the Corporation’s contracts and customers’ projects, the largest customers can change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year. If any key customers were to terminate their contracts or fail to contract for future services due to changes in ownership or business strategy or for any other reason, the Corporation’s results of operations could be affected. As of December 31, 2017 and 2016, a significant portion of our receivables are due from one customer as further described in Note 3.

Cash and Cash Equivalents

The Corporation considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Corporation has cash in banks that may exceed insured limits established in the United States and foreign countries. The Corporation has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents. The Corporation conducts operations outside the United States, which exposes the Corporation to market risks from changes in exchange rates. As of December 31, 2017 and 2016, the balance of cash in subsidiaries outside of the United States totaled $2,508 and $5,960, respectively.

Restricted Cash

Restricted cash consists primarily of cash collateral for labor claims, office rental, cash in another country restricted by exchange control regulations and customs bonds.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are uncollateralized obligations recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The cyclical nature of the Corporation’s industry may affect the Corporation’s customers’ operating performance and cash flows, which could impact the Corporation’s ability to collect on these obligations. Additionally, some of the Corporation’s customers are

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 4 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

located in certain international areas that are inherently subject to economic, political and civil risks, which may impact the Corporation’s ability to collect receivables. Approximately 5% and 19% of the Corporation's trade accounts receivable at December 31, 2017 and 2016, respectively, were from customers outside the United States. The Corporation maintains an allowance for doubtful accounts for estimated losses in its accounts receivable portfolio. It utilizes the specific identification method for establishing and maintaining the allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Revenue Recognition

The Corporation’s services are provided under master service agreements that set forth the respective obligations of the Corporation and its customers. A supplemental agreement is entered into for each data acquisition project, which sets forth the terms of the specific project including the right of either party to cancel on short notice. Customer contracts for services vary in terms and conditions. Contracts are either “turnkey” (fixed price) agreements that provide for a fixed fee per unit of measure, or “term” (variable price) agreements that provide for a fixed hourly, daily or monthly fee during the term of the project. Under turnkey agreements, the Corporation recognizes revenue based upon output measures as work is performed. This method requires that the Corporation recognize revenue based upon quantifiable measures of progress, such as square or linear kilometers surveyed or each unit of data recorded. Expenses associated with each unit of measure are immediately recognized. If it is determined that a contract will have a loss, the entire amount of the loss associated with the contract is immediately recognized. Revenue under a “term” contract is billed as the applicable rate is earned under the terms of the agreement. Under contracts that require the customer to pay separately for the mobilization of equipment, the Corporation recognizes such mobilization fees as revenue during the performance of the seismic data acquisition, using the same output measures as for the seismic work. To the extent costs have been incurred under service contracts for which the revenue has not yet been earned, those costs are deferred on the balance sheet within deferred costs on contracts until the revenue is earned, at which point the costs are recognized as cost of services over the life of the contract or, until the Corporation determines the costs are not recoverable, at which time they are expensed.

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

Deferred Revenue

Deferred revenue primarily represents amounts billed or payments received for services in advance of the services to be rendered over a future period. Deferred revenue of $1,477 and $7,975 at December 31, 2017 and 2016, respectively, consists primarily of payments for mobilization and seismic services.

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

Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Corporation first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No long-lived assets were impaired during the years ended December 31, 2017 or 2016.

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

First, the fair value of the Reporting Unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the Reporting Unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of the Reporting Unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. The Corporation’s 2017 and 2016 evaluations of goodwill concluded that it was not impaired.

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

The Corporation has historically and continues to assert that foreign earnings are permanently reinvested. While the Corporation has not currently changed the assertion with respect to foreign earnings compared to prior years, the Corporation is currently evaluating the impact of U.S. Tax Reform on the global structure and any associated impacts it may have on the Corporation’s assertion on a go forward basis and as such have not included a provisional estimate of the impact. See Note 11, “Income Taxes”, for additional information regarding U.S. Tax Reform.

The U.S. Tax Reform Act includes two new U.S. tax base erosion provisions, the GILTI provisions and the BEAT provisions. The GILTI provisions require the Corporation to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Corporation has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for year ended December 31, 2017. The BEAT provision in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. Starting January 1, 2018, the Corporation will account for BEAT in the period in which it is incurred to the extent the Corporation is subject to it.

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

Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of operations as foreign exchange gain (loss). For the foreign subsidiaries and branches using USD as their functional currency, any local currency operations are re-measured to USD. The re-measurement of these operations is included in the consolidated statements of operations as foreign exchange gain (loss).
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

The Corporation’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, borrowings under the credit facility and borrowings under the senior loan facility. Due to their short-term maturities, the carrying amounts of these financial instruments approximate fair value at the respective balance sheet dates. The Corporation's financial instruments also include various issuances of notes payable. There were no Corporation financial instruments measured at fair value on a recurring basis at December 31, 2017 and 2016.

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

The Corporation has completed its assessment of the impact of the standard on its consolidated financial statements and related disclosures. The Corporation adopted the standard using the modified retrospective method on January 1, 2018. The modified retrospective method requires a company to recognize the cumulative effect of initially applying the new standard as an adjustment to retained earnings. The Corporation had no adjustment to retained earnings as a result of initially applying the standard. The adoption of this standard affects the timing in which the Corporation recognizes certain miscellaneous revenues of its contracts and requires expanded disclosure. The Corporation does not expect the adoption of this standard to have a material effect on the financial position, results of operations, and cash flows on an ongoing basis.

Going Concern

In August 2014, the FASB issued new guidance on disclosures of uncertainties about an entity's ability to continue as a going concern. The guidance requires management's evaluation of whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. This assessment must be made in connection with preparing financial statements for each annual and interim reporting period. Management's evaluation should be based on the relevant conditions and events that are known and reasonably knowable at the

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 4 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

date the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, but this doubt is alleviated by management's plans, the entity should disclose information that enables the reader to understand what the conditions or events are, management's evaluation of those conditions or events and management's plans that alleviate that substantial doubt. If conditions or events raise substantial doubt and the substantial doubt is not alleviated, the entity must disclose this in the footnotes. The entity must also disclose information that enables the reader to understand what the conditions or events are, management's evaluation of those conditions or events and management's plans that are intended to alleviate that substantial doubt. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Corporation adopted this guidance effective January 1, 2017. The Corporation's adoption of this guidance had no impact on its financial position, results of operations, cash flows or disclosures.

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

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 4 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

Statement of Cash Flows

In August 2016, the FASB issued new guidance that clarifies the classification and presentation of certain cash flow receipts and payments on the statement of cash flows. It also requires that transactions with more than one category of classification be separated where possible or, if they are not able to be separated, be classified based on the predominant source or use of the cash flows. The new guidance includes the requirement to classify cash paid for debt prepayment or debt extinguishment costs as a financing outflow. The new guidance is effective for fiscal years beginning after December 15, 2017 for all public business entities with early adoption permitted. The Corporation has adopted the new guidance effective as of September 30, 2016 and retrospectively for all periods presented. The adoption of the new guidance had no impact on the Corporation's financial position, results of operations, cash flows and disclosures.

Income Taxes

In October 2016, the FASB issued new guidance intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under current GAAP, the income tax consequences of intra-entity transfers of assets other than inventory are not recognized until the assets are sold to an outside party. The new guidance requires the recognition of current and deferred income taxes when the intra-entity transfer of an asset other than inventory occurs. The new guidance is effective for fiscal years beginning after December 15, 2017 for all public business entities with early adoption permitted. The adoption of the new guidance had no impact on the Corporation's financial position, results of operations, cash flows and disclosures.

Restricted Cash

In November 2016, the FASB issued new guidance intended to reduce the diversity in classification and presentation of restricted cash on the statement of cash flows. The new guidance will require the beginning-of-period and end-of-period totals on the statement of cash flows to include restricted cash and restricted cash equivalents. The new guidance is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The Corporation has adopted the guidance effective as of March 31, 2017, and retrospectively for all periods presented. As a result of this adoption, the Corporation's consolidated statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash. See Note 5 for a reconciliation of the totals in the consolidated statement of cash flows and in the consolidated balance sheets.

Goodwill

In January 2017, the FASB issued new guidance intended to simplify how an entity tests goodwill for impairment. The new guidance eliminates Step 2 from the goodwill impairment test, which measured the impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of the goodwill. Under the new guidance, the impairment loss will be measured as the amount by which the reporting unit's fair value exceeds its carrying value. The new guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Corporation adopted the guidance for its 2017 goodwill impairment test and it did not have a material impact on its financial position, results of operations, cash flows and disclosures.

NOTE 5 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the amounts shown in the consolidated statements of cash flows.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 5 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS – (continued)

	December 31,
	2017	2016
Cash and cash equivalents	$3,613	$11,460
Restricted cash	41	536
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$3,654	$11,996

Restricted cash primarily consists of cash collateral for labor claims, office rental and cash in another country restricted by exchange control regulations.

During the year ended December 31, 2017, a variable interest entity in West Africa ("SAE Nigeria") that the Corporation previously controlled entered into multiple physical trades of the Naira currency (classified as restricted cash) for US dollars at various exchange rates. The US dollars received in the trades are no longer subject to exchange control regulations. As a result of these trades, a foreign exchange loss of $1,310 was recognized during the year ended December 31, 2017. As of December 31, 2017, the Corporation no longer controls SAE Nigeria. For further information on this entity, see Note 15.

Accounts Receivable

Accounts receivable is comprised of the following:

	December 31,
	2017	2016
Current:
Accounts receivable	$6,117	$69,733
Less: allowance for doubtful accounts	(12)	(12)
Accounts receivable, net	$6,105	$69,721
Noncurrent:
Accounts receivable	$78,102	$37,984
Less: allowance for doubtful accounts	—	—
Accounts receivable, net, noncurrent	$78,102	$37,984

Changes in the allowance for doubtful accounts were as follows:

	Years Ended December 31,
	2017	2016
Beginning balance	$12	$—
Charges to expense	—	12
Write-offs	—	—
Ending balance	$12	$12

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 5 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS – (continued)

Prepaid Expenses

Prepaid expenses include the following:

	December 31,
	2017	2016
Income taxes	$1,278	$—
Deposits	459	1,310
Debt restructuring costs	2,904	—
Other	1,754	667
Total prepaid expenses	$6,395	$1,977

Property and Equipment

Property and equipment is comprised of the following:

		December 31,
	Estimated Useful Life	2017	2016
Field operating equipment	3 – 10 years	$82,295	$80,780
Vehicles	3 – 5 years	15,914	15,905
Leasehold improvements	2 – 5 years	328	511
Software	3 – 5 years	2,065	2,081
Computer equipment	3 – 5 years	4,055	4,005
Office equipment	3 – 10 years	938	921
		105,595	104,203
Less: accumulated depreciation and amortization		(72,649)	(61,444)
Property and equipment, net		$32,946	$42,759

Total depreciation and amortization expense related to property and equipment for the years ended December 31, 2017 and 2016 was $12,002 and $16,815, respectively, of which $11,725 and $16,410, respectively, was recorded in cost of services and $277 and $405, respectively, was recorded in selling, general and administrative expense.

During the year ended December 31, 2016, the Corporation sold a group of ocean bottom nodes and supporting equipment for aggregate net proceeds of $1,850, which resulted in a pretax loss of $4,580.

Goodwill

Changes in the carrying value of goodwill were as follows:

Balances at December 31, 2015	$1,658
Foreign currency translation adjustment	53
Balances at December 31, 2016	1,711
Foreign currency translation adjustment	121
Balances at December 31, 2017	$1,832

There have been no goodwill impairment charges since the 2011 Datum Exploration Ltd. acquisition was initially recorded.

Intangible Assets

Changes in the carrying value of intangible assets and related accumulated amortization were as follows:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 5 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS – (continued)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balances at December 31, 2015	$1,329	$(540)	$789
Amortization expense	—	(95)	(95)
Foreign currency translation adjustment	27	—	27
Balances at December 31, 2016	1,356	(635)	721
Amortization expense	—	(97)	(97)
Foreign currency translation adjustment	47	—	47
Balances at December 31, 2017	$1,403	$(732)	$671

Intangible assets consist of customer relationships recorded in connection with the 2011 Datum Exploration Ltd. acquisition. At inception, the weighted average useful life of customer relationships at December 31, 2017 and 2016 was 13 years.

Future amortization expense is as follows:

2018	$94
2019	94
2020	94
2021	94
2022	94
Thereafter	201
Total	$671

Deferred Loan Issuance Costs

Changes in deferred loan issuance costs and related accumulated amortization were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balances at December 31, 2015	$852	$(331)	$521
Senior loan facility issuance costs	30,082		30,082
Amortization expense	—	(9,747)	(9,747)
Balances at December 31, 2016	30,934	(10,078)	20,856
Senior loan facility amendment costs	914	—	914
Amortization expense	—	(16,387)	(16,387)
Reclass	(852)	821	(31)
Balances at December 31, 2017	$30,996	$(25,644)	$5,352

Loan issuance costs incurred for the credit agreement signed in November 2014 were capitalized during the year ended December 31, 2014 and are being amortized over three years. In September 2017, the credit agreement was modified to a term loan and the associated loan issuance costs were reclassified to the balance of the term loan. See Note 6 for further discussion. Loan issuance costs incurred for the Senior Loan Facility signed in June 2016 were capitalized during the year ended December 31, 2016 and are being amortized over 18 months. In September 2017, the Senior Loan Facility was modified and extended and the costs associated with the extension were capitalized and are being amortized over the extended life of the Senior Loan Facility. See Note 7 for further discussion.

Accrued Liabilities

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 5 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS – (continued)

Accrued liabilities include the following:

	December 31,
	2017	2016
Accrued payroll liabilities	$2,781	$7,432
Accrued interest	1,877	106
Other accrued liabilities	1,653	5,212
Total accrued liabilities	$6,311	$12,750

NOTE 6 — CREDIT FACILITY

On September 22, 2017, SAExploration, Inc. (“Borrower”), the Corporation, and the Corporation’s other domestic subsidiaries entered into the First Amended and Restated Credit and Security Agreement (the "Credit Agreement") with the lenders from time to time party thereto and Cantor Fitzgerald Securities, as agent (the "Agent"). The Credit Agreement amends and restates the Credit and Security Agreement dated as of November 6, 2014 and as amended on June 29, 2016 (the "Prior Credit Agreement") by and among the Borrower, the Guarantors, and Wells Fargo Bank, National Association as lender (the "Original Lender"). Immediately prior to entering into the Credit Agreement, the Original Lender sold its interest in the Prior Credit Agreement upon entering into the Loan Assignment, Assumption and Indemnity Agreement (the "Assignment Agreement") with the Agent who subsequently assigned those rights and obligations to one of the Corporation's Supporting Holders (the "Assignee"). Two additional holders elected to join the Credit Agreement (together with the Assignee, the "Lenders"), including one holder as further described in Note 19.

On December 22, 2017, the parties entered into an amendment to the Credit Agreement ("First Amendment") which among other things: (1) increased the maximum borrowings to $20,000 from $16,000 and (2) added two additional lenders. The First Amendment was accounted for as a modification in the year ended December 31, 2017.

The Credit Agreement provides for up to $20,000 in borrowings secured primarily by the Borrower's North American assets, mainly accounts receivable and equipment subject to certain exclusions (the "Credit Facility"). The proceeds of the Credit Facility will primarily be used to fund the Borrower's working capital needs for its operations and for general corporate purposes. As of December 31, 2017, borrowings outstanding under the Credit Facility were:

December 31, 2017

Principal outstanding	$5,000
Less: unamortized deferred loan issuance costs	(599)
Total Credit Facility outstanding	$4,401

Additional borrowings under the Credit Facility are subject to the Lenders’ sole discretion and must be in minimum increments of $1,000.

In addition to the above and among other things, the Credit Agreement revised the Prior Credit Agreement to:

•	eliminate the ability to redraw borrowings once repaid and placed certain restrictions on the ability to repay borrowings;

•	eliminate the sub-facility for letters of credit;

•	provide for mandatory prepayment with any proceeds from Tax Credits that exceeded $15,000, unless waived by the Lenders; and

•	remove certain covenants including those to maintain a minimum EBITDA specified above and to maintain eligible equipment of a certain amount.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 6 — CREDIT FACILITY – (continued)

The Credit Agreement was accounted for as a modification during the year ended December 31, 2017. In connection with the Credit Agreement, deferred loan issuance costs totaling $782 were recorded in the year ended December 31, 2017 consisting of $400 of fees, payable to the Lenders, and $382 of legal and investment banking costs.

Borrowings made under the Credit Facility bear interest at a rate of 10.25% per annum for the period from September 22, 2017 through and including March 22, 2018, 10.75% per annum for the period from March 23, 2018 through and including September 22, 2018 and 11.75% per annum for the period from September 23, 2018 and thereafter. The parties entered into Amendment No. 2 to the Credit Agreement on February 28, 2018 to provide that the Credit Facility matures on January 2, 2020.

The Credit Agreement contains covenants including, but not limited to (i) commitments to maintain and deliver to the Lenders, as required, certain financial reports, records and other items and (ii) subject to certain exceptions under the Credit Agreement, restrictions on the ability of the Corporation to incur indebtedness, create or incur liens, enter into fundamental changes to corporate structure or to the nature of the business of the Corporation, dispose of assets, permit a change in control, acquire non-permitted investments, enter into affiliate transactions or make distributions. The Credit Agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lenders, which are customary for agreements of this type. The Corporation is in compliance with the Credit Agreement covenants as of December 31, 2017.

Prior Credit Agreement

Borrowings outstanding under the Prior Credit Agreement were $5,844 as of December 31, 2016. Borrowings made under the Prior Credit Agreement bore interest, payable monthly, at a rate of daily three months LIBOR plus 3% (4.00% at December 31, 2016). The Prior Credit Agreement had a maturity date of November 6, 2017, unless terminated earlier.

The Prior Credit Agreement also included a sub-facility for letters of credit in amounts up to the lesser of the available borrowing base or $10,000. Letters of credit were subject to Lender approval and a fee that accrued at the annual rate of 3% of the undrawn daily balance of the outstanding letters of credit, payable monthly. An unused line fee of 0.5% per annum of the daily average of the maximum Credit Facility amount reduced by outstanding borrowings and letters of credit is payable monthly. As of December 31, 2016, there were no letters of credit outstanding under the sub-facility and the sub-facility was eliminated in the Credit Agreement.

NOTE 7 — SENIOR LOAN FACILITY

On June 29, 2016, the Corporation, as borrower, and each of the Corporation’s domestic subsidiaries, as guarantors (the “Guarantors”), entered into the Senior Loan Facility with the Supporting Holders of the Senior Secured Notes. In addition to the Supporting Holders, one additional holder of the senior secured notes subsequently elected to participate as a lender in the Senior Loan Facility as discussed in Note 19. The lender's funding obligations are based on their proportionate ownership of the Senior Secured Notes. The Senior Loan Facility provides funding up to a maximum borrowing amount of $30,000. Under the terms of the Senior Loan Facility, $15,000 became immediately available and the remaining $15,000 became available when the Corporation entered into Amendment No. 1 to the Senior Loan Facility on October 24, 2016. As of December 31, 2017 and 2016, borrowings of $29,995 were outstanding under the Senior Loan Facility.

On September 8, 2017, the Corporation entered into Amendment No. 2 to the Senior Loan Facility (the "Second Amendment") that amended and extended a majority of the Senior Loan Facility held by consenting lenders representing $29,000 of the total principal outstanding (the "Extended Loans"). The Second Amendment, among other things, for the Extended Loans:

•	extended the maturity date to January 2, 2020; but provided that the maturity would be January 2, 2019 if there are any outstanding Senior Secured Notes or Second Lien Notes at that time;

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

On February 28, 2018, the Corporation entered into Amendment No. 3 to the Senior Loan Facility to provide that the Senior Loan Facility matures on January 2, 2020.

The remaining $995 of advances under the Senior Loan Facility (the "Residual Loans") remained under the original terms of the Senior Loan Facility where borrowings bear interest at a rate of 10% per year, payable monthly and the maturity date is January 2, 2018, unless terminated earlier. The Residual Loans also require mandatory prepayment from the proceeds of any Tax Credit after the Corporation has received $15,000 in proceeds from the Tax Credits. The Residual Loans matured January 2, 2018, and were paid off.

The Second Amendment was accounted for as a modification during the year ended December 31, 2017. In connection with the Second Amendment, deferred loan issuance costs totaling $914 were recorded in the year ended December 31, 2017. The deferred loan issuance costs recorded during these periods consisted of $600 of fees, which were paid to the lenders, and $314 of legal and investment banking costs. In connection with the initial borrowing, costs totaling $30,082 were recorded as a deferred loan issuance cost on the balance sheet in the year ended December 31, 2016. The deferred loan issuance costs recorded in 2016 related to the initial debt issuance included a $600 facility fee, legal and investment banking costs, and $28,425 for the fair value of 2,803,302 shares of the Corporation's common stock issued to the lenders on July 27, 2016. The fair value of the common stock was determined using the probability-weighted expected return method based on a combination of the income and market approaches and a mergers and acquisition scenario.

The Senior Loan Facility is secured by substantially all of the collateral securing the obligations under (i) the Credit Agreement (ii) the Senior Secured Notes and (iii) the Second Lien Notes, including the receivable due to the Corporation discussed in Note 3. This security interest is junior to the security interest in such collateral securing the obligations under the Credit Facility and senior to the security interests in such collateral securing the obligations under the Second Lien Notes and the Senior Secured Notes.

The Senior Loan Facility contains negative covenants that restrict the Corporation’s and the Guarantors’ ability to incur indebtedness, create or incur liens, enter into fundamental changes to the Corporation’s corporate structure or to the nature of the Corporation’s business, dispose of assets, permit a change in control to occur, make certain prepayments, other payments and distributions, make certain investments, enter into affiliate transactions or make certain distributions, and requires that the Corporation maintain and deliver certain financial reports, projections, records and other items. The Senior Loan Facility also contains customary representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Senior Loan Facility agent and the lenders, and customary events of default. The Corporation was in compliance with the Senior Loan Facility covenants as of December 31, 2017.

On June 29, 2016, the Corporation, the guarantors party thereto (the “Existing Notes Guarantors”) and Wilmington Savings Fund Society, FSB (successor to U.S. Bank National Association), as trustee for the Senior Secured Notes (the “Existing Trustee”), entered into a first supplemental indenture (the “Supplemental Indenture”) to the indenture governing the Senior Secured Notes (the “Existing Indenture”). The Supplemental Indenture modified the Existing Indenture to, among other things, permit the incurrence of additional secured indebtedness pursuant to the Senior Loan Facility and the issuance of the Second Lien Notes in the Exchange Offer. The Supplemental Indenture includes additional changes necessary to give effect to the 2016 Restructuring and directed the Existing Trustee, in its capacity as noteholder collateral agent for the Senior Secured Notes, to enter into the Amended and Restated Intercreditor Agreement and the amendment to the Existing Security Agreement, each as described below, on behalf of the Existing Holders. The material terms of the Existing Indenture, other than the amendments summarized above, remain substantially as set forth in the Existing Indenture.

On June 29, 2016, Wells Fargo, in its capacity as lender and collateral agent under the Prior Credit Agreement, Wilmington Savings Fund Society, FSB (successor to U.S. Bank National Association), in its capacity as trustee and collateral agent for the Senior Secured Notes ("Noteholder Collateral Agent"), and Delaware Trust Corporation, in its capacity as administrative agent and collateral agent for the Senior Loan Facility, amended and restated the Intercreditor Agreement, dated as of November 6, 2014, by and between Wells Fargo and Wilmington Savings Fund Society, FSB (as successor to U.S. Bank National Association) (the

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 7 — SENIOR LOAN FACILITY – (continued)

“Existing Intercreditor Agreement” and as amended and restated, the “Amended and Restated Intercreditor Agreement”), to govern the relationship of the Existing Holders, the holders of Second Lien Notes, and the lenders under the Corporation’s Credit Facility and Senior Loan Facility, with respect to the collateral and certain other matters. On September 22, 2017, the Assignment Agreement was entered into between the Original Lender under the Prior Credit Agreement and the Agent as further described in Note 6. As a result of the Assignment Agreement, the Agent has succeeded Wells Fargo in its capacity as administrative agent and collateral agent for the Credit Facility under the Amended and Restated Intercreditor Agreement. The Amended and Restated Intercreditor Agreement, among other things, modifies the terms of the Existing Intercreditor Agreement to (i) establish the relative priorities, rights, obligations and remedies with respect to the collateral among the Existing Holders, the holders of the Second Lien Notes, the lenders under the Credit Facility, the lenders under the Senior Loan Facility, the holders of future debt that is permitted to share the security interests currently held by them and the collateral agents of the foregoing (collectively, the “Secured Parties”); and (ii) modify the terms of the Existing Intercreditor Agreement to permit the holders of obligations under the Senior Loan Facility and the Second Lien Notes to share the security interests currently held by the Existing Holders and Wells Fargo as the lender under the Credit Facility as follows:

•	the obligations under the Credit Facility are secured by all of the existing collateral on a senior first lien priority basis;

•	the obligations under the Senior Loan Facility are secured by all of the existing collateral on a junior first lien priority basis;

•	the obligations under the Second Lien Notes are secured by substantially all of the existing collateral on a second lien priority basis; and

•	the obligations under the Senior Secured Notes are secured by substantially all of the existing collateral on a third lien priority basis.

In addition, the Amended and Restated Intercreditor Agreement provides that, following a triggering event, as among the Secured Parties, the Senior Representative (defined below) will have the right (subject to a purchase option by the other Secured Parties) to, or the right to direct any other collateral agent to, adjust or settle insurance policies or claims in the event of any loss thereunder relating to insurance proceeds with respect to collateral, to approve any award granted in any condemnation or similar proceeding affecting such insurance proceeds and to enforce rights, exercise remedies and discretionary rights and powers with respect to collateral. The Secured Parties agreed that if the Corporation or any guarantor becomes subject to a case under the U.S. Bankruptcy Code, the Secured Parties will only be permitted to object to a debtor-in-possession financing or the use of cash collateral if the Secured Parties for which the Senior Representative is the collateral agent also object. The “Senior Representative” under the Amended and Restated Intercreditor Agreement is Wells Fargo as the Credit Facility agent, until the obligations under the Credit Facility have been discharged in full, after which the Senior Loan Facility agent will be the Senior Representative; and once the Credit Facility agent and the Senior Loan Facility agent each cease to be the Senior Representative and the obligations under each of the Credit Facility and Senior Loan Facility have been discharged in full, the Senior Representative will be Wilmington Savings Fund Society, FSB, as the New Noteholder Collateral Agent. The material terms of the Amended and Restated Intercreditor Agreement, other than those summarized above, remain substantially as set forth in the Existing Intercreditor Agreement, except that the Noteholder Collateral Agent will no longer have a first-priority security interest in the “Noteholder Priority Collateral” (as such term is defined in the Existing Intercreditor Agreement).

On June 29, 2016, the Corporation and the Senior Secured Notes Guarantors, as pledgors, also entered into an amendment (the “Security Agreement Amendment”) to the Security Agreement, dated as of July 2, 2014 (as amended from time to time, the “Existing Security Agreement”), with Wilmington Savings Fund Society, FSB, as Noteholder Collateral Agent for the Senior Secured Notes. The Security Agreement Amendment introduced conforming changes to reflect the provisions incorporated into the Amended and Restated Intercreditor Agreement. On January 26, 2018, the parties to the Existing Security Agreement entered into Amendment No. 1 to the Security Agreement to release the collateral securing the Corporation's and Guarantor's obligations relating to the Second Lien Notes.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 8 — NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2017	2016
10% second lien notes due 2019:
Carrying value, including cumulative paid-in-kind interest of $8,467 and $3,619 as of December 31, 2017 and 2016, respectively	$85,239	$80,536
Less: unamortized debt discount	(189)	(298)
Total second lien notes outstanding	85,050	80,238
10% senior secured notes due 2019:
Principal outstanding	1,872	1,872
Less: unamortized deferred loan issuance costs	(25)	(42)
Total senior secured notes outstanding	1,847	1,830
Total notes payable outstanding (long-term)	$86,897	$82,068

Senior Secured Notes

On July 2, 2014, the Corporation entered into an Indenture (as amended the "Indenture") under which it issued $150,000 of senior secured notes due July 15, 2019, in a private offering. Those Notes were exchanged on June 29, 2015 for an equal amount of new senior secured notes ("Senior Secured Notes"), which were substantially identical in terms to the existing senior secured notes except that the Senior Secured Notes were registered under the Securities Act.

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

Subject to certain exceptions, upon the occurrence of a Change of Control (as defined in the Indenture), each holder of Senior Secured Notes has the right to require the Corporation to purchase that holder’s Senior Secured Notes for a cash price equal to 101% of the principal amounts to be purchased, plus accrued and unpaid interest to the date of purchase. Upon the occurrence of an Asset Sale (as defined in the Indenture), each holder of Senior Secured Notes has the right to require the Corporation to purchase that holder’s Senior Secured Notes for a cash price equal to 100% of the principal amounts to be purchased, plus accrued and unpaid interest to the date of purchase from any proceeds from the Asset Sale in excess of $7.5 million that are not otherwise used by the Corporation to either reduce its debt, reinvest in assets or acquire a permitted business.

The Senior Secured Notes were secured by the collateral described in the Existing Security Agreement and governed by the Amended and Restated Intercreditor Agreement, all as described in Note 7.

The Indenture contains covenants which include limitations on the Corporation's ability to: (i) transfer or sell assets; (ii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iii) incur or guarantee additional indebtedness or, with respect to the Corporation's restricted subsidiaries, issue preferred stock; (iv) create or incur liens; (v) incur dividend or other payment restrictions affecting its restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 8 — NOTES PAYABLE – (continued)

all of its or its subsidiaries’ assets; (vii) enter into transactions with affiliates; (viii) engage in business other than its current business and reasonably related extensions thereof; and (ix) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Senior Secured Notes. The Corporation was in compliance with the Indenture covenants as of December 31, 2017.

Exchange of Senior Secured Notes for 10% Second Lien Notes due 2019 in the 2016 Restructuring

As discussed in Note 2, the Corporation commenced an offer on June 24, 2016 to exchange each $1 of the Senior Secured Notes for (i) $0.50 of newly issued 10% Second Lien Notes due 2019 and (ii) 46.41 shares of newly issued Corporation common stock (giving effect to a 135-for-1 reverse stock split that was effected in connection with closing of the 2016 Exchange Offer). The 2016 Exchange Offer closed on July 27, 2016. On the 2016 Closing Date, a total of $138,128 face value of the Senior Secured Notes were exchanged for (i) $76,523 Second Lien Notes, including $7,459 Second Lien Notes representing accrued and unpaid interest and (ii) 6,410,502 shares of Corporation common stock.

The 2016 exchange was accounted for as a modification during the year ended December 31, 2016. The Second Lien Notes were recorded at the net carrying value of the Senior Secured Notes exchanged of $134,522, less the fair value of the Corporation common stock issued to participating noteholders of $65,003, plus the accrued and unpaid interest of $7,459 included in the exchange. The resulting $455 excess of carrying value over face value of the Second Lien Notes is being amortized to interest expense over the term of the Second Lien Notes. The fair value of the common stock was determined using the probability-weighted expected return method based on a combination of the income and market approaches and a mergers and acquisition scenario. Costs incurred by the participating noteholders during the 2016 exchange of $345 were recognized as debt discount and are being amortized over the term of the Second Lien Notes.

In connection with the 2016 Exchange Offer, the Corporation also completed a consent solicitation to make certain amendments to the terms of the Indenture for the Senior Secured Notes, the related security documents and the existing intercreditor agreement to permit the 2016 Restructuring as discussed in Note 7. The terms of the Second Lien Notes issued in the 2016 Restructuring were set forth in an indenture (the "Second Lien Note Indenture") and are substantially similar to the Indenture relating Senior Secured Notes with the following modifications:

•
The Second Lien Notes have a maturity date of September 24, 2019, provided that, if any of the Senior Secured Notes remain outstanding as of March 31, 2019, the maturity date of the Second Lien Notes will become due on April 14, 2019 upon the affirmative vote of the holders of a majority of the then-outstanding Second Lien Notes.

•	The liens securing the Second Lien Notes are junior to the liens securing the Senior Loan Facility and the Credit Facility, and are senior to the liens securing the Senior Secured Notes.

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

•
Interest on the Second Lien Notes is payable quarterly. The Corporation had the option to pay interest on the Second Lien Notes in kind with additional Second Lien Notes for the first twelve months of interest payment dates of interest payment dates, provided that, if the Corporation made the election, the interest on the Second Lien Notes for such in kind payments would accrue at a per annum rate 1% percent higher than the cash interest rate of 10%. The Corporation elected to pay interest in kind during the years ended December 31, 2017 and 2016 of $4,848 and $3,619, respectively, which has been capitalized within the Second Lien Note balance.

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

The Second Lien Note Indenture contains substantially the same covenants as the Indenture. The Corporation was in compliance with the Second Lien Note Indenture covenants as of December 31, 2017.

Exchange of Senior Secured Notes and Second Lien Notes for Equity in the 2017 Restructuring

As discussed in Note 2, as part of the 2017 Restructuring, in exchange for $78,037 in aggregate principal amount of Second Lien Notes, plus accrued and unpaid interest from and including January 15, 2018 thereon, representing approximately 91.8% of the outstanding aggregate principal amount of the Second Lien Notes accepted for exchange in the 2017 Exchange Offer, and $7 in aggregate principal amount of Senior Secured Notes, plus accrued and unpaid interest from and including January 15, 2018 thereon, representing less than 1% of the outstanding aggregate principal amount of the Senior Secured Notes accepted for exchange in the 2017 Exchange Offer, the Corporation newly issued: (i) 812,321 shares of common stock, (ii) 31,669 shares of Series A perpetual convertible preferred stock, (iii) 855,195 shares of Series B convertible preferred stock, and (iv) 8,286,061 Series C Warrants to purchase 8,286,061 shares of common stock.

Concurrent with the 2017 Exchange Offer, the Corporation solicited consents related to the adoption of proposed amendments to the Second Lien Note Indenture and the Indenture governing the Senior Secured Notes. Holders of approximately 91.8% of the principal amount of the Second Lien Notes delivered their consents to adopt the proposed amendments to the Second Lien Note Indenture to remove a number of restrictive covenants, to eliminate some events of default, and to release the collateral securing repayment of the Second Lien Notes. Holders of the Senior Secured Notes did not consent to the adoption of the proposed amendments to the Indenture governing the Senior Secured Notes, including the collateral release. As a result, the Senior Secured Notes continue to be secured by the collateral.

On January 26, 2018, the Corporation entered into a first supplemental indenture to the Second Lien Note Indenture and a first amendment to the security agreement relating to the Second Lien Notes to effect the proposed amendments and collateral release with respect to the Second Lien Notes.

Future Principal Payments for Notes Payable

Required future principal payments for notes payable outstanding at December 31, 2017 are as follows during the years ending December 31:

Amount
2018	$—
2019	86,861
2020	—
2021	—
2022	—
Thereafter	—
Total	$86,861

As of the 2017 Closing Date, there remain outstanding $1,865 in principal amount of the Senior Secured Notes and $6,952 in principal amount of the Second Lien Notes, all of which continue to be governed by the Indenture and the Second Lien Note Indenture, respectively, all of which will mature in 2019.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 9 — LEASES

Operating Leases

The Corporation has several noncancelable operating leases, primarily for office, warehouse space, and corporate apartments that are set to expire over the next seven years. These leases generally contain renewal options for a one-year period and require the Corporation to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2017 and 2016 was $4,667 and $23,269, respectively.

As of December 31, 2017, future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the years ending December 31 are as follows:

Amount
2018	$2,834
2019	1,199
2020	487
2021	279
2022	266
Thereafter	558
Total future minimum lease payments	$5,623

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

As discussed in Note 2, the Corporation completed a 135-for-1 reverse split of the outstanding common stock effective as of the Closing Date of the 2016 Restructuring. As a result, all share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented.

The computation of basic and diluted net loss per share is as follows:

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 10 — EARNINGS PER SHARE – (continued)

	Net Loss Attributable to the Corporation	Shares	Per Share
Year Ended December 31, 2017:
Basic loss per share	$(40,756)	9,386,910	$(4.34)
Effect of dilutive securities	—	—	—
Diluted loss per share	$(40,756)	9,386,910	$(4.34)

Year Ended December 31, 2016:
Basic loss per share	$(25,030)	4,083,103	$(6.13)
Effect of dilutive securities	—	—	—
Diluted loss per share	$(25,030)	4,083,103	$(6.13)

Options to purchase 311,477 shares of common stock were excluded from the calculation of diluted net loss per share for the years ended December 31, 2017 and 2016, since the option exercise price was higher than the weighted average share price during the period the options were outstanding, thus being anti-dilutive. Unvested restricted stock units representing 23,257 and 21,668 issuable shares were excluded from the calculation of diluted net loss per share for the years ended December 31, 2017 and 2016, respectively, since they were anti-dilutive. Warrants to purchase 308,752 shares of common stock were excluded from the calculation of diluted net loss per share for the years ended December 31, 2017 and 2016, respectively, since the warrant exercise price was higher than the weighted average share price during the respective periods, thus being anti-dilutive.

NOTE 11 — INCOME TAXES

Income (loss) before income taxes attributable to U.S. (including its foreign branches) and foreign operations are as follows:

	Years Ended December 31,
	2017	2016
U.S.	$(33,327)	$(29,867)
Foreign	(1,144)	13,914
Total	$(34,471)	$(15,953)

No income taxes are attributable to the noncontrolling interest.

The provision for income taxes shown in the consolidated statements of operations and comprehensive loss consists of current and deferred expense (benefit) as shown in the following table:

	Years Ended December 31,
	2017	2016
Current income tax expense:
U.S. – federal and state	$—	$102
Foreign	3,783	7,276
Total current income tax expense	$3,783	$7,378
Deferred income tax expense/(benefit):
U.S. – federal and state	$—	$—
Foreign	530	(1,322)
Total deferred income tax expense/(benefit)	530	(1,322)
Total provision for income taxes	$4,313	$6,056

A reconciliation of the provision for income tax expense (benefit) expected at the U.S. federal statutory income tax rate to the

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 11 — INCOME TAXES – (continued)

effective income tax rate is as follows:

	Years Ended December 31,
	2017	2016
Expected income tax expense (benefit) at 35%	$(12,065)	$(5,583)
Effects of expenses not deductible for tax purposes	1,398	1,312
Tax effect of valuation allowance on deferred tax assets	5,299	7,115
Effects of differences between U.S. and foreign tax rates, net of federal benefit	1,865	6,020
Net income attributable to noncontrolling interest	(717)	(1,057)
Branch tax\Foreign withholding and AMT	(182)	(1,466)
Rate changes	8,272	(285)
Other adjustments	443	—
Provision for income taxes	$4,313	$6,056

The net deferred tax assets consist of the following:

	December 31,
	2017	2016
Noncurrent deferred tax assets, net	$4,592	$5,122
Noncurrent deferred tax liability, net	—	—
Net deferred tax assets	$4,592	$5,122

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2017	2016
Deferred tax assets:
Deferred charges	$363	$1,553
Stock compensation expense	142	237
Other accruals	2,226	4,421
Research and development credits	160	160
Capital lease obligation	134	134
Foreign tax credit and AMT credit carry forwards	2,087	2,087
Financing costs	75	453
Unrealized loss on foreign currency transactions	663	700
Net operating loss carry forwards	22,404	15,668
Total deferred tax assets	28,254	25,413
Less: valuation allowance	(22,651)	(16,890)
Total deferred tax assets, net	$5,603	$8,523
Deferred tax liabilities:
Property and equipment	$(671)	$(3,061)
Intangible assets	(340)	(340)
Total deferred tax liabilities	(1,011)	(3,401)
Net deferred tax assets	$4,592	$5,122

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Corporation has evaluated the available evidence and the likelihood of

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 11 — INCOME TAXES – (continued)

realizing the benefit of its net deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. From its evaluation, the Corporation has concluded that based on the weight of available evidence, it is not more likely than not to realize the benefit of its deferred tax assets recorded in the United States, Malaysia, Brazil, Canada and Peru at December 31, 2017. Accordingly, the Corporation had a valuation allowance totaling $22,651 and $16,890 at December 31, 2017 and 2016, respectively. Should the factors underlying management’s analysis change, future valuation adjustments to the Corporation’s net deferred tax assets may be necessary. The valuation allowance was increased by $5,761 and decreased by $9,247 during the years ended December 31, 2017 and 2016, respectively.
The Corporation is subject to examination in all jurisdictions in which it operates. The Corporation is no longer subject to examination by the Internal Revenue Service or other foreign taxing authorities in which it files for years prior to 2008.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law in the United States, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of U.S. Tax Reform. In accordance with SAB 118, the Corporation provisionally determined an adjustment to deferred tax assets, along with a corresponding adjustment to valuation allowance, was not necessary, which resulted in no tax expense recorded in connection with the re-measurement of certain deferred tax assets and liabilities. Additionally, as a reasonable estimate, the Corporation has provisionally recorded no tax expense in connection with the transition tax on the mandatory deemed repatriation of foreign earnings, based upon an aggregate tax losses of its foreign subsidiaries. Additional work may be necessary for a more detailed analysis of the Corporation’s deferred tax assets and liabilities and its historical foreign earnings. Any subsequent adjustment to these amounts will be recorded in 2018 when the analysis is complete.

Foreign earnings are considered to be permanently reinvested in operations outside the United States and therefore the Corporation has not provided for U.S. income taxes on these unrepatriated foreign earnings. The Corporation is currently evaluating the impact of U.S. Tax Reform on the global structure and any associated impacts it may have on the assertion on a go forward basis and as such have not included a provisional estimate of the impact.

The details of the Corporation’s tax attributes are shown below:

	December 31,
Net Operating Loss Carryforwards:	2017	2016
United States	$59,065	$22,505
Canada	7,072	6,117
Malaysia	5,426	5,726
Brazil	6,241	5,149
Peru	4,713	2,957
Others	6,240	4,847
Total	$88,757	$47,301

	December 31,
Foreign Tax Credit Carryforwards:	2017	2016
United States	$100	$100
Canada	654	654
United Kingdom	727	727
Total	$1,481	$1,481

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 11 — INCOME TAXES – (continued)

	December 31,
Net Deferred Tax Assets:	2017	2016
Bolivia	$875	$1,368
Colombia	3,392	2,249
Malaysia	325	233
Peru	—	1,272
Total	$4,592	$5,122

As of December 31, 2017, the Corporation has approximately $192 of unrecognized tax benefits and does not expect to recognize any significant increases or decreases in unrecognized tax benefits during the next twelve-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in tax expense. During 2017 and 2016, the aggregate changes in the Corporation's total gross amount of unrecognized tax benefits are as follows:

	Years Ended December 31,
	2017	2016
Unrecognized tax benefits, beginning balance	$—	$—
Additions for tax positions taken in prior years	192	—
Unrecognized tax benefits, ending balance	$192	—

There was no accrued interest and penalties included in accrued expenses as of December 31, 2017 and 2016. Interest and penalties recognized as expense amounted to $206 and $11 for the years ended December 31, 2017 and 2016, respectively.
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

As of December 31, 2017, the Corporation had U.S. federal tax NOL carryforwards of $59,065, which begin to expire in fiscal year 2034. These NOL carryforwards, subject to certain requirements and restrictions, including limitations on their use in the event of future ownership changes, may be used to offset future taxable income and thereby reduce the Corporation’s U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its NOL carryforwards to reduce its tax liability.

NOTE 12 — WARRANTS

Former SAE Warrants

Two classes of warrants were issued in 2012 convertible into an aggregate of 2% of Former SAE’s common stock deemed outstanding at the time of the exercise, including any securities or contracts of a dilutive nature, whether or not exercisable at the time of the determination at an exercise price of $0.01 a share (the "Former SAE Warrants"). A portion of the merger consideration payable at Closing of the Merger was allocable to the Former SAE Warrants that were not converted or exchanged prior to the Merger and were held in escrow pending the conversion or exercise of those warrants (the “Merger Consideration Escrow”). On December 12, 2017, the Former SAE Warrants were exercised and the warrant holders accepted a cash settlement of $0.5 in lieu of the release of shares from the Merger Consideration Escrow upon exercise of the warrants.

Series A and Series B Warrants

As an element of the 2016 Restructuring discussed in Note 2, the Corporation granted to stockholders of record on July 26, 2016, 154,376 Series A Warrants and 154,376 Series B Warrants (together, the "Warrants") to purchase shares of the Corporation's

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 12 — WARRANTS – (continued)

common stock. Each Warrant entitles the holder to purchase one share of the Corporation's common stock. The Series A Warrants and Series B Warrants have exercise prices of $10.30 and $12.88, respectively, and expire on July 27, 2021. The Warrants will become exercisable 30 days in advance of their expiration date contingent upon the receipt by the Corporation of Tax Credit certificates in a face amount of at least $25 million issued by the State of Alaska to the Corporation. The warrants were accounted for in equity and recorded at a fair value of $1,381 during the year ended December 31, 2016.

Series C Warrants

As an element of the 2017 Exchange Offer discussed in Note 2 and Note 8, on the 2017 Closing Date, the Corporation issued 8,286,061 Series C Warrants to the 2017 Supporting Holders. Each warrant entitles the holder to purchase one share of the Corporation's common stock. The Series C Warrants have an exercise price of $0.0001 and have no expiration date. The Series C Warrants are immediately exercisable by the Supporting Holders and are exercisable by the Corporation in connection with (i) a full redemption of the Series A Preferred Stock and Series B Preferred Stock provided that it does not result in a holder owning 10% or more of the outstanding shares of common stock of the Corporation or (ii) upon a change in control of the Corporation.

Series D Warrants

As an element of the 2017 Exchange Offer discussed in Note 2, on March 8, 2018, the Corporation issued 14,098,370 Series D Warrants to the holders of the mandatorily convertible Series B Preferred Stock in connection with the mandatory conversion of the Series B Preferred Stock upon effectiveness of the required shareholder approval to issue the securities in connection with the conversion. Each Series D warrant entitles the holder to purchase one share of the Corporation's common stock. The Series D Warrants have an exercise price of $0.0001 and have no expiration date. The Series D Warrants are immediately exercisable by the holders and are exercisable by the Corporation in connection with (i) a full redemption of the Series A Preferred Stock and Series B Preferred Stock, provided that it does not result in a holder owning 10% or more of the outstanding shares of common stock of the Corporation or (ii) upon a change in control of the Corporation.

NOTE 13 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Corporation is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Corporation’s Board of Directors. As of December 31, 2017 and 2016, there were no shares of preferred stock issued or outstanding.
Series A Preferred Stock. As a part of the 2017 Restructuring described in Note 2, in January 2018, the Corporation issued 31,669 shares of Series A Preferred Stock. The Series A Preferred Stock has an 8% dividend payable quarterly in arrears and accumulates whether or not earned or declared beginning on April 1, 2018. Dependent upon the Corporation achieving certain financial metrics, the Corporation may pay dividends on the shares of Series A Preferred Shares in the form of additional shares of Series A Preferred Shares. The Series A Preferred Stock is senior to the Corporation's Common Stock and Series B Preferred Stock in the event of a liquidation of the Corporation. The Series A Preferred Stock is contingently convertible into 3,271.4653 shares of Common Stock per one share of Series A Preferred Stock, at any time after the third anniversary of the 2017 Closing Date. The conversion is subject to certain exceptions including receipt of shareholder approval and a limitation on the ability of certain holders to convert if it would cause such holder to beneficially own in excess of 9.99% of the outstanding common stock. The Series A Preferred Stock is redeemable by the holders on a pro rata basis for cash only upon the monetization of the Alaska Tax Credits in excess of the amount to repay the Credit Facility, Senior Loan Facility, and an additional $2,000, on a pro rata basis. The Corporation can redeem the Series A Preferred Stock for cash at any time.
Series B Preferred Stock. As a part of the 2017 Restructuring described in Note 2, in January 2018, the Corporation issued 855,195 shares of Series B Preferred Stock. The Series B Preferred Stock has no stated dividend and dividends are at the discretion of the Board of Directors. Upon receipt of shareholder approval, the Series B Preferred Stock is convertible into 21.7378 shares of common stock per one share of Series B Preferred Stock. The Series B Preferred Stock is senior to the Corporation's common stock and junior to the Series A Preferred Stock in the event of the liquidation of the Corporation. The Corporation obtained the necessary shareholder approval on January 26, 2018 and on March 6, 2018, all of the Series B Preferred Stock was converted into 4,491,674 new shares of common stock and 14,098,370 Series D Warrants, which were issued on March 8, 2018. As of the date of this filing, there remains no issued or outstanding shares of Series B Preferred Stock.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 13 — STOCKHOLDERS’ EQUITY – (continued)

Common Stock

As of December 31, 2017, the Corporation was authorized to issue 55,000,000 shares of common stock with a par value of $0.0001 per share. On June 15, 2016, the Corporation’s board of directors authorized a 135-for-1 reverse split of the outstanding common stock effective as of the 2016 Closing Date of the 2016 Restructuring. All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented. The changes in the number of shares outstanding and treasury shares held by the Corporation are as follows:

	For the year ended December 31,
	2017	2016

Shares issued
Beginning balance as of January 1	9,358,529	129,269
Vesting of restricted stock awards	103,829	1,542
Grantee election to fund payroll taxes out of restricted stock	—	(386)
Exercise of stock options	—	85
Issuance of shares to non-employee directors	—	15,016
Common stock issued in exchange of Senior Secured Notes for Second Lien Notes	—	6,410,502
Common stock issued to participants in senior loan facility	—	2,803,302
Fractional shares cancelled in reverse stock split	—	(801)
Ending balance as of December 31	9,462,358	9,358,529

Shares held as treasury shares
Beginning balance as of January 1	—	—
Purchase of treasury stock	38,024	—
Ending balance as of December 31	38,024	—

Shares outstanding at December 31	9,424,334	9,358,529

As part of the 2017 Restructuring described in Note 2, on March 5, 2018, the certificate of incorporation of the Corporation was amended to change the authorized number of shares of common stock to 200,000,000.

NOTE 14 — SHARE-BASED COMPENSATION

2018 Long-Term Incentive Plan

As part of the 2017 Restructuring, the Corporation received written consent from holders of a majority of the Corporation's common stock outstanding approving and adopting the Corporation's 2018 Long-Term Incentive Plan (the "2018 Plan"). The 2018 Plan became effective March 5, 2018. The 2018 Plan reserves for the issuance of 19,500,000 shares of common stock. To date, no awards have been made under the 2018 Plan.

Amended and Restated 2016 Long Term Incentive Plan

On May 8, 2017, the Corporation received written consent from holders of a majority of the Corporation's common stock outstanding approving and adopting the Corporation's Amended and Restated 2016 Long-Term Incentive Plan (the "2016 Amended and Restated Plan"). The 2016 Amended and Restated Plan became effective on May 30, 2017. The 2016 Amended and Restated Plan (i) combines the shares under the 2016 Long Term Incentive Plan and the 2013 Non-Employee Director Plan (the "Original Plans") into a common pool of common stock, (ii) allows the granting of awards for payment of annual bonuses provided for under

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 14 — SHARE-BASED COMPENSATION – (continued)

employment agreements with officers and under its bonus program for employees and (iii) adopts other amendments necessary for granting awards to both employees and non-employee directors. No further shares will be issued under the Original Plans and any remaining shares under the Original Plans are reserved for issuance under the 2016 Amended and Restated Plan. The total number of shares of common stock reserved for issuance under the 2016 Amended and Restated Plan is 1,438,258 less any shares that have been previously issued under the Original Plans. As of December 31, 2017, there were 639,167 restricted shares, restricted stock units and options issued under the original plans issued under the 2016 Amended and Restated Plan. As an element of the 2017 Restructuring discussed in Note 2, the Corporation terminated the 2016 Amended and Restated Plan and all outstanding awards thereunder immediately vested and converted into shares of the Corporation's Common Stock after exercise price and income tax withholdings in the first quarter of 2018.

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

The 2016 Plan provided for awards of stock options, stock appreciation rights, restricted shares, stock units and performance cash awards. The 2016 Plan reserved 1,438,258 shares of common stock for distribution to covered employees, including a maximum of 919,129 shares that were reserved for issuance pursuant to awards of restricted stock or stock units. On September 26, 2016, stock units and stock options for 311,477 shares of Corporation common stock at an exercise price of $10.19 were granted under the 2016 Plan (the "MIP Awards").

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

Non-Employee Director Share Incentive Plan

Effective November 1, 2013, stockholders approved the Corporation’s non-employee director share incentive plan, which provided for discretionary grants of stock awards to the Corporation’s independent non-employee directors as determined by the Corporation’s board of directors. The 2013 Non-Employee Director Plan was amended effective November 3, 2016 to increase the number of shares of the Corporation's common stock available for issuance under the plan from 2,962 (after taking into account the 135-for-1 reverse stock split of the Corporation's common stock effected on July 27, 2016) to 400,000 shares. The awards could have taken the form of unrestricted or restricted shares of the Corporation’s unissued common stock or options to purchase shares of the Corporation’s unissued common stock.

During 2016, 15,016 restricted shares were issued under the plan that vested immediately upon issuance, resulting in share-based compensation expense of $129 for the year ended December 31, 2016. The restricted shares granted and vested had a weighted-average grant date fair value of $8.54.

2013 Long-Term Incentive Compensation Plan

On June 21, 2013, the stockholders approved the Corporation’s 2013 Long-Term Incentive Compensation Plan ("2013 Plan") for the benefit of certain employees performing services for the Corporation. The 2013 Plan reserved up to 5,870 unissued shares of Corporation common stock for issuance in accordance with the 2013 Plan’s terms including a maximum of up to 2,935 shares that could have been issued pursuant to awards of restricted stock. On June 29, 2015, the initial awards were granted under the 2013 Plan of 1,790 stock options with an exercise price of $556.20 and 2,416 restricted stock units. The awards originally had vesting terms of one-third on each of ninety days, one year, and two years after the date of grant. As an element of the 2016 Restructuring discussed in Note 2, the Corporation terminated the 2013 Plan and all outstanding awards thereunder immediately vested and converted into shares of the Corporation's Common Stock. As a result of the accelerated vesting, the Corporation charged the remaining unrecognized compensation expense on existing awards to the results of operations during the year ended December

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 14 — SHARE-BASED COMPENSATION – (continued)

31, 2016.

Share-Based Compensation Expense

Share-based compensation expense for stock option, restricted stock and restricted stock unit awards was as follows:

	Years Ended December 31,
	2017	2016
Selling, general and administrative expenses	$1,925	$1,383
Income tax benefit	$(674)	$(484)

Stock Options

A summary of stock option activity for the year ended December 31, 2017 was as follows:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	311,477	$10.19	$3.89	9.74	$—
Granted	—	$—	—	—	—
Exercised	—	$—	—	—	—
Forfeited	—	$—	—	—	—
Expired	—	$—	—	—	—
Outstanding at December 31, 2017	311,477	$10.19	$3.89	8.74	$—
Exercisable at December 31, 2017	—	$—	$—	—	$—

The total grant date fair value of stock options awarded during the years ended December 31, 2017 and 2016 was $0 and $1,212, respectively. The total fair value of stock options vested during the years ended December 31, 2017 and 2016 was $404 and $3, respectively.

The Corporation computes the fair value of each stock option on the date of grant using a Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used in the Black-Scholes pricing model for the years ended December 31, 2016 as no options were granted during 2017: :

2016
Expected volatility	60.68%
Expected lives (in years)	5.92
Risk-free interest rate	1.21%
Expected dividend yield	—%

The expected volatility is based on the historical volatility of comparable companies for a period commensurate with the expected lives assumption. The simplified method is used to estimate expected lives for options granted during the period for each vesting tranche. The risk-free interest rate is based on the yield on U.S. Treasury securities for a period commensurate with the expected lives assumption. The Corporation has not historically issued dividends on its common stock and does not expect to do so in the future.

At December 31, 2017, there was approximately $349 of unrecognized compensation expense for unvested stock option awards with a weighted average vesting period of 1.57 years.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 14 — SHARE-BASED COMPENSATION – (continued)

Restricted Stock Units

A summary of restricted stock units activity for the year ended December 31, 2017 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	311,477	$7.85
Granted	—	$—
Vested	(103,829)	$7.85
Forfeited	—	$—
Nonvested at December 31, 2017	207,648	$7.85

The total grant date fair value of stock units awarded during the years ended December 31, 2017 and 2016 was $0 and $2,445, respectively. The total fair value of stock units vested during the years ended December 31, 2017 and 2016 was $309 and $37. At December 31, 2017, there was approximately $704 of unrecognized compensation expense, net of estimated forfeitures, for unvested restricted stock unit awards with a weighted average vesting period of 1.57 years.

NOTE 15 — VARIABLE INTEREST ENTITIES

Effective November 19, 2012, an agreement was entered into between a subsidiary of the Corporation and Kuukpik Corporation (“Kuukpik”) to form a separate legal entity (“Joint Venture”) for the purpose of performing contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the North Slope of Alaska (onshore or offshore) for a period of five years. Effective November 19, 2017, the Corporation and Kuukpik signed an amendment extending the life of the Joint Venture until December 31, 2020. The Corporation and Kuukpik’s percentage ownership interest in the Joint Venture are 49% and 51%, respectively. The sole source of revenue of the Joint Venture is contracts performed by the Corporation. Pre-award costs incurred on potential contracts by Kuukpik and the Corporation are absorbed by each party and not by the Joint Venture. The Joint Venture receives 10% of gross revenues of all North Slope of Alaska contracts performed by the Corporation, which is distributed to Kuukpik and the Corporation based on their relative ownership percentages. Risk of loss on a contract, including credit risk, is the Corporation's sole responsibility. Based on its power to influence the significant business activities of the Joint Venture and its responsibility to absorb contract losses, the Corporation was determined to be the primary beneficiary under GAAP and as such consolidates the Joint Venture. The results of the Joint Venture are combined with the Corporation and all intercompany transactions are eliminated upon consolidation. Amounts reflected for the Joint Venture in the consolidated financial statements consist of the balances reported under net income attributable to noncontrolling interest for the years ended December 31, 2017 and 2016 and noncontrolling interest on the December 31, 2017 and 2016 balance sheets.

Effective October 18, 2016, an agreement was entered into between the Corporation and SAExploration Nigeria Limited (“SAE Nigeria”) for the purpose of performing acquisition and development of geophysical and seismic data on a specific project in West Nigeria ("West Nigeria Project"). While the Corporation does not hold an ownership interest in SAE Nigeria, risk of loss on the West Nigeria Project, including credit risk, was the Corporation's sole responsibility. All profits from the West Nigeria Project remain with the Corporation. Based on its power to influence the significant business activities of SAE Nigeria during the completion of the West Nigeria Project, its responsibility to absorb contract losses and the proportion of SAE Nigeria's operations dedicated to the West Nigeria Project, the Corporation was determined to be the primary beneficiary under GAAP and as such SAE Nigeria was consolidated for the term of the West Nigeria Project. As of August 31, 2017, the project was completed and all amounts due from SAE Nigeria to the Corporation were repaid. As a result, the Corporation no longer holds a variable interest in SAE Nigeria, no longer has a controlling interest in SAE Nigeria and its results are no longer combined with the Corporation's.

NOTE 16 — EMPLOYEE BENEFITS

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
The Corporation offers a 401(k) Plan for all eligible employees of its U.S. operations. The plan allows for the match of each employee’s contributions up to the maximum allowed under the plan, but due to the downturn in the oil industry matching contributions were suspended as of June 1, 2015. For the years ended December 31, 2017 and 2016, the Corporation made no matching contributions and had no expense related to either benefit plan.

NOTE 17 — GEOGRAPHIC AND RELATED INFORMATION

A summary of revenue and identifiable assets by geographic areas is as follows:

	Revenue from Services		Identifiable Assets
	Years Ended December 31,		December 31,
	2017	2016	2017	2016
North America:
United States	$40,504	$77,626	$33,647	$55,282
Canada	14,459	9,341	3,625	3,804
Total	54,963	86,967	37,272	59,086
South America:
Peru	(82)	252	15	495
Colombia	30,268	37,394	1,396	2,644
Bolivia	2,473	76,928	409	922
Other	13	1,968	1,420	2,167
Total	32,672	116,542	3,240	6,228
Southeast Asia:
Malaysia	—	1,734	471	875
New Zealand	4,266	—	—	—
Other	—	—	—	6
Total	4,266	1,734	471	881
West Africa:
Nigeria	35,121	321	—	—
Total	35,121	321	—	—
Consolidated	$127,022	$205,564	$40,983	$66,195
Total excluding United States	$86,518	$127,938	$7,336	$10,913

Revenue is presented based on the location of the services provided. Identifiable assets include property and equipment, intangible assets and goodwill.

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 17 — GEOGRAPHIC AND RELATED INFORMATION – (continued)

A summary of customers with revenue or accounts receivable in excess of 10% of the consolidated total for 2017 and 2016 is as follows:

	Revenue from Services		Accounts Receivable, Net
	Years Ended December 31,		December 31,
	Amount	% of Consolidated	Amount	% of Consolidated
2017
Customer A	$40,186	32%
Customer B	$35,121	28%
Customer C	$19,503	15%
Customer D	$—	—%	$78,102	93%
2016
Customer E	$74,407	36%
Customer D	$57,254	28%	$81,609	76%
Customer C	$21,161	10%

NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, borrowings under the Credit Facility and borrowings under the Senior Loan Facility are a reasonable estimate of their fair values due to their short duration.

There were no Corporation financial instruments measured at fair value on a recurring basis at December 31, 2017 and 2016.

The Corporation's financial instruments not recorded at fair value consist of the Senior Secured Notes and the Second Lien Notes. At December 31, 2017, the carrying value of the Senior Secured Notes and Second Lien Notes was $1,847 and $85,050, respectively. At December 31, 2017, the estimated fair value of the Senior Secured Notes and Second Lien Notes was $1,123 and $31,163, respectively. The fair value is determined by a market approach using dealer quoted period-end bond prices. These instruments are classified as Level 2 as valuation inputs for fair value measurements are dealer quoted market prices at December 31, 2017 obtained from independent third-party sources. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

The Corporation's non-financial assets include goodwill, property and equipment, and other intangible assets, which are classified as Level 3 assets. These assets are measured at fair value on a nonrecurring basis as part of the Corporation's impairment assessments and as circumstances require. Goodwill is subjected to an annual review for impairment or more frequently as required.

NOTE 19 — RELATED PARTY TRANSACTIONS

Jeff Hastings, the Corporation’s Chief Executive Officer and Chairman of the Board of Directors, beneficially owns and controls Speculative Seismic Investments, LLC (“SSI”), which as of December 31, 2017, holds 27,000 shares of the Corporation’s common stock. SSI is a lender under the Corporation’s Senior Loan Facility in the principal amount of $543 and exchanged $2,352 of the Corporation’s Senior Secured Notes for $1,334 of Second Lien Notes in the 2016 Restructuring consummated on July 27, 2016. SSI subsequently sold $1,334 of Second Lien Notes in November 2016 representing $1,176 of face value and $158 of interest paid in kind for the period outstanding and is no longer a holder of any Second Lien Notes. In addition, in September 2017, Mr. Hastings committed to funding $400 of the Credit Facility, which was subsequently reduced to $375 as of December 21, 2017. The Corporation has drawn $125 of that commitment as of December 31, 2017.

Mr. Hastings also controls CLCH, LLC, which holds 24,221 shares of the Corporation’s common stock. Pursuant to a registration rights agreement dated June 24, 2013, CLCH had one right to demand registration of its shares of our common stock that it acquired in the Merger, as well as piggy-back rights on any offering of our common stock or securities exercisable or exchangeable for our common stock. CLCH has exercised its piggy-back registration rights, and all 24,221 of its shares were registered for resale

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 19 — RELATED PARTY TRANSACTIONS – (continued)

pursuant to a registration statement on Form S-3, Registration No. 333-213386, that became effective mid-September 2016. The Corporation bore the expense incurred in connection with the registration statement.

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

The condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes. Certain amounts in the condensed consolidated balance sheets and consolidated statement of cash flows as of December 31, 2016 presented herein have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss attributable to the Corporation, comprehensive income (loss), or stockholders' equity (deficit).

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 21 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	December 31, 2017
Balance Sheet	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8	$1,097	$2,508	$—	$3,613
Restricted cash	—	—	41	—	41
Accounts receivable, net	—	322	5,783	—	6,105
Deferred costs on contracts	—	144	1,963	—	2,107
Prepaid expenses	3,162	240	2,993	—	6,395
Total current assets	3,170	1,803	13,288	—	18,261
Property and equipment, net	—	28,143	4,803	—	32,946
Investment in subsidiaries	(32,901)	51,210	7,500	(25,809)	—
Intercompany receivables	134,502	—	—	(134,502)	—
Intangible assets, net	—	—	671	—	671
Goodwill	—	—	1,832	—	1,832
Deferred loan issuance costs, net	5,352	—	—	—	5,352
Accounts receivable, net, noncurrent	—	78,102	—	—	78,102
Deferred income tax assets	—	—	4,592	—	4,592
Other assets	—	150	32	—	182
Total assets	$110,123	$159,408	$32,718	$(160,311)	$141,938

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,782	$590	$2,179	$—	$4,551
Accrued liabilities	1,885	2,223	2,203	—	6,311
Income and other taxes payable	10	24	7,853	—	7,887
Borrowings under senior loan facility	995	—	—	—	995
Deferred revenue	—	—	1,477	—	1,477
Total current liabilities	4,672	2,837	13,712	—	21,221
Intercompany payables	—	93,200	41,302	(134,502)	—
Borrowings under senior loan facility	29,000	—	—	—	29,000
Borrowings under credit facility	—	4,401	—	—	4,401
Second lien notes, net	85,050	—	—	—	85,050
Senior secured notes, net	1,847	—	—	—	1,847
Other long-term liabilities	300	250	58	—	608
Total liabilities	120,869	100,688	55,072	(134,502)	142,127
Stockholders’ equity (deficit):
Common stock	1	—	—	—	1
Additional paid-in capital	133,741	43,861	22,057	(65,918)	133,741
Retained earnings (accumulated deficit)	(144,375)	10,289	(39,329)	40,109	(133,306)
Accumulated other comprehensive loss	—	—	(5,082)	—	(5,082)
Treasury stock	(113)	—	—	—	(113)
Total stockholders’ equity (deficit) attributable to the Corporation	(10,746)	54,150	(22,354)	(25,809)	(4,759)
Noncontrolling interest	$—	$4,570	$—	$—	$4,570
Total stockholders’ equity (deficit)	(10,746)	58,720	(22,354)	(25,809)	(189)
Total liabilities and stockholders’ equity (deficit)	$110,123	$159,408	$32,718	$(160,311)	$141,938

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 21 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	December 31, 2016
Balance Sheet	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,054	$3,446	$5,960	$—	$11,460
Restricted cash	—	—	536	—	536
Accounts receivable, net	22	52,101	17,598	—	69,721
Deferred costs on contracts	—	8,378	266	—	8,644
Prepaid expenses	22	268	1,687	—	1,977
Total current assets	2,098	64,193	26,047	—	92,338
Property and equipment, net	—	34,277	8,482	—	42,759
Investment in subsidiaries	(12,653)	63,247	7,500	(58,094)	—
Intercompany receivables	130,433	—	—	(130,433)	—
Intangible assets, net	—	—	721	—	721
Goodwill	—	—	1,711	—	1,711
Deferred loan issuance costs, net	20,619	237	—	—	20,856
Accounts receivable, net, noncurrent	—	37,984	—	—	37,984
Deferred income tax assets	—	—	5,122	—	5,122
Other assets	—	164	—	—	164
Total assets	$140,497	$200,102	$49,583	$(188,527)	$201,655

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$128	$5,155	$4,018	$—	$9,301
Accrued liabilities	88	5,769	6,893	—	12,750
Income and other taxes payable	20	746	14,839	—	15,605
Borrowings under credit facility	—	5,844	—	—	5,844
Current portion of capital leases	—	39	17	—	56
Deferred revenue	—	7,975	—	—	7,975
Total current liabilities	236	25,528	25,767	—	51,531
Borrowings under senior loan facility	29,995	—	—		29,995
Second lien notes, net	80,238	—	—		80,238
Senior secured notes, net	1,830	—	—	—	1,830
Intercompany payables	—	96,559	33,874	(130,433)	—
Total liabilities	112,299	122,087	59,641	(130,433)	163,594
Stockholders’ equity (deficit):
Common stock	1	—	—	—	1
Additional paid-in capital	131,816	43,861	22,058	(65,919)	131,816
Retained earnings (accumulated deficit)	(103,619)	30,538	(27,294)	7,825	(92,550)
Accumulated other comprehensive loss	—	—	(4,822)	—	(4,822)
Total stockholders’ equity (deficit) attributable to the Corporation	28,198	74,399	(10,058)	(58,094)	34,445
Noncontrolling interest	—	3,616	—	—	3,616
Total stockholders’ equity (deficit)	28,198	78,015	(10,058)	(58,094)	38,061
Total liabilities and stockholders’ equity (deficit)	$140,497	$200,102	$49,583	$(188,527)	$201,655

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 21 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	Year Ended December 31, 2017
Statement of Operations	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenue from services	$—	$75,625	$51,397	$—	$127,022
Cost of services	—	59,263	45,691	—	104,954
Gross profit	—	16,362	5,706	—	22,068
Selling, general and administrative expenses	3,943	11,097	10,657	—	25,697
Gain on disposal of property and equipment, net	—	(45)	(56)	—	(101)
Income (loss) from operations	(3,943)	5,310	(4,895)	—	(3,528)
Other expense, net	(16,569)	(13,453)	(921)	—	(30,943)
Equity in income (losses) of investments	(20,249)	(7,297)	—	27,546	—
Income (loss) before income taxes	(40,761)	(15,440)	(5,816)	27,546	(34,471)
Provision for income taxes	(5)	2,760	1,558	—	4,313
Net income (loss)	(40,756)	(18,200)	(7,374)	27,546	(38,784)
Less: net income (loss) attributable to noncontrolling interest	—	2,049	(77)	—	1,972
Net income (loss) attributable to the Corporation	$(40,756)	$(20,249)	$(7,297)	$27,546	$(40,756)

Comprehensive net income (loss)	$(40,756)	$(18,200)	$(7,634)	$27,546	$(39,044)
Less: comprehensive net income (loss) attributable to noncontrolling interest	—	2,049	(77)	—	1,972
Comprehensive net income (loss) attributable to the Corporation	$(40,756)	$(20,249)	$(7,557)	$27,546	$(41,016)

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 21 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	Year Ended December 31, 2016
Statement of Operations	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenue from services	$—	$77,947	$127,617	$—	$205,564
Cost of services	—	59,445	101,083	—	160,528
Gross profit	—	18,502	26,534	—	45,036
Selling, general and administrative expenses	3,862	11,378	14,013	—	29,253
Loss (gain) on disposal of property and equipment, net	—	4,830	(288)	—	4,542
Income (loss) from operations	(3,862)	2,294	12,809	—	11,241
Other (expense) income, net	(23,492)	(4,510)	808	—	(27,194)
Equity in income (losses) of investments	2,369	8,010	—	(10,379)	—
Income (loss) before income taxes	(24,985)	5,794	13,617	(10,379)	(15,953)
Provision for income taxes	45	404	5,607	—	6,056
Net income (loss)	(25,030)	5,390	8,010	(10,379)	(22,009)
Less: net income attributable to noncontrolling interest	—	3,021	—	—	3,021
Net income (loss) attributable to the Corporation	$(25,030)	$2,369	$8,010	$(10,379)	$(25,030)

Comprehensive net income (loss)	$(25,030)	$5,390	$7,459	$(10,379)	$(22,560)
Less: comprehensive net income attributable to noncontrolling interest	—	3,021	—	—	3,021
Comprehensive net income (loss) attributable to the Corporation	$(25,030)	$2,369	$7,459	$(10,379)	$(25,581)

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 21 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	Year Ended December 31, 2017
Statement of Cash Flows	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$2,750	$3,619	$(6,180)	$(4,742)	$(4,553)
Investing activities:
Purchase of property and equipment	—	(1,931)	(739)	—	(2,670)
Proceeds from sale of property and equipment	—	1,850	60	—	1,910
Net cash provided by (used in) investing activities	—	(81)	(679)	—	(760)
Financing activities:
Payment of senior loan facility fee, debt discount and loan issuance costs	(614)	(552)	—	—	(1,166)
Credit facility borrowings	—	33,401	—	—	33,401
Credit facility repayments	—	(34,245)	—	—	(34,245)
Purchase of treasury stock	(113)	—	—	—	(113)
Distribution to noncontrolling interest	—	(1,095)	—	—	(1,095)
Intercompany lending	(4,069)	(3,359)	7,428	—	—
Dividend payments to affiliate	—	—	(4,742)	4,742	—
Other financing activities	—	(39)	(17)	—	(56)
Net cash provided by (used in) financing activities	(4,796)	(5,889)	2,669	4,742	(3,274)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	—	2	243	—	245
Net change in cash, cash equivalents and restricted cash	(2,046)	(2,349)	(3,947)	—	(8,342)
Cash, cash equivalents and restricted cash at the beginning of period	2,054	3,446	6,496	—	11,996
Cash, cash equivalents and restricted cash at the end of period	$8	$1,097	$2,549	—	$3,654

SAExploration Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share amounts and as otherwise noted)

NOTE 21 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

	Year Ended December 31, 2016
Statement of Cash Flows	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(11,057)	$(23,540)	$17,632	$(2,865)	$(19,830)
Investing activities:
Purchase of property and equipment	—	(2,917)	(435)	—	(3,352)
Capital contribution to affiliate	—	650	—	(650)	—
Proceeds from sale of property and equipment	—	—	488	—	488
Net cash provided by (used in) investing activities	—	(2,267)	53	(650)	(2,864)
Financing activities:
Borrowings under senior loan facility	29,995	—	—	—	29,995
Payment of loan facility fee, debt discount, and loan issuance costs	(2,002)	—	—	—	(2,002)
Credit facility borrowings	—	44,470	—	—	44,470
Credit facility repayments	—	(46,525)	—	—	(46,525)
Distribution to noncontrolling interest	—	(3,838)	—	—	(3,838)
Intercompany lending	(14,742)	27,142	(12,400)	—	—
Return of capital to affiliate	—	—	(650)	650	—
Dividend payments to affiliate	—	—	(2,865)	2,865	—
Legal fees associated with stock issuance on restructuring	(131)	—	—	—	(131)
Other financing activities	(9)	(57)	(61)	—	(127)
Net cash provided by (used in) financing activities	13,111	21,192	(15,976)	3,515	21,842
Effects of exchange rate changes on cash, cash equivalents and restricted cash	—	36	994	—	1,030
Net change in cash, cash equivalents and restricted cash	2,054	(4,579)	2,703	—	178
Cash, cash equivalents and restricted cash at the beginning of period	—	8,025	3,793	—	11,818
Cash, cash equivalents and restricted cash at the end of period	$2,054	$3,446	$6,496	$—	$11,996