Form 10-Q
period 2018-03-31
SAExploration Holdings, Inc.
filed 2018-05-15
CIK 1514732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Number of shares of common stock, $0.0001 par value, outstanding as of May 8, 2018: 14,940,156

SAEXPLORATION HOLDINGS, INC.
INDEX TO FORM 10-Q
March 31, 2018

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SAExploration Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,395	$3,613
Restricted cash	17	41
Accounts receivable, net	19,558	6,105
Deferred costs on contracts	2,275	2,107
Prepaid expenses	3,414	6,395
Other assets	555	—
Total current assets	39,214	18,261
Property and equipment, net	30,638	32,946
Intangible assets, net	629	671
Goodwill	1,783	1,832
Deferred loan issuance costs, net	4,282	5,352
Accounts receivable, net, noncurrent	78,102	78,102
Deferred income tax assets	5,123	4,592
Other assets	181	182
Total assets	$159,952	$141,938

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,167	$4,551
Accrued liabilities	8,778	6,311
Income and other taxes payable	7,706	7,887
Borrowings under senior loan facility	—	995
Deferred revenue	257	1,477
Total current liabilities	28,908	21,221
Borrowings under senior loan facility	29,000	29,000
Borrowings under credit facility	19,560	4,401
Second lien notes, net	6,956	85,050
Senior secured notes, net	1,844	1,847
Other long-term liabilities	615	608
Total liabilities	86,883	142,127
Commitments and contingencies
Mezzanine equity:
Series A preferred stock, $0.0001 par value, 1,000,000 shares authorized as of March 31, 2018 and December 31, 2017, redemption value of $32,105 and 31,669 shares outstanding as of March 31, 2018 and no shares outstanding as of December 31, 2017	32,105	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 200,000,000 and 55,000,000 shares authorized at March 31, 2018 and December 31, 2017, respectively, 14,922,117 and 9,424,334 shares outstanding at March 31, 2018 and December 31, 2017, respectively	2	1
Additional paid-in capital	175,660	133,741
Accumulated deficit	(135,321)	(133,306)
Accumulated other comprehensive loss	(4,494)	(5,082)
Treasury stock, 363,361 and 38,024 shares at March 31, 2018 and December 31, 2017, respectively, at cost	(288)	(113)
Total stockholders’ equity (deficit) attributable to the Corporation	35,559	(4,759)
Noncontrolling interest	5,405	4,570
Total stockholders’ equity (deficit)	40,964	(189)
Total liabilities and stockholders’ equity (deficit)	$159,952	$141,938
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue from services	$37,123	$86,169
Cost of services excluding depreciation and amortization expense	26,005	57,774
Depreciation and amortization expense included in cost of services	2,421	3,251
Gross profit	8,697	25,144
Selling, general and administrative expenses	6,377	6,517
Income from operations	2,320	18,627
Other (expense) income:
Interest expense, net	(3,141)	(8,358)
Foreign exchange (loss) gain, net	(174)	311
Other income (expense), net	145	(13)
Total other expense, net	(3,170)	(8,060)
(Loss) income before income taxes	(850)	10,567
Provision for income taxes	624	1,740
Net (loss) income	(1,474)	8,827
Less: net income attributable to noncontrolling interest	835	1,982
Net (loss) income attributable to the Corporation	(2,309)	6,845
Less: preferred stock dividends	456	—
Less: deemed dividend for amortization of Series A Preferred Stock discount and adjustment to redemption value	35,695	—
Net (loss) income available to common stockholders	$(38,460)	$6,845

Net (loss) income available to common stockholders per common share:
Basic	$(3.79)	$0.73
Diluted	$(3.79)	$0.73

Weighted average shares:
Basic	10,154,195	9,358,529
Diluted	10,154,195	9,391,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(1,474)	$8,827
Foreign currency translation gain (loss)	588	(65)
Total comprehensive (loss) income	(886)	8,762
Less: comprehensive income attributable to noncontrolling interest	835	1,982
Comprehensive (loss) income attributable to the Corporation	(1,721)	6,780
Less: preferred stock dividends	456	—
Less: deemed dividend for amortization of Series A Preferred Stock discount and adjustment to redemption value	35,695	—
Comprehensive (loss) income available to common stockholders	$(37,872)	$6,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2018
(In thousands, except share amounts)

	Preferred Stock Series B Par Value	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Treasury Stock	Total Corporation Stockholders’ Equity (Deficit)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2017	$—	$1	$133,741	$(133,306)	$(5,082)	$(113)	$(4,759)	$4,570	$(189)
Adoption of accounting standard (Note 1)	—	—	—	294	—	—	294	—	294
Foreign currency translation	—	—	—	—	588	—	588	—	588
Share-based compensation expense	—	—	1,053	—	—	—	1,053	—	1,053
Purchase of treasury stock	—	—	—	—	—	(175)	(175)	—	(175)
Common stock issued in exchange for debt converted	—	—	472	—	—	—	472	—	472
Series B preferred stock issued in exchange for debt converted	—	—	10,791	—	—	—	10,791	—	10,791
Series C warrants issued in exchange for debt converted	—	—	4,810	—	—	—	4,810	—	4,810
Discount on Series A Preferred Stock for beneficial conversion feature	—	—	61,971	—	—	—	61,971	—	61,971
Amortization of discount on Series A Preferred Stock	—	—	(34,404)	—	—	—	(34,404)	—	(34,404)
Increase in Series A Preferred Stock to redemption value	—	—	(1,291)	—	—	—	(1,291)	—	(1,291)
Series B preferred stock converted at carrying value	—	—	(10,791)	—	—	—	(10,791)	—	(10,791)
Common stock and Series D warrants issued in exchange for Series B preferred stock converted	—	1	10,790	—	—	—	10,791	—	10,791
Stock issuance costs	—	—	(1,026)	—	—	—	(1,026)	—	(1,026)
Preferred stock dividend declared	—	—	(456)	—	—	—	(456)	—	(456)
Net (loss) income	—	—	—	(2,309)	—	—	(2,309)	835	(1,474)
Balance at March 31, 2018	$—	$2	$175,660	$(135,321)	$(4,494)	$(288)	$35,559	$5,405	$40,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net (loss) income attributable to the Corporation	$(2,309)	$6,845
Net income attributable to noncontrolling interest	835	1,982
Net (loss) income	(1,474)	8,827
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,499	3,356
Amortization of loan issuance costs, debt discount and debt premium	1,229	5,261
Payment in kind interest	—	2,204
(Gain) loss on disposal of property and equipment	(181)	4
Share-based compensation	1,053	629
Gain on debt extinguishment	(53)	—
Unrealized loss (gain) on foreign currency transactions	213	(330)
Changes in operating assets and liabilities:
Accounts receivable	(13,350)	(28,107)
Prepaid expenses	1,703	391
Deferred costs on contracts	(23)	7,593
Accounts payable	6,671	15,547
Accrued liabilities	1,941	(180)
Income and other taxes payable	(266)	(2,279)
Deferred revenue	(1,270)	(7,531)
Other, net	(556)	16
Net cash provided by (used in) operating activities	(1,864)	5,401
Investing activities:
Purchase of property and equipment	(134)	(2,152)
Proceeds from sale of property and equipment	182	1,851
Net cash provided by (used in) investing activities	48	(301)
Financing activities:
Senior loan facility repayments	(995)	—
Credit facility borrowings	15,000	15,625
Credit facility repayments	—	(16,952)
Repayments of capital lease obligations	—	(14)
Costs of issuing stock in non-cash transactions	(2,179)	—
Purchase of treasury stock	(175)	—
Net cash provided by (used in) financing activities	11,651	(1,341)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(77)	(12)
Net change in cash, cash equivalents and restricted cash	9,758	3,747
Cash, cash equivalents and restricted cash at the beginning of period	3,654	11,996
Cash, cash equivalents and restricted cash at the end of period	$13,412	$15,743

Supplemental disclosures of cash flow information:
Interest paid	$3,267	$930
Income taxes paid, net	$903	$910

Supplemental disclosures of cash flow information -- non-cash investing and financing activities:
Capital assets acquired included in accounts payable	$—	$25
Stock issuance costs included in accounts payable	$899	$—
Common stock and preferred stock shares issued to retire debt	$73,234	$—
Warrants issued to retire debt	$4,810	$—
Common stock and warrants issued to convert Series B preferred stock	$10,791	$—
Stock issuance costs previously included in prepaid	$1,442	$—
Preferred stock dividend declared	$456	$—
Deemed dividend for amortization of Series A Preferred Stock discount and adjustment to redemption value	$35,695	$—
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

Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although the financial statements and related information included herein have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Corporation believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s audited consolidated financial statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017 ("10-K"). In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Corporation’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.
Significant Accounting Policies
There have been no changes to the significant accounting policies of the Corporation from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Corporation’s 10-K, except as discussed below under Recently Issued Accounting Pronouncements and in Note 4 - Revenue.

Recently Issued Accounting Pronouncements

Income Taxes

In October 2016, the Financial Accounting Standards Board ("FASB") issued new guidance intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under current GAAP, the income tax consequences of intra-entity transfers of assets other than inventory are not recognized until the assets are sold to an outside party. The new guidance requires the recognition of current and deferred income taxes when the intra-entity transfer of an asset other than inventory occurs. The new guidance is effective for fiscal years beginning after December 15, 2017 for all public business entities with early adoption permitted. The Corporation adopted this guidance effective January 1, 2018 using the modified retrospective method resulting in a cumulative effect adjustment recording to accumulated deficit of $294. Prior periods have not been retrospectively adjusted.

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

The Corporation adopted the standard using the modified retrospective method on January 1, 2018 applied to those contracts not completed at that time. The modified retrospective method requires a company to recognize the cumulative effect of initially applying the new standard as an adjustment to accumulated deficit. Prior period amounts have not been adjusted and continue to be reflected in accordance with the Corporation's historical accounting. The Corporation had no adjustment to retained earnings as a result of initially applying the standard. The adoption of this standard affects the timing in which the Corporation recognizes certain miscellaneous revenues from its contracts, recognizes certain costs of its contracts, accounts for certain modifications of its contracts and requires expanded disclosure. See Note 4 for further information on our revenue.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Corporation's unaudited condensed consolidated statement of operations and balance sheet was as follows:

	Three months ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenue from services	$37,123	$36,746	$377
Cost of sales excluding depreciation and amortization expense	$26,005	$25,372	$633
Provision for income taxes	$624	$589	$35
Net loss	$(2,309)	$(2,018)	$(291)

	For the period ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Accounts receivable	$19,558	$19,181	$377
Deferred costs on contracts	$2,275	$2,908	$(633)

Liabilities
Income and other taxes payable	$7,706	$7,671	$35

Equity
Accumulated deficit	$(135,321)	$(135,030)	$(291)

 Leases

In February 2016, the FASB issued new guidance on lease accounting affecting lessees and lessors. Lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. As under current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease for lessees will primarily depend on its classification as a finance or operating lease. For operating leases, lessees will recognize a single total lease expense. For finance leases, lessees will recognize amortization of the right-of-use asset separately from interest

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

on the lease liability. For both types of leases, lessees will recognize a right-of-use asset and a lease liability on its balance sheet. Lessor accounting under the new standard will remain similar to lessor accounting under current GAAP. The new standard contains changes that are intended to align lessor accounting with the lessee accounting model and the revenue recognition standard issued in 2014. For public companies, the new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Corporation is currently performing its preliminary scoping and assessment of the impact of this standard. As a lessee, the Corporation anticipates this standard will impact the Corporation in situations where it leases real estate and some types of equipment, for which it will recognize a right-of-use asset and corresponding lease liability on the Corporation's balance sheet. As a lessor, the Corporation has not yet determined the impact of this standard on its business. The Corporation is also currently assessing its needs for new systems and processes related to the standard. The Corporation continues to evaluate the impact of this guidance and has not yet determined its impact on its financial position, results of operations, cash flows and disclosures.

NOTE 2 — RESTRUCTURING

2017 Restructuring

On December 19, 2017, the Corporation entered into a restructuring support agreement (the "2017 Restructuring Support Agreement") with holders (the "2017 Supporting Holders") that beneficially owned in excess of 85% in principal amount of the Corporation’s 10% Senior Secured Second Lien Notes due 2019 (the "Second Lien Notes") to provide additional liquidity and realign its capital structure to better support operations during the prolonged industry downturn (the "2017 Restructuring").

The following is a summary of the key aspects of the 2017 Restructuring:

Exchange of Second Lien Notes for Common Stock, Convertible Preferred Stock and Warrants. The Corporation commenced an offer on December 22, 2017 ("2017 Exchange Offer") to exchange each $1 of Second Lien Notes and 10% Senior Secured Notes due 2019 (the "Senior Secured Notes") held by the holders participating in the 2017 Exchange Offer ("2017 Participating Holders") for (i) 21.8457 shares of newly issued Corporation common stock, (ii) 0.4058 shares of newly issued 8% divided convertible preferred stock (the "Series A Preferred Stock"), (iii) 10.9578 shares of newly issued convertible preferred stock (the "Series B Preferred Stock", together with the Series A Preferred Stock, the "Preferred Stock") and (iv) 94.7339 newly created Series C Warrants with an exercise price of $0.0001 (the "Series C Warrants"). The 2017 Exchange Offer closed on January 29, 2018 (the "2017 Closing Date"). In connection with the 2017 Exchange Offer, the Corporation also completed a consent solicitation to make certain changes to the indenture for the Second Lien Notes and related security agreements, which among other matters released all the collateral from the liens securing the Second Lien Notes, removed substantially all restrictive covenants and deleted certain events of default. The 2017 Exchange Offer is being accounted for during the quarter ended March 31, 2018. A further description of the Second Lien Notes and Senior Secured Notes is provided in Note 9 and a further description of the Preferred Stock and Series C Warrants is provided in Note 11.

Issuance of Common Stock, Preferred Stock, and Series C Warrants. Pursuant to the 2017 Exchange Offer, in exchange for approximately $78,037 of Second Lien Notes, or 91.8% of the principal amount of Second Lien Notes outstanding and $7 of Senior Secured Notes, or less than 1% of the Senior Secured Notes outstanding, the Corporation newly issued (i) 812,321 shares of common stock, (ii) 31,669 shares of Series A Preferred Stock, (iii) 855,195 shares of Series B Preferred Stock, and (iv) 8,286,061 Series C Warrants. See Notes 9 and 11 for further description of this transaction.

Conversion of Mandatorily Convertible Series B Preferred Stock and Series D Warrants. Each outstanding share of Series B Preferred Stock was convertible into 21.7378 shares of common stock or, if an election is made by an eligible holder, into warrants representing the right to receive 21.7378 shares of common stock. On March 6, 2018, all of the Series B Preferred Stock was automatically converted into 4,491,674 shares of common stock and 14,098,370 Series D Warrants with an exercise price of $0.0001 (the "Series D Warrants"). A further description of the conversion, the Series B Preferred Stock, and the Series D Warrants is provided in Note 11.
Change in Priority of Secured Indebtedness. After the 2017 Closing Date, the priority claims of the Corporation’s secured indebtedness were (i) the Credit Facility, which is secured by all of the existing collateral on a senior first lien priority basis, (ii) the Senior Loan Facility, which is secured by all of the existing collateral on a junior first lien priority basis, and (iii) the Senior Secured Notes, which are secured by substantially all of the existing collateral on what is effectively a second lien priority basis as a result of the release of the liens on the collateral by the holders of the Second Lien Notes.

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
Board of Directors. As of the 2017 Closing Date, the Board of the Corporation (the "Board of Directors") is comprised of seven directors. As a result of an amendment to the Corporation’s certificate of incorporation and bylaws, effective as of March 5, 2018, each holder of common stock whose holdings exceed nine percent of the total shares of common stock outstanding is entitled to nominate one member of the Board of Directors so long as its respective holdings continue to exceed nine percent. As a result, three of the 2017 Supporting Holders are entitled to nominate a director, and two of them have done so as of the date of this filing.
Senior Management and Share-Based Compensation. The Corporation entered into amendments to the employment agreements with members of its existing senior management. Existing equity grants under the 2016 Amended and Restated Long-Term Incentive Plan vested as of the 2017 Closing Date for all current participants and 178,787 shares of common stock were issued net of income tax and exercise price withholdings. Additionally, the Corporation adopted a new 2018 Long Term Incentive Plan for directors, management and key employees. See Note 12 for further information on these plans.

NOTE 3 — CREDIT CONCENTRATION

At March 31, 2018, the Corporation's largest account receivable from one customer was $78.1 million, representing 80% of total consolidated accounts receivable. This customer was relying on monetization of exploration tax credits under a State of Alaska tax credit program (“Tax Credits”), which monetization was historically accomplished by receipt of predictable payments from the State of Alaska or from third party financing sources. Due to changed economic and political circumstances in the State of Alaska, however, substantial uncertainty regarding the timing of payments from the State of Alaska has developed, which affected the availability of funding from other sources, which in turn has affected the timing of the Corporation receiving payments on its account receivable. As a result, as of March 31, 2018 and December 31, 2017, the entire receivable was classified as long term.

Due to the customer’s inability to monetize the Tax Credits, the customer has assigned $89.0 million of Tax Credits to the Corporation so that it can seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. The Tax Credit applications are subject to audit by the State of Alaska prior to issuance of the Tax Credit certificates. Audits of the Tax Credit applications resulted in the Corporation receiving approximately $56.2 million of Tax Credit certificates from the State of Alaska in 2016 and 2017, and approximately $8.3 million of Tax Credit certificates in the first quarter of 2018. In 2018, the Corporation expects that the State of Alaska will complete its audit on the last Tax Credit application for approximately $21.3 million, although it does not have a deadline requiring it to do so.

The Corporation did not record any reduction in receivable in the three months ended March 31, 2018. The Corporation recorded a reduction of the accounts receivable balance of $3.5 million related to the monetization of Tax Credit certificates during the three months ended March 31, 2017, from the sale of some of its Tax Credit certificates at a slight discount to an Alaskan producer of oil and gas that used the certificates to satisfy production taxes it owed to the State of Alaska. During the year ended December 31, 2016, the Corporation recorded a reduction of the accounts receivable balance of approximately $10.9 million from the sale of Tax Credit certificates to the same producer.

The Corporation has identified a number of paths to payment of its account receivable and continues to diligently pursue them. These paths include receiving payment on the account receivable by the following means: (i) receiving cash in payment in full of the Tax Credit certificates from the State of Alaska, (ii) receiving proceeds from the possible issuance by the State of Alaska of bonds to pay its Tax Credit liabilities at a discount, (iii) selling Tax Credit certificates into the secondary market to producers at a discount, (iv) receiving cash from a third party to purchase the Tax Credit certificates at what is likely to be a more substantial discount, (v) receiving license fees from additional licenses of the seismic data produced for the customer and (vi) selling some or all of the customer's seismic data on behalf of the customer.

Historically, the State of Alaska annually appropriated the amounts needed to pay all Tax Credit certificates for the prior fiscal year. Falling oil and gas prices have substantially reduced Alaska’s revenue from production taxes resulting in significant Alaskan budget deficits. While the Alaskan legislature has appropriated funds for the last two fiscal years to pay outstanding Tax Credit certificates, the Alaskan Governor has vetoed the line item in each year, and limited the appropriation in the last fiscal year to the statutorily established minimum amount of appropriations. In February 2018, the Corporation was advised by the State of Alaska that, so long as the payment is limited to the statutorily established minimum amount, it should not expect to receive any payments

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

until fiscal year 2021 and possibly should not expect to be fully paid until fiscal year 2024. In addition, the Alaskan Department of Revenue has acted to limit the secondary market for Tax Credit certificates by not only slowing down the timing for auditing Tax Credit applications and for making payments, but also by issuing advisory opinions in the third quarter of 2016 and the first quarter of 2017 that, contrary to earlier advice, effectively cut-off the secondary market for Tax Credit certificates. These advisory rulings cut-off using transferred Tax Credit certificates for prior years’ tax obligations and not allowing them to be used to pay taxes owed below the four percent minimum production tax rate. While in mid-2017, the Alaska legislature subsequently reversed the prohibition on using transferred Tax Credit certificates for prior years' obligations, to date transferred Tax Credit certificates cannot be used to go below the four percent floor. Notwithstanding this reversal, the secondary market remains inactive and preliminary indications are that discounts on any secondary market sale of the Tax Credit certificates are likely to be substantially greater than before these regulations were enacted.

One recent development may accelerate payment of the account receivable. The Governor of Alaska has introduced legislation to allow the State of Alaska to issue bonds to pay-off at a discount up to $1 billion of its outstanding liability for Tax Credits. The purchase will be at a discount, and some pricing options may require the customer to release the data to the public in advance of when it must otherwise be made. Both the Senate and the House have approved the legislation. There can be no assurance, however, that the Governor will sign this legislation or that this alternative will provide a viable means to more efficiently and quickly monetize the Corporation’s Tax Credit certificates than other alternatives. If this legislation is adopted, however, the Corporation intends to evaluate this alternative to determine whether it may be the most viable option to monetize its Tax Credit certificates.

The Corporation continues to explore all the options described above to monetize the Tax Credit certificates. It continues to believe that selling the certificates at a discount to producers that are able to apply the certificates to reduce their own Alaskan tax liabilities or to other strategic purchasers of the Tax Credits should yet again become a viable monetization option. For instance, the Corporation has a contract with a producer that provides that the producer will purchase the Corporation’s Tax Credit certificates to the extent that it can use them to satisfy its tax liabilities, but the producer has advised the Corporation that it does not yet know whether or when it will need any third party Tax Credit certificates other than its own.

The Corporation also believes that rising oil prices my increase the ability of the State of Alaska to pay off the Tax Credits due to higher revenues or may create a more viable market for the Tax Credits, but there can be no assurance that prices will increase sufficient to improve the ability of the Corporation to receive payments or when it might occur.

The Corporation has other possible ways to receive payments on its account receivable that do not involve monetization of the Tax Credits. The Corporation continues to assist the customer in actively marketing and licensing the seismic data it collected.   Licensing revenues received must be paid to the Corporation in satisfaction of the Corporation's account receivable.   In addition, subject to any licenses granted, the customer has the right to sell the data and apply the proceeds to the Corporation's receivable.  The Corporation believes, based on a recent third party independent appraisal of the data, that the receipt of these licensing revenues and sales proceeds may be sufficient to cover the difference between the outstanding account receivable and the cash it is able to generate by monetization of the Tax Credits, but there can be no assurance that it will occur or when any such payments will be received.

A risk exists that any monetization of the Tax Credit certificates will require a selling at a discount, and that the discount may be substantial, resulting in proceeds insufficient to fully repay the customer’s outstanding account receivable. Should this result, and the Corporation does not receive additional payments from either licensing or selling of the seismic data, the Corporation may be required to record an impairment to the amount due from the customer. At this point, however, the Corporation does not believe that it is probable that the account receivable was impaired as of March 31, 2018, due in main part to the fact that the State of Alaska is obligated to fully fund its Tax Credit certificate liabilities regardless of the timing of such funding and payments.

NOTE 4 — REVENUE

The Corporation’s services are provided under master service agreements that set forth the respective obligations of the Corporation and its customers. A supplemental agreement is entered into for each data acquisition project that sets forth the terms of the specific project including the right of either party to cancel on short notice. Customer contracts for services vary in terms and conditions and also vary in length but typically are not long term. The Corporation accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which it adopted on January 1, 2018, using the modified retrospective method.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Corporation's contracts typically have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Corporation recognizes out-of-pocket amounts and amounts billed for subcontractors at the gross amount billed to the customer in revenue with the related expenses recorded in cost of services and includes these in the transaction price if they are not considered distinct services. If the Corporation would enter into a contract with multiple performance obligations, it would allocate the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. Typically this would happen if the Corporation enters into a contract that includes processing services in addition to data acquisition services.
The Corporation's performance obligations are satisfied over time as work progresses. Contracts are either fixed price agreements that provide for a fixed fee per unit of measure ("Turnkey"), or variable price agreements that provide for affixed hourly, daily or monthly fee during the term of the project ("Term"). Under Turnkey agreements, the Corporation recognizes revenue based upon quantifiable measures of progress, such as square or linear kilometers surveyed, each unit of data recorded or any other method that depicts how the Corporation transfers control to the customer. Expenses are recognized as they are incurred, which could result in fluctuations in the Corporation's gross profit. If the Corporation determines that a contract will have a loss, the entire amount of the loss associated with the contract is immediately recognized. Under Term agreements, the revenue is variable, estimated and recognized over the term of the agreement based upon a quantifiable measure of progress. See Contract Estimates below for further information on our variable consideration.

On March 31, 2018, the Corporation had $35,318 of remaining performance obligations, which the Corporation also refers to as total backlog. The Corporation expects to recognize approximately 95% percent of its remaining performance obligations as revenue in 2018 and the remaining approximately 5% percent in 2019.

Contract Estimates. The nature of the Corporation's contracts gives rise to several types of variable consideration. One type of variable consideration is standby revenue wherein weather and customer related delays may generate additional revenue. The transaction price of its contracts also includes various services, which can vary depending on the circumstances occurring in the project. The Corporation includes these revenues in its estimated transaction price when there is basis to reasonably estimate the amount of the revenue and when the consideration is not highly dependent on factors outside of the Corporation's control. The Corporation estimates its variable consideration based on historical performance and its best judgment at the time.
As a significant change in one or more of these estimates could affect the profitability of its contracts, the Corporation reviews and updates the estimates during each reporting period. The Corporation recognizes these adjustments in revenues under the cumulative catch-up method recognizing the impact of the adjustment on revenue to date in the period the adjustment is identified. Revenue in future periods of performance is recognized using the adjusted estimate.

Revenue by Category. The following table disaggregates our revenue by major source for the three months ended March 31, 2018:

	North America	South America	Total
Type of Contract
Turnkey	$23,098	$9,444	$32,542
Term	4,581	—	4,581
Total	$27,679	$9,444	$37,123

Contract Balances and Costs to Fulfill Contracts. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, costs to fulfill a contract, and deferred revenue on the unaudited condensed consolidated balance sheets. The Corporation typically bills as work progresses.

The Corporation incurs certain costs, which it capitalizes if they directly relate to the contract, generate or enhance resources that will be used in satisfying performance obligations in the future and are expected to be recovered. These costs typically include mobilization and setup for the various projects. The Corporation amortizes these costs consistent with how the related revenue is

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

recognized unless the Corporation determines the costs are no longer recoverable, at which time they are expensed. As of March 31, 2018, the Corporation had assets recognized for costs to fulfill contracts of $2,275 classified as deferred costs on contracts on the unaudited condensed consolidated balance sheet, which primarily relate to mobilization and setup expenses and are amortized to expense as services are provided and control transfers to the customer. The Corporation recognized $4,058 of amortization during the three month period ended March 31, 2018.

Deferred revenue primarily represents amounts billed or payments received for services to be rendered over a future period. Typically, the Corporation's mobilization services are paid at the beginning of the contract by the customer while the revenue is recognized as control transfers to the customer, which can result in deferred revenue. Normally all other revenue is billed as work progresses, which generally will not result in significant deferred revenue except in those cases where a large mobilization is required for the contract. Deferred revenue of $257 at March 31, 2018 primarily consists of payment for seismic services. Revenue recognized for the three-month period ended March 31, 2018, that was included in the deferred revenue balance at the beginning of the period was $1,477 and represented primarily revenue from seismic services and primarily relates to the timing of payment for mobilization for projects beginning in the first quarter of 2018. Additional revenue deferred during the three month period ended March 31, 2018 was $257 and primarily related to the timing of payment for seismic services.

NOTE 5     — EARNINGS PER SHARE

2018 Earnings Per Share. As a result of the 2017 Restructuring, the Corporation is now required to apply the two-class method to calculate basic and diluted earnings per share beginning with the quarter ended March 31, 2018. The Corporation's Series C Warrants, Series D Warrants and Series B Preferred Stock (prior to its conversion) are considered participating securities ("Participating Securities"). Under the two-class method, basic income per share is computed by dividing income available to common stockholders after allocation of income to Participating Securities by the weighted average number of common shares outstanding during each period. In loss periods, the Corporation does not allocated losses to the Participating Securities since they do not participate in losses.

Diluted earnings per share is computed by dividing net income available to common stockholders after allocation of earnings to Participating Securities by the sum of the weighted average number of shares outstanding during each period and the dilutive potential common shares outstanding during the period determined under the treasury stock method. In loss periods, basic net loss and diluted net loss are the same since the effect of potential common shares is anti-dilutive and therefore excluded.

2017 Earnings Per Share. Basic income per share is computed by dividing net income attributable to the Corporation by the weighted average number of common shares outstanding during each period. Diluted income per share is computed by dividing net income available to common stockholders by the sum of the weighted average number of shares outstanding during each period and the dilutive potential common shares outstanding during the period determined under the treasury stock method. In loss periods, basic net loss and diluted net loss are the same since the effect of potential common shares is anti-dilutive and therefore excluded.

Potential Dilutive Securities. Dilutive potential common shares consist of shares issuable upon (i) the vesting of restricted stock, (ii) the exercising of warrants at average market prices greater than their exercise prices, (iii) the exercising of stock options at average market prices greater than their exercise prices and (iv) the conversion of preferred stock. Under the treasury stock method, dilutive potential common shares are determined based on the assumed exercise of dilutive restricted stock, stock options and warrants less the number of treasury shares assumed to be purchased from the amount that must be paid to exercise stock options, the amount of compensation expense for future service that has not yet been recognized for restricted stock and stock options, and the amount of tax benefits that will be recorded in additional paid-in capital when the dilutive awards become deductible.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

The computation of basic and diluted net income per share is as follows:

Three Months Ended
March 31, 2018
Basic:
Net loss available to common stockholders	$(38,460)
Less: Allocation of earnings to participating securities	—
Net loss available to common stockholders after allocation of earnings to participating securities	$(38,460)

Basic weighted average shares outstanding	10,154,195
Net loss per share	$(3.79)

Diluted:
Net loss available to common stockholders	$(38,460)
Less: Allocation of earnings to participating securities	—
Net loss available to common stockholders after allocation of earnings to participating securities	$(38,460)

Basic weighted average shares outstanding	10,154,195
Add: effect of dilutive securities	—
Diluted weighted average shares outstanding	10,154,195
Diluted net loss per share	$(3.79)

Three Months Ended
March 31, 2017
Basic:
Net income available to common stockholders	$6,845
Weighted average common shares outstanding	9,358,529
Net income per share	$0.73

Diluted:
Net income available to common stockholders	$6,845

Basic weighted average shares outstanding	9,358,529
Add: Effect of dilutive securities	32,493
Diluted weighted average shares outstanding	9,391,022
Diluted net income per share	$0.73

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Warrants to purchase 22,693,183 and 308,752 shares of common stock have been excluded from the calculation of diluted net income (loss) per share in the three month periods ended March 31, 2018 and 2017, respectively, since they were anti-dilutive due to the net loss in 2018 and the exercise price exceeded the weighted average share price in 2017. Options to purchase 311,477 shares of common stock have been excluded from the calculation of diluted net income per share in the three month period ended March 31, 2017, since the option exercise price was higher than the weighted average share price during the respective period. Unvested restricted stock units representing 207,650 issuable shares were excluded from the calculation of diluted net income per share in the three month period ended March 31, 2017, since they were anti-dilutive. Preferred stock representing 103,604,035 issuable shares were excluded from the calculation of diluted net loss per share in the three month period ended March 31, 2018, since they were anti-dilutive.

NOTE 6 — DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the amounts shown in the unaudited condensed consolidated statements of cash flows.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$13,395	$3,613
Restricted cash	17	41
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$13,412	$3,654

Restricted cash primarily consists of cash collateral for labor claims, office rental and cash in another country restricted by exchange control regulations.

Accounts Receivable

Accounts receivable is comprised of the following:

	March 31, 2018	December 31, 2017
Current:
Trade receivables	$17,437	$4,013
Other receivables	2,133	2,104
Less: allowance for doubtful accounts	(12)	(12)
Accounts receivable, net	$19,558	$6,105
Noncurrent:
Accounts receivable	$78,102	$78,102
Less: allowance for doubtful accounts	—	—
Accounts receivable, net	$78,102	$78,102

Property and Equipment

Property and equipment is comprised of the following:

	March 31, 2018	December 31, 2017
Property and equipment	$105,684	$105,595
Less: accumulated depreciation and amortization	(75,046)	(72,649)
Property and equipment, net	$30,638	$32,946

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Intangible Assets

Intangible assets are comprised of the following:

	March 31, 2018	December 31, 2017
Intangible assets	$1,387	$1,403
Less: accumulated amortization	(758)	(732)
Intangible assets, net	$629	$671

Accrued Liabilities

Accrued liabilities are comprised of the following:

	March 31, 2018	December 31, 2017
Accrued payroll liabilities	$3,965	$2,781
Accrued interest	205	1,877
Accrued dividend	456	—
Other accrued liabilities	4,152	1,653
Total accrued liabilities	$8,778	$6,311

Other accrued liabilities primarily consist of accruals for project related expenses.

NOTE 7 — CREDIT FACILITY

On September 22, 2017, SAExploration, Inc. (“Borrower”), the Corporation, and the Corporation’s other domestic subsidiaries entered into the First Amended and Restated Credit and Security Agreement (the "Credit Agreement") with the lenders from time to time party thereto and Cantor Fitzgerald Securities, as agent (the "Agent"). The Credit Agreement amends and restates the Credit and Security Agreement dated as of November 6, 2014 and as amended on June 29, 2016 (the "Prior Credit Agreement") by and among the Borrower, the Guarantors, and Wells Fargo Bank, National Association as lender (the "Original Lender"). Immediately prior to entering into the Credit Agreement, the Original Lender sold its interest in the Prior Credit Agreement upon entering into the Loan Assignment, Assumption and Indemnity Agreement (the "Assignment Agreement") with the Agent who subsequently assigned those rights and obligations to one of the Corporation's Supporting Holders (the "Assignee"). Two additional holders elected to join the Credit Agreement (together with the Assignee, the "Lenders"), including one holder as further described in Note 15.

On December 22, 2017, the parties entered into an amendment to the Credit Agreement ("First Amendment") which among other things: (1) increased the maximum borrowings to $20,000 from $16,000 and (2) added one additional lender. The First Amendment was accounted for as a modification in the year ended December 31, 2017.

The Credit Agreement provides for up to $20,000 in borrowings secured primarily by the Borrower's North American assets, mainly accounts receivable and equipment subject to certain exclusions (the "Credit Facility"). The proceeds of the Credit Facility will primarily be used to fund the Borrower's working capital needs for its operations and for general corporate purposes. The borrowings outstanding under the Credit Facility were:

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

	March 31, 2018	December 31, 2017

Principal outstanding	$20,000	$5,000
Less: unamortized deferred loan issuance costs	(440)	(599)
Total Credit Facility outstanding	$19,560	$4,401

Additional borrowings under the Credit Facility for up to $20,000 in borrowings are subject to the Lenders’ sole discretion and must be in minimum increments of $1,000.

In addition to the above and among other things, the Credit Agreement revised the Prior Credit Agreement to:

•	eliminate the ability to redraw borrowings once repaid and placed certain restrictions on the ability to repay borrowings;

•	eliminate the sub-facility for letters of credit;

•	provide for mandatory prepayment with any proceeds from Tax Credits that exceeded $15,000, unless waived by the Lenders; and

•	remove certain covenants including those to maintain a minimum EBITDA and to maintain eligible equipment of a certain amount.

The Credit Agreement was accounted for as a modification during the year ended December 31, 2017. In connection with the Credit Agreement, deferred loan issuance costs totaling $782 were recorded in the year ended December 31, 2017 consisting of $400 of fees payable to the Lenders, and $382 of legal and investment banking costs.

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

The parties entered into Amendment No. 2 to the Credit Agreement on February 28, 2018 to provide that the Credit Facility matures on January 2, 2020.

The Credit Agreement contains covenants including, but not limited to (i) commitments to maintain and deliver to the Lenders, as required, certain financial reports, records and other items and (ii) subject to certain exceptions under the Credit Agreement, restrictions on the ability of the Corporation to incur indebtedness, create or incur liens, enter into fundamental changes to corporate structure or to the nature of the business of the Corporation, dispose of assets, permit a change in control, acquire non-permitted investments, enter into affiliate transactions or make distributions. The Credit Agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lenders, which are customary for agreements of this type. The Corporation is in compliance with the Credit Agreement covenants as of March 31, 2018.

NOTE 8 — SENIOR LOAN FACILITY

On June 29, 2016, the Corporation, as borrower, and each of the Corporation’s domestic subsidiaries, as guarantors (the “Guarantors”), entered into the senior loan facility (the "Senior Loan Facility") with the supporting holders of the Senior Secured Notes. In addition to the supporting holders, one additional holder of the Senior Secured Notes subsequently elected to participate as a lender in the Senior Loan Facility based on their proportionate ownership of the Senior Secured Notes as discussed in Note 15. The Senior Loan Facility provided funding up to a maximum borrowing amount of $30,000. See restrictions on this borrowing below. As of March 31, 2018 and December 31, 2017, borrowings of $29,000 and $29,995, respectively, were outstanding under the Senior Loan Facility.

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

On September 8, 2017, the Corporation entered into Amendment No. 2 to the Senior Loan Facility (the "Second Amendment") that amended and extended a majority of the Senior Loan Facility held by consenting lenders representing $29,000 of the total principal outstanding (the "Extended Loans"). The Second Amendment, among other things, with respect to the Extended Loans:

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

The remaining $995 of advances under the Senior Loan Facility (the "Residual Loans") remained under the original terms of the Senior Loan Facility where borrowings bear interest at a rate of 10% per year, payable monthly. The Residual Loans matured January 2, 2018, and were repaid.

The Senior Loan Facility is secured by substantially all of the collateral securing the obligations under the Credit Agreement and the Senior Secured Notes, including the receivable due to the Corporation discussed in Note 3. This security interest is junior to the security interest in such collateral securing the obligations under the Credit Facility and senior to the security interests in such collateral securing the obligations under the Senior Secured Notes. The security interest in such collateral held by the holders of the Second Lien Notes was released as part of the 2017 Restructuring.

The Senior Loan Facility contains negative covenants that restrict the Corporation’s and the Guarantors’ ability to incur indebtedness, create or incur liens, enter into fundamental changes to the Corporation’s corporate structure or to the nature of the Corporation’s business, dispose of assets, permit a change in control to occur, make certain prepayments, other payments and distributions, make certain investments, enter into affiliate transactions or make certain distributions, and requires that the Corporation maintain and deliver certain financial reports, projections, records and other items. The Senior Loan Facility also contains customary representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Senior Loan Facility agent and the lenders, and customary events of default. The Corporation is in compliance with the Senior Loan Facility covenants as of March 31, 2018.

NOTE 9 — NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2018	December 31, 2017
10% second lien notes due 2019:
Carrying value, including paid-in-kind interest of $693 and $8,467 as of March 31, 2018 and December 31, 2017, respectively	$6,969	$85,239
Less: debt discount	(13)	(189)
Total second lien notes outstanding	6,956	85,050
10% senior secured notes due 2019:
Principal outstanding	1,865	1,872
Less: unamortized deferred loan issuance costs	(21)	(25)
Total senior secured notes outstanding	1,844	1,847
Total notes payable outstanding (long-term)	$8,800	$86,897

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Senior Secured Notes

On July 2, 2014, the Corporation entered into an indenture under which it issued $150,000 of senior secured notes due July 15, 2019, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. On June 19, 2015, all outstanding senior secured notes were exchanged for an equal amount of new Senior Secured Notes, which are substantially identical in terms to the existing senior secured notes except that the Senior Secured Notes are registered under the Securities Act of 1933, as amended. The Senior Secured Notes mature on July 15, 2019 and bear interest at the annual rate of 10% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015.

Second Lien Notes

On June 24, 2016, as a part of the 2016 restructuring of its balance sheet, the Corporation entered into an exchange of $138,128 face value of its Senior Secured Notes for $76,523 of new Second Lien Notes due 2019 and 6,410,502 shares of the Corporation's common stock. The Second Lien Notes are substantially similar to the Senior Secured Notes with the following modifications:

•
The Second Lien Notes have a maturity date of September 24, 2019, provided that, if any of the Senior Secured Notes remain outstanding as of March 31, 2019, the maturity date of the Second Lien Notes will become April 14, 2019 upon the vote of the holders of a majority of the then-outstanding Second Lien Notes.

•	The liens securing the Second Lien Notes were junior to the liens securing the Senior Loan Facility and senior to the liens securing the Senior Secured Notes.

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

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

The exchange was accounted for as an extinguishment during the three month period ended March 31, 2018. In addition, the exchange consideration of $78,044 was allocated to the various securities and classes based on their proportionate fair value including the following: (i) Series A Preferred Stock of $61,971, (ii) Series B Preferred Stock of $10,791, (iii) Series C Warrants of $4,810 and (iv) common stock of $472. In addition, share issuance costs of $931 were recorded to additional paid in capital and share issuance costs of $3,590 were netted against the Series A Preferred Stock in mezzanine equity. See Note 11 for further information on the equity portion of this transaction.

Concurrent with the 2017 Exchange Offer, the Corporation solicited consents related to the adoption of proposed amendments to the Second Lien Note Indenture and the Indenture governing the Senior Secured Notes. Holders of approximately 91.8% of the principal amount of the Second Lien Notes delivered their consents to adopt the proposed amendments to the Second Lien Notes Indenture to remove a number of restrictive covenants, to eliminate some events of default, and to release the collateral securing repayment of the Second Lien Notes. Holders of the Senior Secured Notes did not consent to the adoption of the proposed amendments to the Indenture governing the Senior Secured Notes, including the collateral release. As a result, the Senior Secured Notes continue to be secured by the collateral.

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

The indentures governing the Senior Secured Notes and Second Lien Notes contain covenants that include limitations on the Corporation's ability to: (i) transfer or sell assets; (ii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iii) incur or guarantee additional indebtedness or, with respect to the Corporation's restricted subsidiaries, issue preferred stock; (iv) create or incur liens; (v) incur dividend or other payment restrictions affecting its restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of its or its subsidiaries’ assets; (vii) enter into transactions with affiliates; (viii) engage in business other than its current business and reasonably related extensions thereof; and (ix) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Senior Secured Notes and Second Lien Notes. Most of these covenants in the indenture governing the Second Lien Notes were released in the first supplemental indenture dated January 26, 2018. The Corporation was in compliance with the indenture covenants as of March 31, 2018.

NOTE 10 — INCOME TAXES

The Corporation’s effective tax rate was (73.4)% and 16.5% for the three months ended March 31, 2018 and 2017, respectively. The increase in the 2018 effective tax rate is primarily due to several factors including fluctuations in earnings among the various jurisdictions in which the Corporation operates, increases in valuation allowance and foreign tax rate differentials.  The primary reason the 2018 effective tax rate differs from the 21% Federal statutory corporate rate is the fluctuations in earnings among the various jurisdictions in which the Corporation operates, increases in valuation allowances and foreign tax rate differentials.

On December 22, 2017, the U.S. enacted legislation commonly known as the Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform") that lowered the statutory tax rate of U.S. earnings to 21%, taxes historic foreign earnings at a reduced rate of tax, establishes a territorial tax system and enacts new taxes associated with global operations.

Additionally, as part of tax reform the U.S. has enacted a minimum tax of foreign earnings ("global intangible low tax income"). The Corporation has not made an accounting policy election on the deferred tax treatments and, consequently, it has not made an accrual for the deferred tax aspects of the provision.

Foreign earnings are considered by the Corporation to be permanently reinvested in operations outside the United States and therefore the Corporation has not provided for U.S. income taxes on these unrepatriated foreign earnings. The Corporation is currently evaluating the impact of the U.S. Tax Reform Act on its global structure and any associated impact it may have on that assertion on a go forward basis and, as a result, has not included a provisional estimate of the impact.

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

NOTE 11 — MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

Preferred Stock

The Corporation is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights, and preferences as may be determined from time to time by the Corporation’s Board of Directors.

Series A Preferred Stock. As a part of the 2017 Restructuring described in Note 2, in January 2018, the Corporation issued 31,669 shares of Series A Preferred Stock. The Series A Preferred Stock has an 8% dividend payable quarterly in arrears and accumulates whether or not earned or declared beginning on April 1, 2018. Dependent upon the Corporation achieving certain financial metrics, the Corporation may pay dividends on the shares of Series A Preferred Stock in the form of additional shares of Series A Preferred Stock. The Series A Preferred Stock is senior to the Corporation's common stock and Series B Preferred Stock in the event of a liquidation of the Corporation. The Series A Preferred Stock is convertible into 3,271.4653 shares of common stock per one share of Series A Preferred Stock, at any time after the third anniversary of the 2017 Closing Date. The conversion is subject to certain exceptions including a limitation on the ability of certain holders to convert if it would cause such holder to beneficially own in excess of 9.99% of the outstanding common stock. The Series A Preferred Stock is redeemable by the holders on a pro rata basis for cash only upon the monetization of the Alaska Tax Credits in excess of the amount to repay the Credit Facility, the Senior Loan Facility, and an additional $2,000, on a pro rata basis. The Corporation can redeem the Series A Preferred Stock for cash at any time at the liquidation value of $1,000 per share.
The exchange consideration was allocated to the various share classes and securities based on their proportionate value resulting in a value of $61,971 for the Series A Preferred Stock less stock issuance costs of $3,590. However, as the intrinsic value of the beneficial conversion feature within the Series A Preferred Stock exceeded the value allocated to the Series A Preferred Stock, a discount of $61,971 was recorded as a reduction to the value of the Series A Preferred Stock. This discount will be amortized using the effective interest method over the three year period from which it was issued until it is convertible. The Corporation recorded amortization of the discount of $34,404 in the three months ended March 31, 2018. The Corporation recorded $1,291 to increase the Series A Preferred Stock to its redemption value as of March 31, 2018. As of March 31, 2018, 31,669 shares of Series A Preferred Stock are issued and there were no changes to this amount during the three months ended March 31, 2018.
On March 14, 2018, the Board of Directors declared a dividend in kind in the amount of 0.01378 shares of Series A Preferred Stock per one share of issued and outstanding Series A Preferred Stock to all holders of record as of March 15, 2018. An additional 456 shares of Series A Preferred Stock were issued on April 2, 2018 as a result of this dividend.
Series B Preferred Stock. As a part of the 2017 Restructuring described in Note 2, in January 2018, the Corporation issued 855,195 shares of Series B Preferred Stock. The Series B Preferred Stock had no stated dividend and dividends were at the discretion of the Board of Directors. The Series B Preferred Stock was convertible into 21.7378 shares of common stock per one share of Series B Preferred Stock. The Series B Preferred Stock was senior to the Corporation's common stock and junior to the Series A Preferred Stock in the event of the liquidation of the Corporation. The Series B Preferred Stock was recorded at $10,791 during the first month of 2018 based on an allocation of the exchange consideration to the various share classes and securities based on their proportionate value.
In early March 2018, all of the Series B Preferred Stock was converted into 4,491,674 new shares of common stock and 14,098,370 Series D Warrants. The conversion was recorded in the quarter ended March 31, 2018, and the Series B Preferred Stock was removed at its carrying value. See below for the accounting for the Series D Warrants. As of March 31, 2018, there were no issued or outstanding shares of Series B Preferred Stock.
The changes in the number of Series B Preferred Stock issued are as follows:

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

Three months ended March 31, 2018

Series B Preferred Stock
Beginning balance as of January 1	—
Issuance of Series B Preferred Stock	855,195
Conversion of Series B Preferred Stock	(855,195)
Ending balance as of March 31	—
Common Stock

The Corporation is authorized to issue 200,000,000 and 55,000,000 shares of common stock as of March 31, 2018 and December 31, 2017, respectively, with a par value of $0.0001 per share. As part of the 2017 Restructuring described in Note 2, on March 5, 2018, the certificate of incorporation of the Corporation was amended to increase the authorized number of shares of common stock to 200,000,000. The changes in the number of common stock outstanding and treasury stock held by the Corporation are as follows:

Three months ended March 31, 2018

Shares issued
Beginning balance as of January 1	9,462,358
Vesting of restricted stock	207,648
Exercise of stock options	311,477
Common stock issued in exchanged for senior secured notes and second lien notes	812,321
Common stock issued in exchange for Preferred Stock Series B shares	4,491,674
Ending balance as of March 31	15,285,478

Shares held as treasury shares
Beginning balance as of January 1	38,024
Purchase of treasury stock	325,337
Ending balance as of March 31	363,361

Shares outstanding at March 31	14,922,117

Warrants

Series A and Series B Warrants

As of March 31, 2018, a total of 154,376 Series A warrants and 154,376 Series B warrants with an expiration date of July 27, 2021 were outstanding. The Series A Warrants and Series B Warrants have exercise prices of $10.30 and $12.88, respectively, and become exercisable 30 days in advance of their expiration date contingent upon the receipt by the Corporation of Tax Credit certificates in a face amount of at least $25 million issued by the State of Alaska to the Corporation. As of March 31, 2018, the Corporation had met the condition of receipt of at least $25 million of Tax Credit certificates.

Series C Warrants

As an element of the 2017 Exchange Offer discussed in Note 2 and Note 9, on the 2017 Closing Date, the Corporation issued 8,286,061 Series C Warrants to the 2017 Supporting Holders. Each warrant entitles the holder to purchase one share of the Corporation's common stock. The Series C Warrants have an exercise price of $0.0001 and have no expiration date. The Series

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

C Warrants are immediately exercisable by the Supporting Holders and are exercisable by the Corporation in connection with (i) a full redemption of the Series A Preferred Stock and Series B Preferred Stock provided that it does not result in a holder owning 10% or more of the outstanding shares of common stock of the Corporation or (ii) upon a change in control of the Corporation. The Series C Warrants were recorded in additional paid in capital at $4,810 during the quarter ended March 31, 2018 based on an allocation of the exchange consideration to the various share classes and securities based on their proportionate value.

Series D Warrants

As an element of the 2017 Exchange Offer discussed in Note 2, on March 8, 2018, the Corporation issued 14,098,370 Series D Warrants to the holders of the mandatorily convertible Series B Preferred Stock in connection with the mandatory conversion of the Series B Preferred Stock. Each Series D Warrant entitles the holder to purchase one share of the Corporation's common stock. The Series D Warrants have an exercise price of $0.0001 and have no expiration date. The Series D Warrants are immediately exercisable by the holders and are exercisable by the Corporation in connection with (i) a full redemption of the Series A Preferred Stock and Series B Preferred Stock, provided that it does not result in a holder owning 10% or more of the outstanding shares of common stock of the Corporation or (ii) upon a change in control of the Corporation. The conversion was accounted for during the quarter ended March 31, 2018. The Series D Warrants were recorded at fair value of $22,981 in additional paid in capital. Fair value was based on the price for the Corporation's common stock as of the date of the conversion as the Series D Warrants have a nominal strike price, no expiration and no other relevant restrictions.

NOTE 12 — SHARE-BASED COMPENSATION

2018 Long-Term Incentive Plan

As part of the 2017 Restructuring, the Corporation received written consent from holders of a majority of the Corporation's common stock outstanding approving and adopting the Corporation's 2018 Long-Term Incentive Plan (the "2018 Plan"). The Corporation filed a Schedule 14C with the Securities and Exchange Commission on February 9, 2018 and the 2018 Plan became effective on March 5, 2018. The 2018 Plan reserves for the issuance of 19,500,000 shares of common stock.

On April 9, 2018, 10,356,693 restricted stock units were granted under the 2018 Plan (the "MIP Awards") to executives of the Corporation. The MIP Awards vest as follows: (a) one-fourth on July 29, 2019, (b) one-fourth on January 29, 2020, and (c) one-half on January 29, 2021. Notwithstanding the foregoing, all of an executive’s awards granted under the MIP will vest in full on the earliest to occur of (i) such executive’s attaining the age of 64 years, (ii) a Change of Control, as defined in the applicable executive’s employment agreement, (iii) December 31, 2020, if such executive’s employment agreement is not renewed, and (iv) the termination of such executive’s employment for any reason other than a termination for Cause, as defined in the applicable executive’s employment agreement, or a termination by such executive without Good Reason, as defined in the applicable executive’s employment agreement.

Amended and Restated 2016 Long Term Incentive Plan

Share-based compensation expense for stock option and restricted stock unit awards in the three months ended March 31, 2018 and 2017 was $1,053 and $629, respectively, for the Amended and Restated 2016 Long Term Incentive Plan. As an element of the 2017 Restructuring Support Agreement discussed in Note 2, the Corporation accelerated the vesting of all existing awards under its Amended and Restated 2016 Long Term Incentive Plan effective as of the 2017 Closing Date. As a result of the accelerated vesting, the Corporation charged the remaining unrecognized compensation expense on existing awards to the results of operations during the three-month period ending March 31, 2018, resulting in an additional $784 in share-based compensation expense.

NOTE 13 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, borrowings under the Senior Loan Facility, and borrowings under the Credit Facility are a reasonable estimate of their fair values due to their short duration.

There were no Corporation financial instruments measured at fair value on a recurring basis at March 31, 2018, December 31, 2017 or March 31, 2017.

The Corporation's financial instruments not recorded at fair value consist of the Senior Secured Notes and Second Lien Notes. At March 31, 2018, the carrying value of the Senior Secured Notes and Second Lien Notes was $1,844 and $6,956, respectively. At March 31, 2018, the estimated fair value of the Senior Secured Notes and Second Lien Notes was $1,061 and $6,257, respectively. The fair value is determined by a market approach using dealer quoted period-end bond prices. This instrument is classified as Level 2 as valuation inputs for fair value measurements are dealer quoted market prices at March 31, 2018 obtained from independent third party sources. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

The Corporation's non-financial assets include goodwill, property and equipment, and other intangible assets, which are classified as Level 3 assets. These assets are measured at fair value on a nonrecurring basis as part of the Corporation's impairment assessments and as circumstances require. Goodwill is subjected to an annual review for impairment or more frequently as required.

NOTE 14 — VARIABLE INTEREST ENTITIES

Effective November 19, 2012, an agreement was entered into between a subsidiary of the Corporation and Kuukpik Corporation (“Kuukpik”) to form a separate legal entity (“Joint Venture”) for the purpose of performing contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the North Slope of Alaska (onshore or offshore) for a period of five years. Effective November 19, 2017, the Corporation and Kuukpik signed an amendment extending the life of the Joint Venture until December 31, 2020. The Corporation's and Kuukpik’s percentage ownership interests in the Joint Venture are 49.0% and 51.0%, respectively. The sole source of revenue of the Joint Venture is contracts performed by the Corporation. Pre-award costs incurred on potential contracts by Kuukpik and the Corporation are absorbed by each party and not by the Joint Venture. The Joint Venture receives 10% of gross revenues of all North Slope of Alaska contracts performed by the Corporation, which is distributed to Kuukpik and the Corporation based on their relative ownership percentages. Risk of loss on a contract, including credit risk, is the Corporation's sole responsibility. Based on its power to influence the significant business activities of the Joint Venture and its responsibility to absorb contract losses, the Corporation was determined to be the primary beneficiary under GAAP and as such consolidates the Joint Venture. The results of the Joint Venture are combined with the Corporation and all intercompany transactions are eliminated upon consolidation. Amounts reflected for the Joint Venture in the unaudited condensed consolidated financial statements consist of the balances reported under net income attributable to noncontrolling interest for the three month periods ended March 31, 2018 and 2017 and noncontrolling interest on the March 31, 2018 and December 31, 2017 balance sheets.

Effective October 18, 2016, an agreement was entered into between the Corporation and SAExploration Nigeria Limited (“SAE Nigeria”) for the purpose of performing acquisition and development of geophysical and seismic data on a specific project in West Nigeria ("West Nigeria Project"). While the Corporation did not hold an ownership interest in SAE Nigeria, risk of loss on the West Nigeria Project, including credit risk, was the Corporation's sole responsibility. All profits from the West Nigeria Project remained with the Corporation. Based on its power to influence the significant business activities of SAE Nigeria during the completion of the West Nigeria Project, its responsibility to absorb contract losses and the proportion of SAE Nigeria's operations dedicated to the West Nigeria Project at this time, the Corporation was determined to be the primary beneficiary under GAAP and

SAExploration Holdings, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts and as otherwise noted)

as such it consolidated SAE Nigeria into its financial statements for the term of the West Nigeria Project. As of August 31, 2017, the project was completed and all amounts due from SAE Nigeria to the Corporation were repaid. As a result, the Corporation no longer holds a variable interest in SAE Nigeria, no longer has a controlling interest in SAE Nigeria and its results are no longer combined with the Corporation's.

NOTE 15 — RELATED PARTY TRANSACTIONS

Jeff Hastings, the Corporation’s Chief Executive Officer and Chairman of the Board of Directors, owns and controls Speculative Seismic Investments, LLC (“SSI”), which as of March 31, 2018, holds 27,000 shares of the Corporation’s common stock. SSI is a lender under the Corporation’s Senior Loan Facility in the principal amount of $543 and exchanged $2,352 of the Corporation’s Senior Secured Notes for $1,334 of Second Lien Notes in the restructuring consummated on July 27, 2016. SSI subsequently sold the $1,334 of Second Lien Notes in November 2016 representing $1,176 of face value and $158 of interest paid in kind for the period outstanding and is no longer a holder of any Second Lien Notes. In addition, in September 2017, Mr. Hastings committed to funding $400 of the Credit Facility, which was subsequently reduced to $375 as of December 21, 2017. The Corporation has drawn all of that commitment as of March 31, 2018.

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

NOTE 16 — COMMITMENTS AND CONTINGENCIES

The Corporation is involved in various legal proceedings involving contractual and employment relationships, liability claims, and a variety of other matters. The outcome of these legal proceedings and other matters is not expected to have, either individually or in the aggregate, a material adverse effect on the Corporation’s financial position, results of operations, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2018 and for the three month periods ended March 31, 2018 and 2017 and the accompanying notes to the unaudited condensed consolidated financial statements. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 ("10-K"). See “Forward-Looking Statements” below. Amounts are in thousands, except for share amounts and as otherwise noted.

Highlights

The following discussion is intended to assist in understanding our financial position at March 31, 2018, and our results of operations for the three months ended March 31, 2018. Financial and operating results for the three months ended March 31, 2018 include:

•	Revenue from services for the three months ended March 31, 2018 was $37,123 compared to $86,169 for the same period in 2017.

•	Gross profit for the three months ended March 31, 2018 decreased to $8,697 from $25,144 in 2017.

•	Gross profit as a percentage of revenue for the three months ended March 31, 2018 decreased to 23.4% from 29.2% in 2017.

•	Operating income for the three months ended March 31, 2018 decreased to $2,320 from $18,627 in 2017.

•	Net (loss) income for the three months ended March 31, 2018 decreased to $(1,474) from $8,827 in 2017.

•	Adjusted EBITDA for the three months ended March 31, 2018 decreased to $6,036 from $22,715 for 2017.

•	Adjusted EBITDA as a percentage of revenue for the three months ended March 31, 2018 decreased to 16.3% from 26.4% in 2017.

•	Cash and cash equivalents totaled $13,395 as of March 31, 2018 compared to $11,514 as of March 31, 2017.

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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Our operating results for the three months ended March 31, 2018 and 2017 are highlighted below:

	Three Months Ended March 31,
	2018	% of Revenue	2017	% of Revenue
Revenue from services:
North America	$27,679	74.6%	$46,364	53.8%
South America	9,444	25.4%	1,771	2.1%
Southeast Asia	—	—%	2,868	3.3%
West Africa	—	—%	35,166	40.8%
Total revenue	37,123	100.0%	86,169	100.0%
Gross profit	8,697	23.4%	25,144	29.2%
Selling, general and administrative expenses	6,377	17.2%	6,517	7.6%
Income from operations	2,320	6.2%	18,627	21.6%
Other expense, net	(3,170)	(8.5)%	(8,060)	(9.4)%
Provision for income taxes	624	1.7%	1,740	2.0%
Net (loss) income	$(1,474)	(4.0)%	$8,827	10.2%

Revenue from Services.

North America: Revenue in North America for the three months ended March 31, 2018 decreased by $18,685 or 40.3% compared to the three months ended March 31, 2017, primarily in Alaska. In Alaska, we experienced a decrease in the number and size of projects performed due to the continued impact of changes in the oil and gas production tax credit state legislation and regulations. Canada revenue levels had a moderate increase from 2017 to 2018 due to an increase in the number of projects performed.

South America: Revenue in South America for the three months ended March 31, 2018 increased by $7,673 or 433.3% compared to the three months ended March 31, 2017. The increase in revenue during 2018 was primarily due to an increase in the amount of work performed in Colombia during the first quarter of 2018 compared to 2017.

Southeast Asia: Revenues in Southeast Asia for the three months ended March 31, 2018 decreased by $2,868 compared to the three months ended March 31, 2017. The decrease in 2018 revenue for Southeast Asia was primarily due to no active land or marine projects in 2018 compared to a small project in New Zealand which commenced in the first quarter of 2017.

West Africa: Revenues in West Africa for the three months ended March 31, 2018 decreased by $35,166 compared to the three months ended March 31, 2017. The decrease in 2018 revenue is due to no active projects in West Africa in 2018 compared to a significant ocean bottom marine project in Nigeria that commenced in late December 2016 and was completed in the first quarter of 2017.

Gross Profit.  Gross profit decreased to $8,697, or 23.4% of revenues for the three months ended March 31, 2018 from $25,144, or 29.2% of revenues, for the three months ended March 31, 2017. The decrease in gross profit was primarily due to a decrease in revenue. Gross profit as a percentage of revenue decreased primarily due to the decrease in revenue. While a significant portion of our cost is variable and project-specific, a portion is fixed and will influence gross profit when revenue decreases significantly.

Adjusted Gross Profit. Adjusted gross profit decreased to $11,118, or 29.9% of revenues for the three months ended March 31, 2018 from $28,395, or 33.0% of revenues for the three months ended March 31, 2017. The decrease in adjusted gross profit as a percentage of revenues is primarily due to decreased revenue.

Selling, General and Administrative Expenses ("SG&A"). For the three months ended March 31, 2018, SG&A expenses decreased slightly by $140 to $6,377 or 17.2% of revenue compared to $6,517 or 7.6% of revenue for the three months ended March 31,

2017. SG&A expense decreased due to cost reduction initiatives partially offset by an increase in stock based compensation due to the accelerated vesting of existing awards under our 2016 long term incentive plan as discussed in Note 12. SG&A expenses in 2018 as a percentage of revenue increased versus 2017 primarily due to the decrease in revenue in that a portion of these are fixed costs and an increase in stock based compensation expense related to our previous long term incentive plan.

Other Expense. Other expense decreased by $4,890 for the three months ended March 31, 2018, primarily due to decreased amortization of debt issuance costs related to the extension of the Senior Loan Facility and the Credit Facility. There was also a decrease in interest expense due to the decrease in notes payable resulting from the 2017 Exchange Offer completed early in the first quarter of 2018. There was also an increase in foreign currency losses on principally unrealized transactions due to large gains in 2017 in Brazil compared to losses in Canada in 2018.

Provision for Income Taxes. For the three months ended March 31, 2018, the provision for income taxes was $624 representing a (73.4)% effective tax rate compared to the provision for income taxes of $1,740 for the three months ended March 31, 2017 representing a 16.5% effective tax rate. The decrease in the provision for income taxes of $1,116 was primarily due to fluctuations in earnings among the various jurisdictions in which we operate, offset by increases in valuation allowance and increases in foreign tax rate differentials.

As part of U.S. tax reform, the U.S. has enacted a tax on “base eroding” payments from the U.S. We do not anticipate an increase in U.S. tax from “base eroding” payments from the U.S. because we fall within the safe harbor provisions. The U.S. has also enacted a minimum tax on foreign earnings (“global intangible low tax income”). Because we have tangible assets outside the U.S. and pay a rate of foreign tax above the minimum tax rate, we are not expecting a significant increase in tax liability from this new U.S. minimum tax. Because aspects of the new law and the effect on our operations is uncertain and because aspects of the accounting rules associated with the tax on global intangible low-taxed income have not been resolved, we have not made an accrual for the tax effects of this provision. Additionally, we have not adjusted our provisional estimate of no tax expense from the enactment of U.S. tax reform during the first quarter of 2018. We continue to analyze information related to our operations as well as new guidance and other aspects of the enacted provisions.

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

Net (Loss) Income. For the three months ended March 31, 2018, net loss was $1,474 compared to a net income of $8,827 for the three months ended March 31, 2017.

The decrease in net income for the three months ended March 31, 2018 was primarily due to the following factors:

•	Decreased revenue and corresponding decrease in gross profit; and

•	Higher effective tax rate; partially offset by

•	Decreased other expense primarily due to a decrease in interest expense related to the 2017 Restructuring.

Adjusted EBITDA. For the three months ended March 31, 2018, adjusted EBITDA decreased to $6,036 from $22,715 for the three months ended March 31, 2017. The decrease was due primarily to decreases in gross profit related to decreased revenues and relative to fixed SG&A expenses.

Liquidity and Capital Resources

Working Capital.   Working capital as of March 31, 2018 was $10,306 compared to negative $2,960 as of December 31, 2017. The increase in working capital was related to increased operations primarily due to seasonality in the first quarter of 2018 compared to the fourth quarter of 2017, resulting in higher accounts receivable partially offset by higher accounts payable. Also contributing to this increase were borrowings of $15,000 under our Credit Facility during the first quarter of 2018. These increases were partially offset by the net loss incurred during the first quarter of 2018. Working capital at December 31, 2017, however, was significantly down from historic levels due to the reclassification from current assets to long term assets of $42.1 million of the account receivable related to our Alaskan Tax Credits described below.

Our working capital needs are difficult to predict with certainty. Our available cash varies in material respects as a result of, among other things, the timing of our projects, our customers’ budgetary cycles and our receipt of payment. In particular, delays in receiving payments on our account receivable relating to our Alaskan Tax Credits are causing liquidity issues for us. Our working capital requirements may continue to increase, due to contraction in our business or expansion of infrastructure that may be required to keep pace with technological advances. Over time, we must also continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. In addition, some of our larger projects require significant upfront costs. We therefore may be subject to significant and rapid increases in our working capital needs. While we currently have our Credit Facility and Senior Loan Facility, and we have reduced our outstanding indebtedness as a result of the Restructurings, we are at our borrowing limits under our Credit Facility and our Senior Loan Facility. We intend to pursue obtaining one but our current cash flow and liquidity difficulties may impair our ability to obtain a working capital line or other sources of financing, and access to such financing may not be available on terms acceptable to us, or at all. In addition, obtaining a working capital line will require amendments to our Credit Facility and certain consents of our other lenders, which amendments or consents may not be forthcoming.

Cash Flows and Liquidity.   Cash used by operations for the three months ended March 31, 2018 was $1,864, compared to cash provided by operations of $5,401 for the first three months of 2017, a decrease in cash provided by operations of $7,265. Cash provided by net income and net cash adjustments to net income decreased to $3,286 for the three months ended March 31, 2018 compared to cash provided by net income and net cash adjustments to net income of $19,951 for the three months ended March 31, 2017. The primary reason for the change was the increase in net loss and decreased depreciation expense and amortization of debt issuance costs. Net changes in operating assets and liabilities resulted in cash used of $5,150 for the three months ended March 31, 2018 compared to cash used of $14,550 for the three months ended March 31, 2017. The change is primarily due to the increased level of operations in first quarter of 2017 compared to 2018, primarily in Alaska and Nigeria, resulting in a larger accounts receivable balance.

Our current projections for cash flows over the next 12 months show that there are months when our cash and cash equivalents may be less than $5 million, resulting in the possibility that we will experience a liquidity short fall if our projections relating to forecasted, but uncontracted work for the periods are not accurate, and there are substantial uncontracted revenues in our forecast for that period. As described above, at this time we do not have access to additional borrowings, although we are pursuing additional financing.

At March 31, 2018, our largest account receivable from one customer was $78.1 million, representing 80% of total consolidated accounts receivable. This customer was relying on monetization of exploration tax credits under a State of Alaska tax credit program (“Tax Credits”), which monetization was historically accomplished by receipt of predictable payments from the State of Alaska or from third party financing sources. Due to changed economic and political circumstances in the State of Alaska, however, substantial uncertainty regarding the timing of payments from the State of Alaska has developed, which affected the availability of funding from other sources, which in turn has affected the timing of receiving payments on our account receivable. As a result, as of March 31, 2018 and December 31, 2017, the entire receivable was classified as long term.

Due to the customer’s inability to monetize the Tax Credits, our customer has assigned $89.0 million of Tax Credits to us so that we can seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward the customer’s repayment of its overdue account receivable. The Tax Credit applications are subject to audit by the State of Alaska prior to issuance of the Tax Credit certificates. Audits of the Tax Credits resulted in us receiving approximately $56.2 million of Tax Credit certificates from the State of Alaska in 2016 and 2017, and approximately $8.3 million of Tax Credit certificates in the first quarter of 2018. In 2018, we expect that the State of Alaska will complete its audit on the last Tax Credit application for approximately $21.3 million, although it does not have a deadline requiring it to do so.

We did not record any reduction in receivable in the three months ended March 31, 2018. We recorded a reduction of the accounts receivable balance of $3.5 million related to the monetization of Tax Credit certificates during the three months ended March 31, 2017, from the sale of some of its Tax Credit certificates at a slight discount to an Alaskan producer of oil and gas that used the certificates to satisfy production taxes it owed to the State of Alaska. During the year ended December 31, 2016, we recorded a reduction of the accounts receivable balance of approximately $10.9 million from the sale of Tax Credit certificates to the same producer.

We have identified a number of paths to payment of our account receivable. These paths include receiving payment on the account receivable by the following means: (i) receiving cash in payment in full of the Tax Credit certificates from the State of Alaska, (ii) receiving proceeds from the possible issuance by the State of Alaska of bonds to pay its Tax Credit liabilities at a discount, (iii) selling Tax Credit certificates into the secondary market to producers at a discount, (iv) receiving cash from a third party to purchase the Tax Credit certificates at what is likely to be a more substantial discount, (v) receiving license fees from additional licenses of the seismic data produced for the customer and (vi) selling some or all of the seismic data on behalf of the customer. There can be no assurance that we will receive payment in full of our account receivable from these paths, but we continue to diligently pursue them.

Historically, the State of Alaska annually appropriated the amounts needed to pay all Tax Credit certificates for the prior fiscal year. Falling oil and gas prices have substantially reduced Alaska’s revenue from production taxes resulting in significant Alaskan budget deficits. While the Alaskan legislature has appropriated funds for the last two fiscal years to pay outstanding Tax Credit certificates, the Alaskan Governor has vetoed the line item in each year, and limited the appropriation in the last fiscal year to the statutorily established minimum amount of appropriations. In February 2018, we were advised by the State of Alaska that, so long as the payment is limited to the statutorily established minimum amount, we should not expect to receive any payments until fiscal year 2021 and possibly should not expect to be fully paid until fiscal year 2024. In addition, the Alaskan Department of Revenue has acted to limit the secondary market for Tax Credit certificates by not only slowing down the timing for auditing Tax Credit applications and for making payments, but also by issuing advisory opinions in the third quarter of 2016 and the first quarter of 2017 that, contrary to earlier advice, effectively cut-off the secondary market for Tax Credit certificates. These advisory rulings cut-off using transferred Tax Credit certificates for prior years’ tax obligations and not allowing them to be used to pay taxes owed below the four percent minimum production tax rate. While in mid-2017, the Alaska legislature subsequently reversed the prohibition on using transferred Tax Credit certificates for prior years' obligations, to date transferred Tax Credit certificates cannot be used to go below the four percent floor. Notwithstanding this reversal, the secondary market remains inactive and preliminary indications are that discount on any secondary market sale of the Tax Credit certificates are likely to be substantially greater that before these regulations were enacted.

One recent development may accelerate payment of the account receivable. The Governor of Alaska has introduced legislation to allow the State of Alaska to issue bonds to pay-off at a discount up to $1 billion of its outstanding liability for Tax Credits. Both the Senate and the House have approved the legislation. There can be no assurance, however, the Governor will sign this legislation. If the legislation is enacted as currently drafted, we are relatively optimistic that it will provide an option to monetize our Tax Credit certificates in the fourth quarter of 2018 or the first quarter of 2019. Our customer would have the option in July 2018 to decide whether to accept the State of Alaska's offer to purchase our Tax Credit certificates, and it may do so on a seismic program by program basis. If our customer is willing to make the program’s seismic data public, the discount rate will be the true interest cost of the issuance of the bonds to the issuer plus one and one half percent per annum. If our customer determined it wanted to keep the seismic data confidential for the remainder of the ten year confidentiality period, the discount rate would be ten percent per annum. We will evaluate this offer in conjunction with our customer as more details become available, but we anticipate that we might want our customer to keep some of the data confidential so that it may be licensed or sold to third parties.

We also continue to believe that selling the certificates at a discount to producers or to other strategic purchasers of the Tax Credits that are able to apply the certificates to reduce their own Alaskan tax liabilities should yet again become a viable monetization option. For instance, we have a contract with a producer that provides that the producer will purchase our Tax Credit certificates to the extent that it can use them to satisfy its tax liabilities, but the producer has advised us that it does not yet know whether or when it will need any Tax Credit certificates other than its own.

We also believe that rising oil prices may increase the ability of the State of Alaska to pay off the Tax Credits due to higher revenues, or may create a more viable market for the Tax Credits, but there can be no assurance that prices will increase sufficient to improve our ability to receive payment or when it might occur.

We have other possible ways to receive payments on our account receivable that do not involve monetization of the Tax Credits. We continue to assist our customer in actively marketing and licensing the seismic data it collected.   Licensing revenues received must be paid to us in satisfaction of our account receivable.   In addition, subject to any licenses granted, the customer has the right to sell the data and apply the proceeds to our receivable.  We believe, based on a recent third party independent appraisal of the data, that the receipt of these licensing revenues and sales proceeds may be sufficient to cover the difference between the outstanding account receivable and the cash it is able to generate by monetization of the Tax Credits, but there can be no assurance that it will occur or when any such payments will be received.

A risk exists that any monetization of the Tax Credit certificates will require selling at a discount, and that the discount may be substantial, resulting in proceeds insufficient to fully repay the customer’s outstanding account receivable. Should this result, and we do not receive additional payments from either licensing or selling of the seismic data, we may be required to record an impairment to the amount due from our customer, which may materially and adversely affect us. At this point, however, we do not believe that it is probable that the account receivable was impaired as of March 31, 2018, due in main part to the fact that the State of Alaska is obligated to fully fund its Tax Credit liabilities regardless of the timing of such funding and payments.

Until we are able to finally resolve the issues described above, we will continue to experience liquidity and cash flow issues. The Restructurings provided significant levels of short term liquidity, which has mitigated the acuteness of these issues, but they do not solve the issue of our need to monetize our Tax Credits.

Capital Expenditures.  Cash provided by investing activities for the three months ended March 31, 2018 was $48, compared to cash used by investing activities of $301 for the three months ended March 31, 2017, an increase in cash flows from investing activities of $349. We have had minimal current year expenditures to date and based on current information, we expect our total capital expenditures for 2018 to be around or under $5.0 million. This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs. But this amount will not allow us to purchase any new technology or upgrade existing capital assets. Our 2017 capital expenditures primarily relate to remaining cash payments for the 2016 purchase of a set of vibrators as well as the purchase of additional camp equipment and vibrators in the first quarter of 2017. The proceeds from sale of assets represents cash received for the sale of some ocean bottom nodal equipment in the fourth quarter of 2016.

Financing. Cash provided by financing activities for the three months ended March 31, 2018 was $11,651, compared to cash used by financing activities of $1,341 for the three months ended March 31, 2017, an increase in cash flows provided by financing activities of $12,992. The increase in cash provided during the three months ended March 31, 2018 was primarily due to borrowings under our Credit Facility of $15,000 compared to net repayments under the Credit Facility for the same period in 2017. This increase was partially offset by $2,179 of share issuance costs paid in connection with the 2017 Exchange Offer as further described below and in Notes 2 and 9.

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

On June 24, 2016, as a part of a 2016 restructuring of our balance sheet, we exchanged of $138,128 face value of our Senior Secured Notes for $76,523 of new Second Lien Notes due 2019 and 6,410,502 shares of our common stock. The Second Lien Notes are substantially similar to the Senior Secured Notes with the following modifications:

•
The Second Lien Notes have a maturity date of September 24, 2019, provided that, if any of the Senior Secured Notes remain outstanding as of March 31, 2019, the maturity date of the Second Lien Notes will become April 14, 2019 upon the vote of the holders of a majority of the then-outstanding Second Lien Notes.

•	The liens securing the Second Lien Notes were junior to the liens securing the Senior Loan Facility and senior to the liens securing the Senior Secured Notes.

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

Exchange of Senior Secured Notes and Second Lien Notes for Equity in the 2017 Restructuring

As discussed in Note 2, as part of the 2017 Restructuring, in exchange for $78,037 in aggregate principal amount of Second Lien Notes, plus accrued and unpaid interest from and including January 15, 2018 thereon, representing approximately 91.8% of the outstanding aggregate principal amount of the Second Lien Notes accepted for exchange in the 2017 Exchange Offer, and $7 in aggregate principal amount of Senior Secured Notes, plus accrued and unpaid interest from and including January 15, 2018 thereon, representing less than 1% of the outstanding aggregate principal amount of the Senior Secured Notes accepted for exchange in the 2017 Exchange Offer, we newly issued: (i) 812,321 shares of common stock, (ii) 31,669 shares of Series A perpetual convertible preferred stock, (iii) 855,195 shares of Series B convertible preferred stock, and (iv) 8,286,061 Series C Warrants to purchase 8,286,061 shares of common stock.

The exchange was accounted for as an extinguishment during the three month period ended March 31, 2018. The exchange consideration of $78,044 was allocated to the various securities and classes based on their proportionate fair value including the following: (i) Series A Preferred Stock of $61,971, (ii) Series B Preferred Stock of $10,791, (iii) Series C Warrants of $4,810 and (iv) common stock of $472. In addition, share issuance costs of $931 were recorded to additional paid in capital and share issuance costs of $3,590 were recorded against the Series A Preferred Stock in mezzanine equity. See Note 11 for further information on the equity portion of this transaction.

Concurrent with the 2017 Exchange Offer, we solicited consents related to the adoption of proposed amendments to the Second Lien Note Indenture and the Indenture governing the Senior Secured Notes. Holders of approximately 91.8% of the principal amount of the Second Lien Notes delivered their consents to adopt the proposed amendments to the Second Lien Note Indenture to remove a number of restrictive covenants, to eliminate some events of default, and to release the collateral securing repayment of the Second Lien Notes. Holders of the Senior Secured Notes did not consent to the adoption of the proposed amendments to the Indenture governing the Senior Secured Notes, including the collateral release. As a result, the Senior Secured Notes continue to be secured by the collateral.

On January 26, 2018, we entered into a first supplemental indenture to the Second Lien Note Indenture and a first amendment to the security agreement relating to the Second Lien Notes to effect the proposed amendments and collateral release with respect to the Second Lien Notes.

The indentures governing the Senior Secured Notes and Second Lien Notes contain covenants which include limitations on our ability to: (i) transfer or sell assets; (ii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iii) incur or guarantee additional indebtedness or, with respect to the our restricted subsidiaries, issue preferred stock; (iv) create or incur liens; (v) incur dividend or other payment restrictions affecting its restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of its or its subsidiaries’ assets; (vii) enter into transactions with affiliates; (viii) engage in business other than its current business and reasonably related extensions thereof; and (ix) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Senior Secured Notes and Second Lien Notes. Most of these covenants in the indenture governing the Second Lien Notes were released in the first supplemental indenture dated January 26, 2018. We were in compliance with the indenture covenants as of March 31, 2018.

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

Credit Facility. On September 22, 2017, SAExploration, Inc. (the "Borrower"), us, and our domestic subsidiaries entered into the Credit Agreement with the lenders from time to time party thereto and the Agent. The Credit Agreement amends and restates the Credit and Security Agreement dated as of November 6, 2014 and as amended on June 29, 2016 by and among the Borrower, the Guarantors, and the Original Lender immediately prior to entering into the Credit Agreement, the Original Lender sold its interest in the Prior Credit Agreement upon entering into the Assignment Agreement with the Agent who subsequently assigned those rights and obligations to one of the Supporting Holders (the "Assignee"). Two additional holders elected to join the Credit Agreement (together with the Assignee, the "Lenders"), including one holder as further described in Note 15.

On December 22, 2017, the parties entered into the First Amendment which among other things: (1) increased the maximum borrowings to $20,000 from $16,000 and (2) added one additional lender. The First Amendment was accounted for as a modification in the year ended December 31, 2017.

The Credit Agreement provides for up to $20,000 in borrowings secured primarily by the Borrower's North American assets, mainly accounts receivable and equipment subject to certain exclusions (the "Credit Facility"). The proceeds of the Credit Facility will primarily be used to fund the Borrower's working capital needs for its operations and for general corporate purposes. The borrowings outstanding under the Credit Facility were:

	March 31, 2018	December 31, 2017

Principal outstanding	$20,000	$5,000
Less: unamortized deferred loan issuance costs	(440)	(599)
Total Credit Facility outstanding	$19,560	$4,401

Additional borrowings under the Credit Facility are subject to the Lenders’ sole discretion and must be in minimum increments of $1,000.

In addition to the above and among other things, the Credit Agreement revised the Prior Credit Agreement to:

•	eliminate the ability to redraw borrowings once repaid and placed certain restrictions on the ability to repay borrowings;

•	eliminate the sub-facility for letters of credit;

•	provide for mandatory prepayment with any proceeds from Tax Credits that exceeded $15,000, unless waived by the Lenders; and

•	remove certain covenants including those to maintain a minimum EBITDA and to maintain eligible equipment of a certain amount.

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

The Credit Agreement contains covenants including, but not limited to (i) commitments to maintain and deliver to the Lenders, as required, certain financial reports, records and other items and (ii) subject to certain exceptions under the Credit Agreement, restrictions on the ability of the Corporation to incur indebtedness, create or incur liens, enter into fundamental changes to corporate structure or to the nature of the business of the Corporation, dispose of assets, permit a change in control, acquire non-permitted investments, enter into affiliate transactions or make distributions. The Credit Agreement also contains representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Lenders, which are customary for agreements of this type. The Corporation is in compliance with the Credit Agreement covenants as of March 31, 2018.

Senior Loan Facility. On June 29, 2016, us, as borrower, and each of the Guarantors, entered into the Senior Loan Facility with the supporting holders of the Senior Secured Notes. In addition to the supporting holders, one additional holder of the Senior Secured Notes subsequently elected to participate as a lender in the Senior Loan Facility based on their proportionate ownership of the senior secured notes as discussed in Note 15. The Senior Loan Facility provides funding up to a maximum borrowing amount of $30,000. See restrictions on this borrowing below. As of March 31, 2018 and December 31, 2017, borrowings of $29,000 and $29,995, respectively, were outstanding under the Senior Loan Facility.

On September 8, 2017, we entered Second Amendment that amended and extended a majority of the Senior Loan Facility held by consenting lenders representing $29,000 of the total principal outstanding (the "Extended Loans"). The Second Amendment, among other things, with respect to the Extended Loans:

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

On February 28, 2018, we entered into Amendment No. 3 to the Senior Loan Facility to provide that the Senior Loan Facility matures on January 2, 2020.

The remaining $995 of advances under the Senior Loan Facility (the "Residual Loans") remained under the original terms of the Senior Loan Facility where borrowings bear interest at a rate of 10% per year, payable monthly. The Residual Loans matured January 2, 2018, and were paid off.

The Senior Loan Facility is secured by substantially all of the collateral securing the obligations under the Credit Agreement and the senior secured notes, including the receivable due to the Corporation discussed in Note 3 and above. This security interest is junior to the security interest in such collateral securing the obligations under the Credit Facility and senior to the security interests in such collateral securing the obligations under the senior secured notes. The security interest in such collateral held by the holders of the Second Lien Notes was released as part of the 2017 Restructuring.

The Senior Loan Facility contains negative covenants that restrict our and the Guarantors’ ability to incur indebtedness, create or incur liens, enter into fundamental changes to our corporate structure or to the nature of our business, dispose of assets, permit a change in control to occur, make certain prepayments, other payments and distributions, make certain investments, enter into affiliate transactions or make certain distributions, and requires that we maintain and deliver certain financial reports, projections, records and other items. The Senior Loan Facility also contains customary representations, warranties, covenants and other terms and conditions, including relating to the payment of fees to the Senior Loan Facility agent and the lenders, and customary events of default. We are in compliance with the Senior Loan Facility covenants as of March 31, 2018.

Use of Adjusted EBITDA and Adjusted Gross Profit (Non-GAAP measures) as Performance Measures

Adjusted EBITDA

We use an adjusted form of EBITDA to measure period over period performance, which is a non-GAAP measurement. Adjusted EBITDA is defined as net (loss) income plus depreciation and amortization, plus interest expense, plus income taxes, plus share-based compensation, plus (gain) on extinguishment of debt, plus loss (gain) on disposal of property and equipment, plus foreign exchange loss (gain) and plus nonrecurring one-time expenses. Our management uses Adjusted EBITDA as a supplemental financial measure to assess:

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

The computation of our Adjusted EBITDA (a non-GAAP measure) from net (loss) income, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(1,474)	$8,827
Depreciation and amortization (1)	2,499	3,356
Interest expense, net	3,141	8,358
Provision for income taxes	624	1,740
Share-based compensation (2)	1,053	629
Gain on early extinguishment of debt (3)	(53)	—
(Gain) loss on disposal of property and equipment, net (4)	(181)	4
Foreign exchange loss (gain), net (5)	174	(311)
Nonrecurring expense (6)(7)	253	112
Adjusted EBITDA	$6,036	$22,715

(1)Depreciation and amortization expense was charged to the statements of operations as follows:

	Three Months Ended March 31,
	2018	2017
Cost of services	$2,421	$3,251
Selling, general and administrative expenses	78	105
Total depreciation and amortization	$2,499	$3,356

(2)	Share-based compensation primarily relates to the non-cash value of stock options and restricted stock awards granted to our employees and directors.

(3)	Gain on early extinguishment recorded on the 2017 Exchange Offer. See Notes 2 and 9 for further information.

(4)	(Gain) loss on disposal of property and equipment, net is primarily the impact of sale of equipment.

(5)	Foreign exchange gain, net includes the effect of both realized and unrealized foreign exchange transactions.

(6)	Nonrecurring expenses in 2018 primarily consists of severance payments in North America as well as non-operating expenses incurred at the corporate location for legal and consulting fees.

(7)	Nonrecurring expenses in 2017 primarily consist of severance payments in several locations as well as non-operating expenses incurred at the corporate location for legal and consulting fees.

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
The computation of our Adjusted Gross Profit (a non-GAAP measure) from gross profit, the most directly comparable GAAP financial measure, is provided in the table below (in thousands):

	Three Months Ended March 31,
	2018	% of Revenue	2017	% of Revenue
Gross profit	$8,697	23.4%	$25,144	29.2%
Depreciation and amortization expense included in cost of services(1)	2,421	6.5%	3,251	3.8%
Adjusted Gross Profit	$11,118	29.9%	$28,395	33.0%

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

Critical Accounting Policies

For a discussion of critical accounting policies see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 10-K. There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position, except as discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements under the captions "Recently Issued Accounting Pronouncements - Revenue Recognition".

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

Factors that could cause actual results to vary materially from our expectations include the following:

•
developments with respect to the Alaskan oil and natural gas exploration tax credit system that continue to affect the willingness of third parties to participate in financing and monetization transactions and our ability to timely monetize tax credits that have been assigned to us by our customer;

•	changes in the Alaskan oil and natural gas exploration tax credit system that may significantly affect the level of Alaskan exploration spending;

•	fluctuations in the levels of exploration and development activity in the oil and natural gas industry;

•	intense industry competition;

•	limited number of customers;

•	credit and delayed payment risks related to our customers;

•
the availability of liquidity and capital resources, including our need to obtain additional working capital and refinance or replace our Credit Facility and our Senior Term Facility, limited ability to make capital expenditures due to our current liquidity and cash flow situation and the potential impact this has on our business and competitiveness;

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
There have been no material changes in the significant risk factors that may affect our business, financial position, results of operations or liquidity as described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 except for updates to the risks below.

Our working capital needs are difficult to forecast and may vary significantly, which could cause liquidity issues and require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all.

Our working capital needs are difficult to predict with certainty. Our available cash varies in material respects as a result of, among other things, the timing of our projects, our customers’ budgetary cycles and our receipt of payment. In particular, delays in receiving payments on our account receivable relating to our Alaskan tax credits discussed below are causing liquidity issues for us. Our working capital requirements may continue to increase, due to contraction in our business or expansion of infrastructure that may be required to keep pace with technological advances. Over time, we must also continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. In addition, some of our larger projects require significant upfront costs. We therefore may be subject to significant and rapid increases in our working capital needs. While we currently have a credit facility and a senior loan facility, and we have reduced our outstanding indebtedness as a result of the Restructurings, we are at our borrowing limits under the credit facility and the senior loan facility. Our current projections for cash flows over the next 12 months show that there are months when our cash and cash equivalents may be less than $5 million resulting in the possibility that we will experience a liquidity short fall if our projections relating to forecaster, but uncontracted work for the periods are not accurate, and there are substantial uncontracted revenues in our forecast during that period. While we do not currently have a working capital facility to address these needs, we intend to pursue obtaining one. Our current cash flow and liquidity difficulties may impair our ability to obtain a working capital line or other sources of financing, however, and access to financing may not be available on terms acceptable to us, or at all. In addition, obtaining a working capital line will require amendments to our Credit Facility and certain consents of our other lenders, which amendments or consents may not be forthcoming.

Developments in the State of Alaska and their consequences for the market for exploration tax credits and the impacts of those developments on our cash flow have intensified the negative impact on our current liquidity and cash flow.

At March 31, 2018, our largest account receivable from one customer was $78.1 million, representing 80% of total consolidated accounts receivable. This customer was relying on monetization of Alaskan exploration tax credits ("Tax Credits"), which monetization was historically accomplished by receipt of predictable payments from the State of Alaska or from third party financing sources. Due to changed economic and political circumstances in the State of Alaska, however, substantial uncertainty regarding the timing of payments from the State of Alaska has developed, which has affected the availability of funding from other sources, which in turn has affected the timing of our receiving payments on this account receivable. As a result, as of December 31, 2017, we classified the entire receivable from the customer as a long-term accounts receivable totaling $78.1 million, including an additional $42.1 million reclassification to long-term accounts during the quarter ended December 31, 2017. As of March 31, 2018, this entire receivable remains classified as long term.

Due to our customer’s inability to monetize the Tax Credits, our customer assigned $89.0 million of Tax Credits to us as security so that we could seek to monetize these Tax Credits and apply the resulting cash, as monetization occurs, toward our customer’s overdue account receivable. The Tax Credit applications are subject to audit by the State of Alaska prior to issuance of the Tax Credit certificates. Audits of the Tax Credit applications resulted in our receiving approximately $56.2 million of Tax Credit certificates from the State of Alaska in 2016 and 2017 and an additional $8.3 million of Tax Credit certificates in the first quarter of 2018, for a total of $64.5 million of Tax Credit certificates. In 2018, we expect that the State of Alaska will complete its audit on the last Tax Credit application for approximately $21.3 million, although it does not have a deadline requiring it to do so.

We did not record any reduction in the receivable in the three months ended March 31, 2018. We recorded a reduction of the accounts receivable balance of $3.5 million related to the monetization of Tax Credit certificates during the three months ended March 31, 2017, from the sale of some of our Tax Credit certificates at a slight discount to an Alaskan producer of oil and gas that used the certificates to satisfy production taxes it owed to the State of Alaska. During the year ended December 31, 2016, we recorded a reduction of the accounts receivable balance of approximately $10.9 million for the sale of Tax Credits certificates to the same producer.

We have identified a number of paths to payment of our account receivable. These paths include receiving payment on the account receivable by the following means: (i) receiving cash in payment in full of the Tax Credit certificates from the State of Alaska, (ii) receiving proceeds from the possible issuance by the State of Alaska of bonds to pay its Tax Credit liabilities at a discount, (iii) selling Tax Credit certificates into the secondary market to producers at a discount, (iv) receiving cash from a third party to purchase Tax Credit certificates at what is likely to be a more substantial discount, (v) receiving license fees from additional licenses of the seismic data produced for the customer and (vi) selling some or all of the seismic data on behalf of the customer. There can be no assurance that we will receive payment in full of our account receivable from these paths, but we continue to diligently pursue them.

Historically, the State of Alaska annually appropriated the amounts needed to pay all Tax Credit certificates for the prior fiscal year. Falling oil and gas prices have substantially reduced Alaska’s revenue from production taxes resulting in significant Alaskan budget deficits. While the Alaskan legislature has appropriated funds for the last two fiscal years to pay outstanding Tax Credit certificates, the Alaskan Governor has vetoed the line item in each year, and limited the appropriation in the last fiscal year to the statutorily established minimum amount of appropriations. In February 2018, we were advised by the State of Alaska that, so long as the payment is limited to the statutorily established minimum amount, we should not expect to receive any payments until fiscal year 2021 and possibly should not expect to be fully paid until fiscal year 2024. In addition, the Alaskan Department of Revenue has acted to limit the secondary market for Tax Credit certificates by not only slowing down the timing for auditing Tax Credit applications and for making payments, but also by issuing advisory opinions in the third quarter of 2016 and the first quarter of 2017 that, contrary to earlier advice, effectively cut-off the secondary market for Tax Credit certificates. These advisory rulings cut-off using transferred Tax Credit certificates for prior years’ tax obligations and not allowing them to be used to pay taxes owed below the four percent minimum production tax rate. While in mid-2017, the Alaska legislature subsequently reversed the prohibition on using transferred Tax Credit certificates for prior years' obligations, to date transferred Tax Credit certificates cannot be used to go below the four percent floor. Notwithstanding this reversal, the secondary market remains inactive and preliminary indications are that discounts on any secondary market sale of the Tax Credit certificates are likely to be substantially greater than before these regulations were enacted.

One recent development may accelerate payment of the account receivable. The Governor of Alaska has introduced legislation to allow the State of Alaska to issue bonds to pay-off at a discount up to $1 billion of its outstanding liability for Tax Credits. The purchase will be at a discount, and some pricing options may require the customer to release the data to the public in advance of when it must otherwise be made so. Both the Senate and the House have approved the legislation. There can be no assurance, however, that the Governor will sign this legislation or that this alternative will provide a viable means to more efficiently and quickly monetize our Tax Credit certificates than other alternatives. If this legislation is adopted, however, we intend to evaluate this alternative to determine whether it may be the most viable option to monetize our Tax Credit certificates.

We also continue to believe that selling the certificates at a discount to producers or to other strategic purchasers of the Tax Credits that are able to apply the certificates to reduce their own Alaskan tax liabilities should yet again become a viable monetization option. For instance, we have a contract with a producer that provides that the producer will purchase our Tax Credit certificates to the extent that it can use them to satisfy its tax liabilities, but the producer has advised us that it does not yet know whether or when it will need any Tax Credit certificates other than its own.

We also believe that rising oil prices may increase the ability of the State of Alaska to pay off the Tax Credits due to higher revenues, or may create a more viable market for the Tax Credits, but there can be no assurance that prices will increase sufficient to improve our ability to receive payment or when it might occur.

We have other possible ways to receive payments on our account receivable that do not involve monetization of the Tax Credits. We continue to assist our customer in actively marketing and licensing of the seismic data we collected on behalf of our customer. Licensing revenues received must be paid to us in satisfaction of our account receivable.   In addition, subject to any licenses granted, our customer has the right to sell the data and apply the proceeds to our receivable.  We believe, based on a recent third party independent appraisal of the data, that the receipt of these licensing revenues and sales proceeds may be sufficient to cover the difference between the outstanding account receivable and the cash we are able to generate by monetization of the Tax Credits, but there can be no assurance that it will occur or when any such payments will be received.

A risk exists that any monetization of the Tax Credit certificates will require a selling at a discount, and that the discount may be substantial, resulting in proceeds insufficient to fully repay the customer’s outstanding account receivable. Should this result, and we do not receive additional payments from our customer from either licensing or selling the seismic data, we may be required to record an impairment to the amount due from our customer, which may materially and adversely affect us. At this point, however, we do not believe that it is probable that the account receivable was impaired as of March 31, 2018, due in main part to the fact that the State of Alaska is obligated to fully fund its Tax Credit liabilities regardless of the timing of funding and such payments.

Until we are able to finally resolve the issues described above, we will continue to experience liquidity and cash flow issues. The Restructurings provided significant levels of short term liquidity, which has mitigated the acuteness of these issue, but they do not solve the issue of our need to monetize our Tax Credits.

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

Date: May 15, 2018

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

2.4
Restructuring Support Agreement dated as of December 19,2017, by and among the Corporation, certain subsidiaries of the Corporation, the members of management identified therein and the supporting holders identified therein.
		By Reference	8-K	December 20, 2017

3.1	Third Amended and Restated Certificate of Incorporation.	By Reference	8-K/A	September 9, 2016

3.2	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation.	By Reference	8-K	March 8, 2018

3.3	Second Amended and Restated Bylaws.	By Reference	8-K	August 1, 2016

3.4	Amendment No. 1 to Second Amended and Restated By-Laws.	By Reference	8-K	March 8, 2018

3.5	Certificate of Designations of 8.0% Cumulative Perpetual Series A Preferred Stock and Form of Series A Preferred Stock Certificate.	By Reference	8-K	February 1, 2018

3.6	Certificate of Designations of Mandatorily Convertible Series B Preferred Stock and Form of Series B Preferred Stock Certificate.	By Reference	8-K	February 1, 2018

4.1	Specimen Common Stock Certificate.	By Reference	8-K	June 28, 2013

4.2	Indenture, dated July 2, 2014, by and among the Corporation, the guarantors named therein and U.S. Bank National Association, as trustee and noteholder collateral agent.	By Reference	8-K	July 9, 2014

4.3	Form of 10.000% Senior Secured Notes due 2019.	By Reference	10-Q	August 7, 2015

Exhibit No.	Description	Included	Form	Filing Date
4.4	Notation of Guarantee executed June 19, 2015, among the Corporation, SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC.	By Reference	10-Q	August 7, 2015

4.5	First Supplemental Indenture, dated as of June 29, 2016, among the Corporation, the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent.	By Reference	8-K	July 1, 2016

4.6	Indenture, dated July 27, 2016, by and among the Corporation, the guarantors named therein and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent.	By Reference	8-K	August 1, 2016

4.7	Form of 10.000% Senior Secured Second Lien Notes due 2019.	By Reference	8-K	August 1, 2016

4.8	Notation of Guarantee executed July 27, 2016, among SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC.	By Reference	8-K	August 1, 2016

4.9
First Supplemental Indenture, dated January 26, 2018, to Indenture, dated July 27, 2016, by and among the Corporation, the guarantors named therein and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent.
		By Reference	8-K	February 1, 2018

4.10	Warrant Agreement, dated as of July 27, 2016 between the Corporation and Continental Stock Transfer & Trust Company, as Warrant Agent.	By Reference	8-K	August 1, 2016

4.11	Warrant Agreement, dated as of January 29, 2018, between the Corporation and Continental Stock Transfer & Trust Company, as Warrant Agent.	By Reference	8-K	February 1, 2018

4.12	Warrant Agreement, dated as of March 8, 2018, between the Corporation and Continental Stock Transfer & Trust Company, as Warrant Agent.	By Reference	8-K	March 8, 2018

4.13	Registration Rights Agreement dated June 24, 2013, by and between the Corporation and CLCH, LLC.	By Reference	8-K	June 28, 2013

4.14	Registration Rights Agreement dated July 27, 2016, between the Corporation and the holders named therein.	By Reference	8-K	August 1, 2016

4.15	First Amendment dated as of August 25, 2016 to Registration Rights Agreement dated July 27, 2016, between the Corporation and the holders named therein.	By Reference	8-K	August 25, 2016

Exhibit No.	Description	Included	Form	Filing Date
4.16	Registration Rights Agreement, dated January 29, 2018, by and among the Corporation and the holders named therein.	By Reference	8-K	February 1, 2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2018, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.
Herewith