Form 10-Q
period 2018-06-30
SAExploration Holdings, Inc.
filed 2018-08-09
CIK 1514732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2018

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

As of August 8, 2018, the registrant has 20,453,273 shares of common stock, $0.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAExploration Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares)

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,525	$3,613
Restricted cash	16	41
Accounts receivable, net	12,564	6,105
Deferred costs on contracts	489	2,107
Prepaid expenses and other current assets	4,542	6,395
Total current assets	22,136	18,261

Property and equipment, net of accumulated depreciation and amortization of $76,428 and $72,649, respectively	28,783	32,946
Goodwill	1,751	1,832
Intangible assets, net of accumulated amortization of $781 and $732, respectively	593	671
Long-term accounts receivable, net	59,117	78,102
Deferred income taxes	4,949	4,592
Other assets	3,855	5,534
Total assets	$121,184	$141,938

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,432	$4,551
Accrued liabilities	7,444	6,311
Income and other taxes payable	5,268	7,887
Current portion of long-term debt	—	995
Deferred revenue	—	1,477
Total current liabilities	20,144	21,221

Long-term debt	57,425	120,298
Other long-term liabilities	623	608

Commitments and contingencies

Mezzanine equity:
Series A preferred stock, 32,788 shares outstanding	32,788	—

Stockholders' equity (deficit):
Common stock, 15,231,852 and 9,424,334 shares outstanding, respectively	2	1
Additional paid-in capital	177,021	133,741
Accumulated deficit	(168,726)	(133,306)
Accumulated other comprehensive loss	(3,269)	(5,082)
Treasury stock, at cost, 363,361 and 38,024 shares, respectively	(288)	(113)
SAExploration stockholders’ equity (deficit)	4,740	(4,759)
Noncontrolling interest	5,464	4,570
Total stockholders’ equity (deficit)	10,204	(189)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$121,184	$141,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue from services	$16,883	$13,559	$54,006	$99,728
Cost of services	19,710	11,629	45,715	69,403
Depreciation and amortization	2,295	2,947	4,716	6,198
Gross (loss) profit	(5,122)	(1,017)	3,575	24,127

Selling, general and administrative expenses	25,763	6,358	32,140	12,875

Operating (loss) income	(30,885)	(7,375)	(28,565)	11,252

Other (expense) income, net:
Interest expense, net	(2,346)	(8,561)	(5,487)	(16,919)
Foreign exchange loss, net	(2,005)	(1,347)	(2,179)	(1,036)
Other income (expense), net	9	(72)	154	(85)
Total other expense, net	(4,342)	(9,980)	(7,512)	(18,040)

Loss before income taxes	(35,227)	(17,355)	(36,077)	(6,788)

Income taxes	(1,881)	485	(1,257)	2,225

Net loss	(33,346)	(17,840)	(34,820)	(9,013)

Less: net income attributable to noncontrolling interest	59	65	894	2,047

Net loss attributable to SAExploration	$(33,405)	$(17,905)	$(35,714)	$(11,060)

Basic and diluted loss per common share	$(2.24)	$(1.91)	$(6.46)	$(1.18)

Weighted average common shares outstanding (basic and diluted):	14,981	9,359	12,830	9,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(33,346)	$(17,840)	$(34,820)	$(9,013)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,225	(7)	1,813	(72)
Comprehensive loss	(32,121)	(17,847)	(33,007)	(9,085)
Less comprehensive income attributable to noncontrolling interest	59	65	894	2,047
Comprehensive loss attributable to SAExploration	$(32,180)	$(17,912)	$(33,901)	$(11,132)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Equity (Deficit)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2017	$1	$133,741	$(133,306)	$(5,082)	$(113)	$(4,759)	$4,570	$(189)
Adoption of ASU 2016-16	—	—	294	—	—	294	—	294
Net (loss) income	—	—	(35,714)	—	—	(35,714)	894	(34,820)
Other comprehensive income	—	—	—	1,813	—	1,813	—	1,813
Equity-based compensation expense	—	2,641	—	—	—	2,641	—	2,641
Purchase of treasury stock	—	—	—	—	(175)	(175)	—	(175)
Common stock issued in debt exchange	—	472	—	—	—	472	—	472
Discount on Series A preferred stock issued in debt exchange	—	61,971	—	—	—	61,971	—	61,971
Accretion of discount on Series A preferred stock	—	(56,635)	—	—	—	(56,635)	—	(56,635)
Accretion of Series A preferred stock to redemption value	—	21,376	—	—	—	21,376	—	21,376
Dividend on Series A preferred stock	—	(1,119)	—	—	—	(1,119)	—	(1,119)
Series B preferred stock issued in debt exchange	—	10,791	—	—	—	10,791	—	10,791
Conversion of Series B preferred stock	—	(10,791)	—	—	—	(10,791)	—	(10,791)
Common stock and Series D warrants issued in conversion of Series B preferred stock	1	10,790	—	—	—	10,791	—	10,791
Series C warrants issued in debt exchange	—	4,810	—	—	—	4,810	—	4,810
Stock issuance costs	—	(1,026)	—	—	—	(1,026)	—	(1,026)
Balance at June 30, 2018	$2	$177,021	$(168,726)	$(3,269)	$(288)	$4,740	$5,464	$10,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(34,820)	$(9,013)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,868	6,400
Equity-based compensation	2,641	1,265
Gain on disposal of property and equipment	(185)	(83)
Provision for doubtful accounts	19,120	—
Amortization of loan issuance costs and debt discounts	1,901	10,523
Payment in kind interest	—	4,469
Unrealized loss on foreign currency transactions	2,131	135
Gain on debt extinguishment	(53)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,605)	17,288
Prepaid expenses and other current assets	445	(559)
Deferred costs on contracts	1,627	8,208
Accounts payable	1,821	(4,424)
Accrued liabilities	1,161	(2,233)
Income and other taxes payable	(2,633)	(6,863)
Deferred revenue	(1,491)	(7,975)
Other, net	1	(14)
Net cash (used in) provided by operating activities	(10,071)	17,124

Cash flows from investing activities:
Purchase of property and equipment	(703)	(2,218)
Proceeds from sale of property and equipment	193	1,962
Net cash used in investing activities	(510)	(256)

Cash flows from financing activities:
Long-term debt repayments	(995)	(33,822)
Long-term debt borrowings	15,000	30,845
Capital lease repayments	—	(55)
Stock issuance costs	(2,179)	—
Purchase of treasury stock	(175)	—
Distribution to noncontrolling interest	—	(291)
Net cash provided by (used in) financing activities	11,651	(3,323)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(183)	(189)
Net change in cash, cash equivalents and restricted cash	887	13,356
Cash, cash equivalents and restricted cash at the beginning of period	3,654	11,996
Cash, cash equivalents and restricted cash at the end of period	$4,541	$25,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

SAExploration Holdings, Inc. (“we,” “our” or “us) is an internationally–focused oilfield services company offering seismic data acquisition and logistical support services in North America, South America, West Africa and Southeast Asia to the oil and natural gas industry.

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein include our accounts and those of our subsidiaries, which are wholly–owned or controlled by us, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) for a fair presentation of the interim periods.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of our Annual Report on Form 10–K for the year ended December 31, 2017.

All intercompany accounts and transaction have been eliminated in consolidation.  In the Notes to Unaudited Condensed Consolidated Financial Statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014–09, Revenue from Contracts with Customers, and the related amendments.  This ASU amended the existing accounting standards for revenue recognition and requires companies to recognize revenue when control of the promised goods or services is transferred to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

We elected to adopt ASU 2014–09 using the modified retrospective approach applied to those contracts that were not completed as of January 1, 2018.  Prior period amounts have not been adjusted and continue to be reflected in accordance with our historical accounting.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The impact of the adoption on our unaudited condensed consolidated statements of operations was as follows:

	Balances Without Adoption of ASU 2014-09	Impact of Adoption of ASU 2014-09	As Reported
Three months ended June 30, 2018:
Statement of operations:
Revenue from services	$15,889	$994	$16,883
Cost of services	19,093	617	19,710
Income taxes	(1,871)	(10)	(1,881)
Net loss	(33,733)	387	(33,346)

Six months ended June 30, 2018:
Statement of operations:
Revenue from services	$52,635	$1,371	$54,006
Cost of services	44,465	1,250	45,715
Income taxes	(1,302)	45	(1,257)
Net loss	(34,896)	76	(34,820)

The impact of the adoption on our unaudited condensed consolidated balance sheet was as follows:

	June 30, 2018
	Balances Without Adoption of ASU 2014-09	Impact of Adoption of ASU 2014-09	As Reported
Balance Sheet:
Current assets:
Accounts receivable, net	$11,193	$1,371	$12,564
Deferred costs on contracts	489	—	489
Current liabilities:
Accrued liabilities	6,194	1,250	7,444
Income and other taxes payable	5,223	45	5,268
Stockholders' equity:
Accumulated deficit	(168,802)	76	(168,726)

On January 1, 2018, we adopted ASU 2016–16. Intra–Entity Transfers of Assets Other Than Inventory.  ASU 2016–16 eliminated the deferral of tax effects of intra–entity asset transfers, other than inventory.  As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes are recognized when the sale occurs even though the pre–tax effects of the transaction have not been recognized.  We elected to adopt ASU 2016–16 using the modified retrospective approach and recorded a $0.3 million cumulative effect adjustment to beginning accumulated deficit.

Summary of Significant Accounting Policies

Revenue Recognition

Our services are provided under cancelable service contracts that typically have an original expected duration of one year or less.  These contracts are either fixed price agreements that provide for a fixed fee per unit of measure (“Turnkey”) or variable price agreements that provide for a fixed hourly, daily or monthly fee during the term of the project (“Term”).  Under both types of agreements, we recognize revenue as the services are performed.  We recognize revenue based upon quantifiable

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

measures of progress, such as square or linear kilometers surveyed, each unit of data recorded or other methods using the total estimated revenue for the service contract.

We receive reimbursements for certain out–of–pocket expenses under the terms of the service contracts.  The amounts billed to clients are included at their gross amount in the total estimated revenue for the service contract.

Clients are billed as permitted by the service contract.  Contract assets and contract liabilities are the result of timing differences between revenue recognition, billing and cash collections.  If billing occurs prior to the revenue recognition or if billing exceeds the revenue recognized, the amount is considered deferred revenue and a contract liability.  Conversely, if the revenue recognition exceeds the billing, the exceeded amount is considered unbilled receivable and a contract asset.  As services are performed, those deferred revenue amounts are recognized as revenue.

In some instances, third party permitting, surveying, drilling, helicopter, equipment rental and mobilization costs that directly relate to the contract are utilized to fulfill the contract obligations.  These fulfillment costs are capitalized and amortized consistent with how the related revenue is recognized unless we determine the costs are no longer recoverable, at which time they are expensed.

Estimates for our total revenue and total fulfillment cost on any service contract are based on significant qualitative and quantitative judgments. Our management considers a variety of factors such as whether various components of the performance obligation will be performed internally or externally, cost of third party services, and facts and circumstances unique to the performance obligation in making these estimates.  As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update the estimates during each reporting period.  We recognize these adjustments in revenues under the cumulative catch–up method which recognizes the impact of the adjustment on revenue to date in the period the adjustment is identified.  Revenue in future periods of performance is recognized using the adjusted estimate.

New Accounting Standards to be Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016–02, Leases.  The new standard establishes a right–of–use (“ROU”) model that required a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition.  Similarly, lessors will be required to classify leases as sales–type, finance or operating, with such classification affecting the pattern of income recognition.  Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract.  ASU 2016–02 is effective for annual and interim periods beginning after December 15, 2018, and is to be applied using the modified retrospective approach.  We plan to adopt ASU 2016–02 effective January 1, 2019 and are currently performing our preliminary scoping and assessment of the impact on our unaudited condensed consolidated financial statements.  We are also currently assessing the need for new systems and processes related to the adoption of ASU 2016–02.

In February 2018, the FASB issued ASU 2018–02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  ASU 2018–02 provides that the stranded tax effects from the Tax Cuts and Jobs Act on the balance of other comprehensive earnings may be reclassified to accumulated deficit and is effective for annual and interim periods beginning after December 15, 2018.  We plan to adopt ASU 2018–02 effective January 1, 2019 and are currently evaluating the impact on our unaudited condensed consolidated financial statements.

No other new accounting pronouncements issued or effective during the six months ended June 30, 2018 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 2.  LONG–TERM DEBT EXCHANGE

In January 2018, we consummated an exchange offer and consent solicitation (the “Exchange”) related to our 10% Second Lien Notes due 2019 (the “Second Lien Notes”).  Pursuant to a restructuring support agreement with holders of approximately 85% of the par value of our Second Lien Notes, we exchanged $78.0 million of our Second Lien Notes and $7 thousand of our 10% Senior Secured Notes due 2019 (the “Senior Notes”) for (i) 0.8 million shares of common stock, (ii) 0.03 million shares of Series A preferred stock, (iii) 0.9 million shares of Series B preferred stock, and (iv) 8.3 million Series C warrants.  We

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

accounted for the Exchange as an extinguishment as we were legally released of our obligations upon delivery and acceptance of the respective equity securities and we recognized a gain of $0.1 million (see Note 4).

We allocated the carrying value of the debt exchanged to the respective equity securities based on their relative fair value.  The Series A preferred stock was recorded at $62.0 million, less allocated stock issuance costs of $3.6 million.  The Series B preferred stock was recorded at $10.8 million, the Series C warrants were recorded at $4.8 million and the common stock was recorded at $0.5 million (see Note 6).

NOTE 3.  CONCENTRATION OF CREDIT RISK

Our revenues are derived principally from uncollateralized sales to numerous companies in the oil and natural gas industry; therefore, our customers may be similarly affected by changes in economic and other conditions within the industry.

As of June 30, 2018, we have a $78.1 million receivable from one customer, which represents 86.1% of our total accounts receivable.  This customer had historically relied on the monetization of exploration tax credits under a State of Alaska tax credit program (the “Tax Credits”).  In the past, the State of Alaska annually appropriated the amounts needed to pay all Tax Credit certificates for the prior fiscal year; however, falling oil and natural gas prices have substantially reduced Alaska’s revenue from production taxes resulting in significant Alaskan budget deficits.  As a result, appropriations in the last couple of years have been limited to the statutorily established minimum.

We have worked with our customer to monetize the Tax Credits and apply the resulting cash toward its receivable. As of June 30, 2018, we have monetized $14.9 million of these Tax Credit certificates from the sale of Tax Credit certificates to an Alaskan oil and natural gas producer to satisfy production taxes it owes to the State of Alaska, and the producer has committed to purchase an additional $2.7 million at a later date.

We have also pursued other paths to payment, including selling additional Tax Credit certificates into the secondary market at a discount or licensing or selling the seismic data.  To date, none of these third party paths to monetization have worked mainly because of the uncertainties about the timing and payment of Tax Credit certificates by the State of Alaska.

In June 2018, Alaska passed legislation allowing Alaska to issue bonds to pay its estimated $1.0 billion liability for Tax Credit certificates.  If issued, Alaska will use the proceeds from the bonds to purchase Tax Credit certificates.  Seismic companies will have two options from which to pick on a program–by–program basis.  One option allows for the purchase of the Tax Credit certificates at a 10% discount rate from the time the State would otherwise pay under the statutory minimum.  The second option allows for the purchase of the Tax Credit certificates at Alaska’s cost of capital (estimated to be approximately 5.1%) but only if the seismic data is made publicly available.

While we continue to pursue other options to monetize the Tax Credits, at this time we believe that the most likely path to monetize the Tax Credit certificates is if bonds are issued by Alaska.  While lawsuits have been filed asserting constitutional challenges to Alaska’s ability to issue the bonds, the Attorney General has issued an opinion that the issuance of the bonds is not prohibited by the Alaskan constitution.  The Revenue Department of the State of Alaska has indicated, however, that until the courts have resolved the legal issues, which it estimates may take six to 18 months, it will not go into the bond markets.

As of June 30, 2018, we determined that it is reasonable to estimate that we will receive approximately $56.5 million in proceeds from the issuance of the bonds.  We also expect an additional $2.7 million from the sale of the Tax Credit certificates to the Alaskan oil and natural gas producer.  As the proceeds we expect to receive will not be sufficient to fully repay the customer’s outstanding receivable, we have recorded a $19.0 million provision for doubtful accounts in the three months ended June 30, 2018.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4.  LONG–TERM DEBT

Long–term debt consisted of the following:

	June 30, 2018	December 31, 2017
Credit facility:
Principal outstanding	$20,000	$5,000
Unamortized debt issuance costs	(378)	(599)
Carrying amount	19,622	4,401

Senior loan facility - principal outstanding	29,000	29,995

10% senior secured notes due 2019:
Principal outstanding	1,865	1,872
Unamortized debt issuance costs	(17)	(25)
Carrying amount	1,848	1,847

10% second lien notes due 2019:
Principal outstanding	6,965	85,239
Unamortized debt issuance costs	(10)	(189)
Carrying amount	6,955	85,050

Total debt	57,425	121,293
Current portion of long-term debt	—	(995)
Total long-term debt	$57,425	$120,298

In January 2018, we consummated the Exchange related to our Second Lien Notes.  Pursuant to a restructuring support agreement with holders of approximately 85% of the par value our of Second Lien Notes, we exchanged $78.0 million of our Second Lien Notes and $7 thousand of our Senior Notes for (i) 0.8 million shares of common stock, (ii) 0.03 million shares of Series A preferred stock, (iii) 0.9 million shares of Series B preferred stock, and (iv) 8.3 million Series C warrants.  The Exchange was accounted for as an extinguishment and we recognized a gain of $0.1 million.

In conjunction with the Exchange, we also completed a consent solicitation relating to the Second Lien Notes to, among other things, release all the collateral from the liens securing the Second Lien Notes and remove substantially all restrictive covenants and delete certain events of default from the related indenture.

After the closing of the Exchange, the priority claims of our secured indebtedness were (i) the credit facility, which is secured by all of the existing collateral on a senior first lien priority basis, (ii) the senior loan facility, which is secured by all of the existing collateral on a junior first lien priority basis and (iii) the Senior Notes, which are secured by substantially all of the existing collateral on what is effectively a second lien priority basis as a result of the release of the liens on the collateral by the holders of the Second Lien Notes.

In February 2018, the maturity dates of our credit facility and senior loan facility were extended to January 2020.

The credit agreements and indentures for our credit facility, senior loan facility, Senior Notes and Second Lien Notes contain certain representations, warranties, covenants and other terms and conditions which are customary for agreements of these types.  As of June 30, 2018, we were in compliance with these covenants.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 5.  COMMITMENTS AND CONTINGENCIES

We are involved in various disputes or legal actions involving contractual and employment relationships, liability claims, and a variety of other matters arising in the ordinary course of business.  We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements.

NOTE 6.  MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

Preferred Stock

We are authorized to issue 1.0 million shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined by our Board of Directors.

Series A

In January 2018, we issued 0.03 million shares of Series A preferred stock as an element of the Exchange (see Note 2).  The Series A preferred stock has an 8.0% dividend payable quarterly in arrears and accumulates whether or not earned or declared beginning April 1, 2018.  We may pay dividends on the shares of Series A preferred stock in either cash or additional shares of Series A preferred stock dependent upon us achieving certain financial metrics.  The Series A preferred stock is senior to our common stock in the event of any liquidation.

The Series A preferred stock is convertible into 3,271.4653 shares of common stock per one share of Series A preferred stock, at any time after January 2021.  The conversion is subject to certain exceptions including a limitation on the ability of certain holders to convert if it would cause such holder to beneficially own in excess of 9.99% of our outstanding common stock.

The shares of Series A preferred stock are redeemable by us at the election of the holders only upon the monetization of the Tax Credit certificates in excess of the amount to repay the credit facility, the senior loan facility, and an additional $2.0 million, on a pro rata basis.  We can redeem the Series A preferred stock for cash at any time at the liquidation value of $1.0 thousand per share.  As the Series A preferred stock holders have an option to redeem the Series A preferred stock at a future date, the Series A preferred stock is presented in temporary, or “mezzanine,” equity in our unaudited condensed consolidated financial statements.

The Series A preferred stock was recorded at $62.0 million, less stock issuance costs of $3.6 million, based on an allocation of the Exchange consideration to the various share classes and securities based on their relative fair values. We evaluated the nondetachable conversion option embedded in the Series A preferred stock to determine whether a beneficial conversion feature (“BCF”) existed as of the closing date of the Exchange that would be recognized separately from the Series A preferred stock in our unaudited condensed consolidated financial statements.  The conversion option is considered beneficial if, at the commitment closing date, the effective conversion price for the Series A preferred stock is less than the fair value of the common stock into which it is convertible.

As a result of the evaluation, we determined that a BCF did exist; however, as the intrinsic value of the BCF exceeded the value allotted to the Series A preferred stock, we separately recognized a discount of $62.0 million as a reduction to the value of the Series A preferred stock. As the Series A preferred stock is considered probable of becoming redeemable, this discount will be remeasured each reporting period by accreting this discount amortized using the effective interest method over the three year period from when the Series A preferred stock was issued until it is estimated to be redeemable at the election of the Series A preferred stock holders.  The accretion is presented as a deemed dividend and recorded as a charge to additional paid in capital (since there is a deficit in retained earnings).  We recorded deemed dividends of $22.2 million and $56.6 million in the three months and six months ended June 30, 2018, respectively.

As it is probable that the Series A preferred stock will become redeemable, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the Series A preferred stock to equal the redemption value at the end of each reporting period.  These adjustments are recorded as an adjustment to additional paid in capital.  We recorded $22.7 million and $21.4 million of adjustments in the three months and six months ended June 30, 2018, respectively, to record the Series A preferred stock at its redemption value as of June 30, 2018.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On March 14, 2018, the board of directors declared a dividend in kind in the amount of 0.01378 shares per one share of issued and outstanding Series A preferred stock to all holders of record as of March 15, 2018.  An additional 456 shares of Series A preferred stock were issued on April 2, 2018 as a result of this dividend.

On June 15, 2018, the board of directors declared a dividend in kind in the amount of 0.02 shares per one share of issued and outstanding Series A preferred stock to all holders of record as of June 15, 2018.  An additional 663 shares of Series A preferred stock were issued on July 1, 2018 as a result of this dividend.

Series B

In January 2018, we issued 0.9 million shares of Series B preferred stock as an element of the Exchange (see Note 2). The Series B preferred stock had no stated dividend and dividends were at the discretion of our Board of Directors. Each outstanding share of Series B preferred stock was convertible into 21.7378 shares of common stock or, if an election is made by an eligible holder, into warrants representing the right to receive 21.7378 shares of common stock.  The Series B preferred stock was senior to our common stock and junior to the Series A preferred stock in the event of our liquidation. The Series B preferred stock was recorded at $10.8 million based on an allocation of the Exchange consideration to the various share classes and securities based on their relative fair values.  Similar to the Series A preferred stock, we determined that a BCF existed for the Series B preferred stock, which exceeded the value allocated to the Series B preferred stock.

In March 2018, all of the shares of the Series B preferred stock were converted into 4.5 million shares of common stock and 14.1 million Series D warrants with an exercise price of $0.0001.  Upon conversion, the Series B preferred stock was derecognized, and we fully recognized the value of the BCF as a deemed dividend.  As of June 30, 2018, there were no issued or outstanding shares of Series B preferred stock.

Common Stock

As an element of the Exchange, we amended our certificate of incorporation to increase the authorized number of shares of our common stock from 55.0 million to 200.0 million.  Our common stock has a par value of $0.0001 per share.

The following table presents the changes in the number of shares outstanding:

2018
Shares issued:
Balance as of January 1	9,462
Issue of shares upon vesting of restricted stock units	208
Issue of shares on exercises of stock options	311
Issue of shares in the Exchange	812
Issue of shares on the conversion of the Series B preferred stock	4,492
Issue of shares on exercises of Series C warrants	310
Balance as of June 30	15,595

Shares held as treasury stock:
Balance as of January 1	38
Purchase of treasury stock	325
Balance as of June 30	363

Shares outstanding as of June 30	15,232

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Warrants

Series A and Series B

As of June 30, 2018, we have 0.2 million Series A warrants and 0.2 million Series B warrants outstanding, both with an expiration date of July 27, 2021.  The Series A warrants and Series B warrants have exercise prices of $10.30 and $12.88, respectively, and become exercisable 30 days in advance of their expiration date.

Series C

In January 2018, we issued 8.3 million Series C warrants as an element of the Exchange (see Note 2). Each Series C warrant entitles the holder to purchase one share of our common stock, has an exercise price of $0.0001 and has no expiration date. The Series C warrants are immediately exercisable by the holder and are exercisable by us in connection with a full redemption of the Series A preferred stock and Series B preferred stock provided that it does not result in a holder owning 10% or more of our outstanding shares of common stock, or upon a change in control. The Series C warrants were recorded at $4.8 million based on an allocation of the Exchange consideration to the various share classes and securities based on their relative fair values.

In the three months ended June 30, 2018, 0.3 million of the Series C warrants were exercised.  As of June 30, 2018, there are 8.0 million Series C warrants outstanding.

Series D

In March 2018, we issued 14.1 million Series D warrants in connection with the conversion of the Series B preferred stock. Each warrant entitles the holder to purchase one share of our common stock, has an exercise price of $0.0001 and has no expiration date.  The Series D warrants are immediately exercisable by the holders and are exercisable us in connection with a full redemption of the Series A preferred stock and Series B preferred stock, provided that it does not result in a holder owning 10% or more of our outstanding shares of common stock, or upon a change in control.  The Series D warrants were recorded at their fair value of $23.0 million, which was based on the price of our common stock as of the date of the conversion as the Series D warrants have a nominal strike price, no expiration date and no other relevant restrictions.

NOTE 7.  VARIABLE INTEREST ENTITY

We have a 49.0% interest in a business venture with Kuukpik Corporation (“Kuukpik”) that performs contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the North Slope of Alaska (onshore or offshore).  The venture receives 10% of our gross revenues from all North Slope of Alaska contracts.

This venture meets the definition of a variable interest entity (“VIE”).  We are deemed to be the primary beneficiary of this VIE; therefore, we have consolidated the operating results, assets and liabilities of this VIE, with Kuukpik’s portion of equity presented as “Noncontrolling interest” in our unaudited condensed consolidated balance sheets and Kuukpik’s portion of net income presented as “Net income attributable to noncontrolling interest” in our unaudited condensed consolidated statements of operations.

NOTE 8.  REVENUE FROM SERVICES

Deferred Costs on Contracts

In some instances, we incur third party costs that directly relate to the contract to fulfill the contract obligations.  These fulfillment costs are capitalized and amortized consistent with how the related revenue is recognized.

As of June 30, 2018, we had deferred costs on contracts of $0.5 million.  In the three months and six months ended June 30, 2018, we recognized $2.3 million and $6.3 million, respectively, of amortization related to these costs.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Deferred Revenue

Typically, our mobilization services are paid by the customer at the beginning of the contract while the revenue is recognized as control transfers to the customer, which can result in deferred revenue. Normally all other revenue is billed as work progresses, which generally will not result in significant deferred revenue except in those cases where a large mobilization is required for the contract. As of June 30, 2018, we had no deferred revenue. In the six months ended June 30, 2018, we recognized $1.5 million of revenue that was included in our deferred revenue balances at the beginning of the period.

Disaggregated Revenue

The following table disaggregates our revenue by major source:

	North America	South America	Total
Three months ended June 30, 2018:
Type of contract:
Turnkey	$3,592	$12,123	$15,715
Term	1,168	—	1,168
Total	$4,760	$12,123	$16,883

Six months ended June 30, 2018:
Type of contract:
Turnkey	$26,689	$21,567	$48,256
Term	5,750	—	5,750
Total	$32,439	$21,567	$54,006

Remaining Performance Obligation

As of June 30, 2018, we had $38.0 million of remaining performance obligations.  We expect to recognize revenue of approximately 17% of these performance obligations in 2018 and the remaining approximately 83% in 2019.

NOTE 9.  EQUITY–BASED COMPENSATION

We grant various forms of equity–based compensation to our senior management and directors.  These equity–based awards consist of non–qualified stock options and restricted stock units (“RSUs”).

In April 2018, we issued 10.4 million RSUs to our senior management.  These RSUs vest as follows: (a) one–fourth on July 29, 2019, (b) one–fourth on January 29, 2020, and (c) one–half on January 29, 2021.  The fair value of these RSUs on the date of grant was $13.8 million.

We recognized equity–based compensation costs of $1.6 million and $0.6 million in the three months ended June 30, 2018 and 2017, respectively, and $2.6 million and $1.3 million in the six months ended June 30, 2018 and 2017, respectively.  These costs are included in “Selling, general and administrative expenses” in our unaudited condensed consolidated statements of operations.  Included in the six months ended June 30, 2018 is $0.8 million of equity–based compensation costs related to the accelerated vesting of all equity–based awards existing prior to the Exchange.

As of June 30, 2018, we had $12.2 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of 2.6 years.

NOTE 10.  INCOME TAXES

Due to our history of losses and uncertainty of future taxable income, we established valuation allowances sufficient to fully offset net operating loss (“NOL”) carryforwards and other deferred tax assets.  These valuation allowances will be maintained

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

until positive evidence exists to support a conclusion that the benefit from certain of our NOL carryforwards and foreign tax credits may be realized.

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

In December 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (the “Act”), which significantly changed U.S. tax law.  The Act lowered the U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income.  The Act also created a new minimum tax on certain future foreign earnings.  In addition, the SEC has issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax aspects of the Act.

Our effective tax rates were 5.3% and (2.8)% for the three months ended June 30, 2018 and 2017, respectively, and 3.5% and (32.8)% for the six months ended June 30, 2018 and 2017, respectively. The changes in our effective tax rates and the primary reason why these effective tax rates differ from the applicable federal statutory rates are the fluctuations in earnings among the various jurisdictions in which we operate, increases in valuation allowances and foreign tax rate differentials.

We consider our foreign earnings to be permanently reinvested in operations outside the U.S. and have not provided for U.S. income taxes on these unrepatriated foreign earnings. We have provisionally recorded no tax expense in connection with the transition tax on the mandatory deemed repatriation of our foreign earnings based upon the aggregate tax losses of our foreign subsidiaries.

We are currently evaluating the impact of the Act on our unaudited condensed consolidated financial statements and, as a result, have not included a provisional estimate of the impact.  However, we do not expect any impact from the remeasurement of certain deferred tax assets due to our full valuation allowance.

NOTE 11.  LOSS PER COMMON SHARE

Our Series C warrants and Series D warrants are considered to be participating securities as they are entitled to dividends based on dividends paid on our common stock.  Accordingly, beginning in 2018, we are now required to apply the two–class method to calculate basic and diluted loss per share. Under the two–class method, basic loss per share is computed by dividing net loss available to common stockholders, after deducting the amount allocated to participating securities, by the weighted average number of common shares outstanding during each period.  Diluted loss per share is computed by dividing net loss available to common stockholders, after deducting the amount allocated to participating securities, by the sum of the weighted average number of shares outstanding during each period and the dilutive potential common shares outstanding during the period determined under the treasury stock method.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The computation of basic and diluted loss per share is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Net loss attributable to SAExploration	$(33,405)	$(35,714)
Amortization of discount on Series A and Series B preferred stock	(22,231)	(67,426)
Accretion of Series A preferred stock to redemption value	22,667	21,376
Dividends on Series A preferred stock	(663)	(1,119)
Allocation of earnings to participating securities (1)	—	—
Loss available to common stockholders of SAExploration	$(33,632)	$(82,883)

Weighted average common shares outstanding (basic and diluted)	14,981	12,830

Loss per share available to common stockholders of SAExploration (basic and diluted)	$(2.24)	$(6.46)

Anti-dilutive shares excluded from diluted loss available to common stockholders of SAExploration (2)	137,836	137,836

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Net loss attributable to SAExploration	$(17,905)	$(11,060)

Weighted average common shares outstanding (basic and diluted)	9,359	9,359

Net loss per share (basic and diluted)	$(1.91)	$(1.18)

Anti-dilutive shares excluded from diluted loss per share (2)	681	667

(1)	Participating securities are not allocated losses as they do not participate in losses.
(2)	Includes unvested equity–based compensation, warrants and common stock that would be issued on conversion of the Series A preferred stock.

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets or liabilities.  Level 2 refers to fair values determined based on quoted prices for similar assets or liabilities in active markets or inputs that are observable to the asset or liability, either directly or indirectly through market corroboration.  Level 3 refers to fair values determined based on unobservable inputs used in the measurement of assets and liabilities at fair value.

The estimated fair values of our financial instruments have been determined at discrete points in time based on relevant market information.  Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and long–term debt.  The carrying amounts of our financial instruments, other than our Senior Notes and Second Lien Notes, approximate fair value because of the short–term nature of the items.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of June 30, 2018 and December 31, 2017, the estimated aggregate fair values of our Senior Notes and Second Lien Notes were $7.6 million and $32.3 million, respectively, which differs from the aggregate carrying values of $8.8 million and $86.9 million, respectively.  These fair values were estimated using dealer quoted period–end market prices. As these valuations used dealer quoted prices in active markets obtained from independent third–party sources, we have categorized our long–term debt as Level 2.

NOTE 13.  OTHER SUPPLEMENTAL INFORMATION

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are recorded in our unaudited condensed consolidated balance sheet as follows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$4,525	$3,613
Restricted cash	16	41
Total cash, cash equivalents and restricted cash	$4,541	$3,654

Our restricted cash serves as collateral for labor claims, office rental and cash in another country restricted by exchange control regulations.

Accounts Receivable, net

Total accounts receivable, net are comprised of the following:

	June 30, 2018	December 31, 2017
Trade receivables	$86,592	$82,115
Other receivables	4,219	2,104
Total accounts receivable	90,811	84,219
Less: allowance for doubtful accounts	(19,130)	(12)
Total accounts receivable, net	71,681	84,207
Current accounts receivable, net	12,564	6,105
Long-term accounts receivable, net	$59,117	$78,102

Accrued Liabilities

Accrued liabilities are comprised of the following:

	June 30, 2018	December 31, 2017
Accrued payroll liabilities	$2,256	$2,781
Accrued interest	246	1,877
Other accrued liabilities	4,942	1,653
Total accrued liabilities	$7,444	$6,311

Other accrued liabilities primarily consist of accruals for project related expenses.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental Cash Flows Information

Supplemental cash flows information is as follows:

	Six Months Ended June 30,
	2018	2017
Cash paid for interest	$4,705	$1,946
Cash paid for income taxes	1,766	4,006

Noncash Transactions

Supplemental noncash transactions are as follows:

	As of June 30,
	2018	2017
Costs to issue stock included in prepaid expenses and other current assets	$1,442	$—
Costs for additions to property and equipment in accounts payable	179	—
Costs to issue stock included in accounts payable	995	—

NOTE 14.  RELATED PARTY TRANSACTIONS

Mr. Hastings, our Chief Executive Officer and Chairman of the Board of Directors, owns and controls Speculative Seismic Investments, LLC (“SSI”), which holds 0.03 million shares of our common stock, and also controls CLCH, LLC, which holds 0.02 million shares of our common stock.

As of June 30, 2018, SSI is a lender under our senior loan facility in the principal amount of $0.5 million and Mr. Hastings is also a lender under our credit facility in the principal amount of $0.4 million.

NOTE 15.  SUBSEQUENT EVENTS

On July 5, 2018, we entered into a third amendment to our credit facility to, among other things, increase the aggregate maximum commitment to $30.0 million.  We used the additional $10.0 million that became available under the credit facility to redeem all our remaining outstanding Senior Notes on August 4, 2018, and for general corporate purposes.

On July 24, 2018, the holders of 77.3% of the outstanding shares of our Series A preferred stock consented to the conversion of all outstanding shares of the Series A preferred stock to either shares of our common stock or warrants (for certain eligible holders), which will occur on September 5, 2018.

On July 25, 2018, we completed the acquisition of substantially all of the assets of Geokinetics, Inc. (“GEOK”) for $19.4 million, including equipment and machinery, seismic processing software and equipment and certain contracts with large exploration and production companies.  In connection with the closing, we amended and restated our existing credit facilities and entered into a new acquisition purchase money facility of approximately $24.3 million in aggregate principal amount of borrowings, secured by the acquired assets of GEOK, to fund the acquisition and pay related transaction costs.

On July 26, 2018, we announced that we intend to offer, subject to market and other conditions, $50.0 million aggregate principal amount of 6.0% convertible secured notes due 2023 in a private offering only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933.  If the offering is completed, we intend to use the net proceeds from the offering of the notes to repay a portion of our obligations under our existing credit facilities and for general corporate purposes.  This disclosure does not constitute an offer to sell the notes.

We evaluated subsequent events for appropriate accounting and disclosure through the date these unaudited condensed consolidated financial statements were issued and determined that there were no other material items that required recognition or disclosure in our unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto, as well as our Annual Report on Form 10–K for the year ended December 31, 2017.

OVERVIEW

We are an internationally–focused oilfield services company offering a full range of vertically–integrated seismic data acquisition and logistical support services in North America, South America, West Africa and Southeast Asia to the oil and natural gas industry.  Our services include the acquisition of 2D, 3D, time–lapse 4D and multi–component seismic data on land, in transition zones between land and water, and offshore in depths reaching 3,000 meters.  In addition, we offer a full suite of logistical support and in–field data processing services.  We currently provide our services on a proprietary basis only to our customers and the seismic data acquired is owned by our customers.

Our customers include major integrated oil companies, national oil companies and independent oil and natural gas exploration and production companies.  Demand for our services depends on the level of spending by these customers for exploration, production, development and field management activities, which is influenced, in a large part, by oil and natural gas prices.  Demand for our services is also impacted by long–term supply concerns based on national oil policies and other country–specific economic and geopolitical conditions. Significant fluctuations in oil and natural gas exploration activities and oil and natural gas prices have affected, and will continue to affect, demand for our services and our results of operations.

Project visibility, while remaining constrained due to the uncertain sustainability of the recent rise in oil prices and seismic data acquisition budgets, has improved. Despite the improved environment, market conditions remain challenging and we continue to maintain a conservative approach. We have continued to explore ways to reduce costs and gain operating efficiencies through internal restructuring.

While our revenues are mainly affected by the level of customer demand for our services, our revenues are also affected by the bargaining power of our customers relating to our services, as well as the productivity and utilization levels of our data acquisition crews.  Factors impacting productivity and utilization levels include client demand, oil and natural gas prices, whether we enter into turnkey or dayrate contracts with our clients, the number and size of crews, the number of recording channels per crew, crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning and equipment failure. To the extent we experience these factors, our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate more favorable contract terms in our supplemental service agreements, mitigate permit access delays and improve overall crew productivity may contribute to growth in our revenues.

Most of our client contracts are turnkey contracts. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue our operations in the regions of the U.S. in which turnkey contracts are more common.

While the markets for oil and natural gas have been very volatile and are likely to continue to be so in the future, we believe opportunities exist for us to enhance our market position by responding to our clients continuing desire for higher resolution subsurface images. If economic conditions weaken such that our clients reduce their capital expenditures or if there is a significant drop in oil and natural gas prices, it could result in diminished demand for our seismic services, could cause downward pressure on the prices we charge and would affect our results of operations.

CURRENT DEVELOPMENTS

In the three months ended June 30, 2018, we recorded a $19.0 million provision for doubtful accounts related to our long–term accounts receivable.  The amount of the provision was calculated as follows:

Total Tax Credit certificates and applications	$85,823
Face value of Tax Credit certificates monetized as of June 30, 2018	(14,870)
Remaining Tax Credit certificates and applications	70,953
Estimated additional audit adjustment related to the last Tax Credit application	(5,861)
Estimated remaining Tax Credit certificates and applications to be monetized	65,092
Face value of Tax Credit certificates to be monetized through sale to Alaskan oil and natural gas producer	(2,748)
Estimated Tax Credit certificates and applications available to be monetized through issuance of bonds	$62,344

Long-term accounts receivable	$78,102
Estimated proceeds from sale of Tax Credit certificates to Alaskan oil and natural gas producer	(2,666)
Estimated proceeds from the issuance of bonds (1)	(56,451)
Provision for doubtful accounts	$18,985

(1)

Estimated based upon assumptions made regarding the constitutionality of the bond issuance, the length of time until the bonds could be issued, the data that we want to remain confidential, and the likelihood of a discount on our pending Tax Credit application.

In making our impairment analysis, while we and our customer still have the right to license and sell the seismic data, we have not attributed any value to it since we have been unable to successfully license or sell the data.  We believe this might change when Alaska pays its obligations evidenced by the Tax Credit certificates, but it is unlikely in the near future.  For additional information about our long–term accounts receivable, please see “Part I.  Financial Information – Item 1. Financial Statements” contained herein.

On July 5, 2018, we entered into a third amendment to our credit facility to, among other things, increase the aggregate maximum commitment to $30.0 million.  We used the additional $10.0 million that became available under the credit facility to redeem all our remaining outstanding Senior Notes on August 4, 2018, and for general corporate purposes.

On July 24, 2018, the holders of 77.3% of the outstanding shares of our Series A preferred stock consented to the conversion of all outstanding shares of the Series A preferred stock to either shares of our common stock or warrants (for certain eligible holders), which conversion will occur on September 5, 2018.

On July 25, 2018, we completed the acquisition of substantially all of the assets of GEOK for $19.4 million, including equipment and machinery, seismic processing software and equipment and certain contracts with large exploration and production companies.  In connection with the closing, we amended and restated our existing credit facilities and entered into a new acquisition purchase money facility of approximately $24.3 million in aggregate principal amount of borrowings, secured by the acquired assets of GEOK, to fund the acquisition and pay related transaction costs.

On July 26, 2018, we announced that we intend to offer, subject to market and other conditions, $50.0 million aggregate principal amount of 6.0% convertible secured notes due 2023 in a private offering only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933.  If the offering is completed, we intend to use the net proceeds from the offering of the notes to repay a portion of our obligations under our existing credit facilities and for general corporate purposes.  This disclosure does not constitute an offer to sell the notes.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017

Net loss for the three months ended June 30, 2018 was $33.3 million compared with a net loss of $17.8 million for the three months ended June 30, 2017.  The significant factors in this change were an increase of $19.4 million in selling, general and administrative (“SG&A”) expenses and decreases of $4.1 million in gross (loss) profit, $5.6 million in other expense, net and $2.4 million in income taxes.

Revenue from services for the three months ended June 30, 2018 increased $3.3 million compared with the three months ended June 30, 2017.  In North America, revenue from services increased $3.3 million due to an increase in the number of projects performed in Canada.  Revenue from services in South America increased $1.4 million due to an increase in the amount of work performed in Colombia offset by no active projects in Bolivia in the three months ended June 30, 2018.  Revenue from services in Southeast Asia decreased $1.4 million due to no active projects in the three months ended June 30, 2018.

Gross (loss) profit for the three months ended June 30, 2018 decreased $4.1 million compared with the three months ended June 30, 2017. Gross loss as a percentage of revenues was (30.3)% for the three months ended June 30, 2018 compared with (7.5)% for the three months ended June 30, 2017.  The negative impact on gross (loss) profit can be attributed to less favorable pricing when taking into account the fixed costs involved in our projects.

SG&A expenses for the three months ended June 30, 2018 increased $19.4 million compared with the three months ended June 30, 2017. The increase was primarily attributable to a $19.1 million provision for doubtful accounts and $1.0 million of higher equity–based compensation costs offset by an overall decrease in expenses due to our cost reduction initiatives.

Other expense, net for the three months ended June 30, 2018 decreased $5.6 million compared with the three months ended June 30, 2017 due to a $6.2 million decrease in interest expense offset by a $0.6 million increase in foreign currency loss.  Of the $6.2 million decrease in interest expense, $4.6 million related to lower amortization of debt issuance costs from the extensions of our senior loan facility and credit facility in September 2017 and February 2018 and $1.6 million related to the decrease in long–term debt outstanding from the Exchange. Of the $0.6 million increase in foreign currency loss, $1.6 million relates to an increase in foreign currency losses in Brazil and Canada offset by a $1.0 million decrease in foreign currency losses from the trading of Nigerian currency in the three months ended June 30, 2017.

Income taxes for the three months ended June 30, 2018 decreased $2.4 million compared with the three months ended June 30, 2017 primarily due to fluctuations in earnings among the various jurisdictions in which we operate, offset by increases in valuation allowances and increases in foreign tax rate differentials.

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017

Net loss for the six months ended June 30, 2018 was $34.8 million compared with $9.0 million for the six months ended June 30, 2017.  The significant factors in this change were an increase of $19.5 million in SG&A expenses and decreases of $20.6 million in gross (loss) profit, $10.5 million in other expense, net and $3.5 million in income taxes.

Revenue from services for the six months ended June 30, 2018 decreased $45.7 million compared with the six months ended June 30, 2017.  In North America, revenue from services decreased $15.5 million due to a decrease in the number of projects performed in Alaska offset by an increase in the number of projects in Canada.  Revenue from services in South America increased $9.0 million due to an increase in the amount of work performed in Colombia offset by no active projects in Bolivia in the six months ended June 30, 2018.  Revenue from services in West Africa decreased $35.1 million due to no active projects in West Africa in the six months ended June 30, 2018.  Revenue from services in Southeast Asia decreased $4.3 million due to no active projects in the six months ended June 30, 2018.

Gross (loss) profit for the six months ended June 30, 2018 decreased $20.6 million compared with the six months ended June 30, 2017.  Gross profit as a percentage of revenues was 6.7% for the three months ended June 30, 2018 compared with 24.2% for the six months ended June 30, 2017.  The negative impact on gross (loss) profit can be attributed to less favorable pricing when taking into account the fixed costs involved in our projects.

SG&A expenses for the six months ended June 30, 2018 increased $9.5 million compared with the six months ended June 30, 2017.  The increase was primarily attributable to a $19.1 million provision for doubtful accounts and $1.4 million of higher equity–based compensation costs offset by an overall decrease in expenses due to our cost reduction initiatives.

Other expense, net for the six months ended June 30, 2018 decreased $10.5 million compared with the six months ended June 30, 2017 due to an $11.4 million decrease in interest expense offset by a $1.1 million increase in foreign currency loss.  Of the $11.4 million decrease in interest expense, $8.6 million related to lower amortization of debt issuance costs from the extensions of our senior loan facility and credit facility in September 2017 and February 2018 and $2.8 million related to the decrease in long–term debt outstanding from the Exchange. Of the $1.1 million increase in foreign currency loss, $2.2 million relates to an increase in foreign currency losses in Canada and Brazil offset by a $1.1 million decrease in foreign currency losses from the trading of Nigerian currency in the six months ended June 30, 2017.

Income taxes for the six months ended June 30, 2018 decreased $3.5 million compared with the six months ended June 30, 2017 primarily due to fluctuations in earnings among the various jurisdictions in which we operate, offset by increases in valuation allowances and increases in foreign tax rate differentials.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had working capital of $2.0 million compared with $(3.0) million as of December 31, 2017. The increase in working capital was related to increased operations, resulting in higher accounts receivable partially offset by higher accounts payable and accrued liabilities.

Our working capital needs are difficult to predict and can be subject to significant and rapid increases in our needs.  Our available cash varies as a result of the timing of our projects, our customers’ budgetary cycles and our receipt of payment.  Our working capital requirements may continue to increase due to the expansion of infrastructure that may be required to keep pace with technological advances, and acquisitions, such as we made recently of substantially all the assets of GEOK.  Over time, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities, as we have done by the acquisition of the GEOK’s assets.  In addition, some of our larger projects require significant upfront expenditures.

We expect our acquisition of GEOK will not have a significant impact on our liquidity.  In the transaction, we acquired GEOK’s accounts receivable and contractual backlogs of work that should contribute to our liquidity.  We do expect additional maintenance capital expenditures to be incurred as a result of the acquisition of GEOK’s equipment, but even with the addition of this equipment, we currently estimate that our capital expenditures for 2018 will not exceed $3.0 million, which is less than the $5.0 million we originally projected for 2018.

The most acute issue affecting our liquidity is the delay in receiving payments on our $78.1 million receivable from one customer, which represents 86.1% of our total accounts receivable.  As described above in “Current Developments,” we recorded a $19.0 million provision for doubtful accounts against this receivable in the three months ended June 30, 2018. Our liquidity and cash flows have been adversely affected by failure to receive payment on this receivable and may be further adversely affected by future events outside of our control relating to this receivable.

Until we are able to finally resolve the issues described above, we will continue to experience liquidity and cash flow issues. Our current projections for cash flows over the next 12 months, particularly before year end show that there are months when our cash may be less than $5.0 million, making it possible that we will experience a liquidity short fall if our projections relating to forecasted, but uncontracted work for the period are not accurate. We may also require significant upfront expenditures for the projects we have in our backlog for 2019.

We currently have a credit facility, a senior loan facility and an acquisition purchase money facility, but essentially we are at our borrowing limits under those facilities. We continue to diligently pursue improving our capitalization and reducing our long–term debt, but liquidity issues continue to challenge us. To partially address these issues, we have announced our intention to offer, subject to market and other conditions, $50.0 million aggregate principal amount of 6.0% convertible secured notes due in 2023 in a private offering only to qualified institutional buyers under Rule 144A of the Securities Act of 1933.  If the offering is completed, we intend to use the net proceeds from the offering of the notes to repay a portion of our obligations under our existing credit facilities and for general corporate purposes.  This disclosure does not constitute an offer the sell the notes.

While currently we do not have a working capital facility, we continue to pursue putting one in place.  We anticipate with a pay down on some of our existing facilities that we may be able to put in place a modest working capital facility under our credit facility to cover our liquidity needs, including upfront expenditures for upcoming projects, but such a facility may not be available to us on terms acceptable to us, or at all.

Long–term Debt

As of June 30, 2018, we have $57.8 million in aggregate principal amount of long–term debt outstanding.  In July 2018, we entered into a third amendment to our credit facility to, among other things, increase the aggregate maximum commitment to $30.0 million.  We used the additional $10.0 million that became available under the credit facility to redeem all our remaining outstanding Senior Notes and for general corporate purposes.

In connection with the closing the acquisition of substantially all of the assets of GEOK, we amended and restated our existing credit facilities and entered into a new acquisition purchase money facility of approximately $24.3 million in aggregate principal amount of borrowings, secured by the acquired assets of GEOK, to fund the acquisitions and pay related transaction costs.  In addition, we also announced that we intend to offer, subject to market and other conditions, $50.0 million aggregate principal amount of 6.0% convertible secured notes due 2023 in a private offering only to qualified buyers in accordance with Rule 144A under the Securities Act of 1933.  If the offering is completed, we intend to use the net proceeds from the offering of the notes to repay a portion of our obligations under our existing credit facilities and for general corporate purposes.  This disclosure does not constitute an offer to sell the notes.

For additional information about our long–term debt, please see “Part I.  Financial Information – Item 1. Financial Statements” contained herein.

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Six Months Ended June 30,
	2018	2017
Operating activities	$(10,071)	$17,124
Investing activities	(510)	(256)
Financing activities	11,651	(3,323)

Operating Activities

Cash flows from operating activities (used) provided $(10.1) million and $17.1 million in the six months ended June 30, 2018 and 2017, respectively. The significant factors in the change were an unfavorable change in working capital offset by our decreased operating expenditures.

Investing Activities

During the six months ended June 30, 2018, cash flows used in investing activities consisted of $0.7 million for the purchase of property and equipment offset by proceeds of $0.2 million from the sale of property and equipment.  During the six months ended June 30, 2017, cash flows used in investing activities consisted of $2.2 million for the purchase of property and equipment offset by proceeds of $2.0 million from the sale of property and equipment.

As of June 30, 2018, we expect our total capital expenditures for 2018 to be approximately $3.0 million. This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs, but will not allow us to purchase any new technology or upgrade existing capital assets.

Financing Activities

During the six months ended June 30, 2018, cash flows provided by financing activities consisted of $15.0 million of long–term debt borrowings offset by $2.2 million of stock issuance costs, $1.0 million of long–term debt repayments and $0.2 million for the purchase of treasury stock.  During the six months ended June 30, 2017, cash flows used in financing activities consisted of credit facility repayments of $33.8 million and a $0.3 million distribution to our noncontrolling interest offset by $30.8 million of credit facility borrowings.

FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10–Q contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based our forward–looking statements on our current expectations and estimates of future events and trends, which affect or may affect our business and operations.  Although we believe that these forward–looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us.  Many important factors, in addition to the risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2017 may have a material adverse effect on our results as indicated in the following forward–looking statements.  You should read this Quarterly Report on Form 10–Q and the documents that we have filed as exhibits hereto completely and with the understanding that our actual results may be materially different from what we expect.

Our forward–looking statements may be influenced by the following factors, among others:

•

developments with respect to the Alaskan oil and natural gas exploration tax credit system that continue to affect our ability to timely monetize tax credits that have been assigned to us by our customer, including litigation over the constitutionality of the legislation allowing Alaska to sell bonds to retire its liabilities relating to Tax Credit certificates;

•	changes in the Alaskan oil and natural gas exploration tax credit system that may significantly affect the level of Alaskan exploration spending;

•	fluctuations in the levels of exploration and development activity in the oil and natural gas industry;

•	intense industry competition;

•	limited number of customers;

•	credit and delayed payment risks related to our customers;

•

the availability of liquidity and capital resources, including our need to obtain additional working capital and refinance or replace our credit facility and our senior loan facility, limited ability to make capital expenditures due to our current liquidity and cash flow situation and the potential impact this has on our business and competitiveness;

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

These words “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan to,” “ought,” “could,” “will,” “should,” “likely,” “appear,” “project,” “forecast,” “outlook” or other similar words or phrases are intended to identify forward–looking statements.  These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information.  The forward–looking statements speak only as of the date they were made and, except as required by law, we undertake no obligation to update, amend or clarify any forward–looking statements because of new information, future events or other factors.  All of our forward–looking information involves risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of the risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15(e) and 15k–15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in the significant risk factors that may affect our business, financial position, results of operations or liquidity as described in the section entitled “Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2017, as updated in our Form 10–Q for the quarter ended March 31, 2018, except for updates to the risks below.

Our working capital needs are difficult to forecast and may vary significantly, which could cause liquidity issues and require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all.

Our working capital needs are difficult to predict.  Our available cash varies as a result of the timing of our projects, our customers’ budgetary cycles and our receipt of payment. In particular, delays in receiving payments on our account receivable relating to Alaskan tax credits are causing liquidity issues for us. Our working capital requirements may continue to increase, due to contraction in our business, expansion of infrastructure that may be required to keep pace with technological advances, and our recent acquisition of the assets of GEOK.  Over time, we must also invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. In addition, some of our larger projects require significant upfront expenditures.  While we currently have a credit facility, a senior loan facility and an acquisition purchase money facility, we are essentially at our borrowing limits under our credit facilities.  Our current projections for cash flows over the next 12 months show that there are months when our cash may be less than $5.0 million, making it possible that we will experience a liquidity short fall if our projections relating to forecasted, but uncontracted work for the period are not accurate.  While we do not currently have a working capital facility, we continue to pursue putting one in place, but it may not be available to us on terms acceptable to us, or at all.

Developments in the State of Alaska and their consequences for the market for exploration tax credits and the impacts of those developments on our cash flow have intensified the negative impact on our current liquidity and cash flow, and we have had to classify our largest accounts receivable as long–term and have recorded an allowance for doubtful accounts against it.

As of June 30, 2018, our largest account receivable from one customer was $78.1 million, representing 86.1% of total consolidated accounts receivable. This customer was relying on monetization of Tax Credits, which monetization was historically accomplished by receipt of payments from the State of Alaska or from third party financing sources. Due to changed economic and political circumstances in the State of Alaska, however, substantial uncertainty has developed regarding their payment and the timing of those payments to satisfy our account receivable.

Tax Credit applications are subject to audit by the State of Alaska and, to date, approximately $64.5 million of Tax Credit certificates have been received.  In 2018, we expect that the State of Alaska will complete its audit on the last Tax Credit application for $21.3 million.  Our customer has been informally advised, however, that the Department of Revenue may discount this Tax Credit application by approximately $5.9 million.  While this recommendation is subject to review by the Department of Natural Resources, and may be appealed by our customer, it is probable the amount to be issued under this application will be reduced.

With our customer, we have identified a number of paths to payment of our account receivable: (i) receiving cash in payment in full of the Tax Credit certificates from the State of Alaska, (ii) selling Tax Credit certificates into the secondary market to producers at a discount, (iii) receiving proceeds from the possible issuance by the State of Alaska of bonds to pay its Tax Credit liabilities at a discount, (iv) receiving cash from a third party to purchase Tax Credit certificates at what is likely to be a more substantial discount, (v) licensing the seismic data, and (vi) selling some or all of the seismic data.  We continue to diligently pursue these paths to payment but have not been successful in further monetizing the Tax Credits, beyond $14.9 million monetized with an Alaskan oil and natural gas producer, in large part due to the uncertainty about Alaska’s timing and payment of the Tax Credits.

Falling oil and natural gas prices have substantially reduced Alaska’s revenue from production taxes resulting in the State paying only statutorily established minimum amount of appropriations for Tax Credits in the last several fiscal years rather than the amount to pay all the prior year’s Tax Credits.  In February 2018, we were advised by the State of Alaska that, so long as only the statutorily established minimum amount is paid each year, we will not receive any payments until fiscal year 2021 and should not expect to be paid in full until fiscal year 2024.

The Alaska Department of Revenue has also acted to limit the secondary market for Tax Credit certificates by not only slowing down the timing for auditing Tax Credit applications and making payments, but also by issuing advisory opinions that, contrary to earlier advice, effectively cut–off the secondary market for Tax Credit certificates. While one of these opinions was reversed by the Alaskan legislature, and in June 2018 we joined two oil and natural gas producers in filing a lawsuit against the State of Alaska challenging the retroactive application of the other, the secondary market still does not appear to be a viable alternative to monetize the Tax Credits.

At this time, we believe that the most likely path to monetization is under legislation passed by Alaska in June 2018 authorizing it to issue bonds to pay its estimated $1.0 billion liability for Tax Credits.  Seismic companies will have two options from which to pick on a program by program basis. One option allows for the purchase of the Tax Credit certificates at a 10% annual discount rate from the time the State would otherwise pay the credit under the statutory minimum.  The second option allows for the purchase at a discount equal to Alaska’s cost of capital (currently estimated at approximately 5.1%) but only if the seismic data is made publicly available. While lawsuits have been filed challenging the constitutionality of the bond issuance, the Attorney General of the State of Alaska has issued an opinion that issuance of the bonds is not prohibited by the Alaskan constitution.  The Revenue Department has indicated, however, that until the courts have resolved the legal issues about the bonds, which it estimates may take six to 18 months, it will not go into the bond markets. There can be no assurance that our Tax Credit certificates will be purchased and when that may happen.

As of June 30, 2018, based on assumptions made regarding the constitutionality of the bond issuance, the length of time until the bonds could be issued, the data that we want to remain confidential, and the likelihood of a discount on our pending Tax Credit application, we determined that it is reasonable to estimate that we will receive approximately $56.5 million in proceeds from the issuance of the bonds. We also expect an additional $2.7 million from the sale of Tax Credit certificates to the Alaskan oil and natural gas producer.  As the proceeds we expect to receive will not be sufficient to fully repay our outstanding receivable, we have recorded a $19.0 million provision for doubtful accounts in the three months ended June 30, 2018.

Until we are able to finally monetize the Tax Credits, we will continue to experience liquidity and cash flow issues.  We may also need to record additional provisions for doubtful accounts, particularly if the Alaska bond program is declared unconstitutional or is otherwise delayed. The various actions we have taken or plan to take to decrease our debt and rationalize our balance sheet mitigate the acuteness of these issues, but those actions do not solve the issue of our need to monetize our Tax Credits and the adverse consequences that may occur if we do not.

ITEM 6.  EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

2.1

Asset Purchase Agreement dated as of June 26, 2018 by and among Geokinetics Inc., Geokinetics Holdings USA, Inc., Geokinetics Processing, Inc., Geokinetics USA, Inc., Advanced Seismic Technology, Inc., Geokinetics International Holdings, Inc., Geokinetics International, Inc., Geokinetics (Australia) PTY Ltd., Geokinetics Exploration, Inc. and SAExploration, Inc. (incorporated by reference from Exhibit 2.1 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on July 2, 2018)

2.2

Amendment No. 1, dated as of July 25, 2018, to Asset Purchase Agreement dated as of June 26, 2018 by and among Geokinetics Inc., Geokinetics Holdings USA, Inc., Geokinetics Processing, Inc., Geokinetics USA, Inc., Advanced Seismic Technology, Inc., Geokinetics International Holdings, Inc., Geokinetics International, Inc., Geokinetics (Australia) PTY Ltd., Geokinetics Exploration, Inc. and SAExploration Acquisitions (U.S.), LLC. (incorporated by reference from Exhibit 2.1 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on July 30, 2018)

3.1

Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to SAExploration Holdings, Inc. Current Report on Form 8–K/A filed with the SEC on September 9, 2016)

3.2

Certificate of Amendment to Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on March 8, 2018)

3.3	Second Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on August 1, 2016)

3.4	Amendment No. 1 to Second Amended and Restated By-Laws (incorporated by reference from Exhibit 3.2 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on March 8, 2018)

10.1

Form of 2018 Long–Term Incentive Plan Initial MIP Award Restricted Stock Unit Notice and Agreement (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on April 13, 2018)

10.2

Amendment No. 3 to First Amended and Restated Credit and Security Agreement dated July 5, 2018 by and among SAExploration, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on July 11, 2018)

10.3

Second Amended and Restated Credit and Security Agreement, dated as of July 25, 2018, among SAExploration, Inc., as Borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Cantor Fitzgerald Securities, as Agent (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on July 30, 2018)

10.4

Amendment No. 4 to Term Loan and Security Agreement, dated as of July 25, 2018, among SAExploration Holdings, Inc., as Borrower, the Guarantors party thereto, Delaware Trust Company, as Administrative Agent and Collateral Agent and the Lenders party thereto (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on July 30, 2018)

10.5

Purchase Money Loan and Security Agreement, dated as of July 25, 2018, among SAExploration Acquisitions (U.S.), LLC, as Borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Cantor Fitzgerald Securities, as Agent (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on July 30, 2018)

31.1*	Rule 13a–14(a) Certification of Chief Executive Officer

31.2*	Rule 13a–14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101*	Interactive Data Files

__________

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAExploration Holdings, Inc.

By:	/s/ Brent Whiteley
Brent Whiteley
Chief Financial Officer, General Counsel and Secretary
(Duly Authorized Officer and Principal Financial Officer)

Date: August 8, 2018