Form 10-Q
period 2018-09-30
SAExploration Holdings, Inc.
filed 2018-11-13
CIK 1514732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2018, the registrant has 2,917,160 shares of common stock, $0.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAExploration Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares)

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$20,341	$3,613
Restricted cash	—	41
Accounts receivable, net	19,165	6,105
Deferred costs on contracts	448	2,107
Prepaid expenses and other current assets	3,164	6,395
Total current assets	43,118	18,261

Property and equipment, net of accumulated depreciation and amortization of $79,336 and $72,649, respectively	38,080	32,946
Goodwill	1,782	1,832
Intangible assets, net of accumulated amortization of $807 and $732, respectively	4,182	671
Long-term accounts receivable, net	59,117	78,102
Deferred income taxes	4,914	4,592
Other assets	3,242	5,534
Total assets	$154,435	$141,938

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,594	$4,551
Accrued liabilities	6,891	6,311
Income and other taxes payable	5,581	7,887
Current portion of long-term debt	6,954	995
Deferred revenue	2,043	1,477
Total current liabilities	29,063	21,221

Long-term debt	87,349	120,298
Other long-term liabilities	381	608

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, 1,747,990 and 471,177 shares outstanding, respectively	—	—
Additional paid-in capital	231,644	133,742
Accumulated deficit	(194,033)	(133,306)
Accumulated other comprehensive loss	(3,077)	(5,082)
Treasury stock, at cost, 111,003 and 1,901 shares, respectively	(1,866)	(113)
SAExploration stockholders’ equity (deficit)	32,668	(4,759)
Noncontrolling interest	4,974	4,570
Total stockholders’ equity (deficit)	37,642	(189)
Total liabilities and stockholders’ equity (deficit)	$154,435	$141,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue from services	$15,003	$22,452	$69,009	$122,180
Cost of services	16,085	18,172	61,800	87,575
Depreciation and amortization	2,951	2,809	7,667	9,007
Gross (loss) profit	(4,033)	1,471	(458)	25,598

Selling, general and administrative expenses	14,858	6,005	46,998	18,880

Operating (loss) income	(18,891)	(4,534)	(47,456)	6,718

Other (expense) income, net:
Interest expense, net	(4,738)	(7,496)	(10,225)	(24,415)
Costs incurred on debt restructuring	—	(208)	—	(208)
Foreign exchange (loss) gain, net	(331)	341	(2,510)	(695)
Other income (expense), net	27	2	181	(83)
Total other expense, net	(5,042)	(7,361)	(12,554)	(25,401)

Loss before income taxes	(23,933)	(11,895)	(60,010)	(18,683)

Income taxes	1,364	1,950	107	4,175

Net loss	(25,297)	(13,845)	(60,117)	(22,858)

Less: net income (loss) attributable to noncontrolling interest	10	(75)	904	1,972

Net loss attributable to SAExploration	$(25,307)	$(13,770)	$(61,021)	$(24,830)

Basic and diluted loss per common share	$(27.80)	$(29.30)	$(141.82)	$(52.94)

Weighted average common shares outstanding (basic and diluted):	1,120	470	804	469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(25,297)	$(13,845)	$(60,117)	$(22,858)
Other comprehensive income (loss):
Foreign currency translation adjustment	192	(362)	2,005	(434)
Comprehensive loss	(25,105)	(14,207)	(58,112)	(23,292)
Less comprehensive income (loss) attributable to noncontrolling interest	10	(75)	904	1,972
Comprehensive loss attributable to SAExploration	$(25,115)	$(14,132)	$(59,016)	$(25,264)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Equity (Deficit)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2017	$—	$133,742	$(133,306)	$(5,082)	$(113)	$(4,759)	$4,570	$(189)
Adoption of ASU 2016-16	—	—	294	—	—	294	—	294
Net (loss) income	—	—	(61,021)	—	—	(61,021)	904	(60,117)
Other comprehensive income	—	—	—	2,005	—	2,005	—	2,005
Equity-based compensation cost	—	9,114	—	—	—	9,114	—	9,114
Purchase of treasury stock	—	—	—	—	(1,753)	(1,753)	—	(1,753)
Common stock issued in debt exchange	—	472	—	—	—	472	—	472
Discount on Series A preferred stock issued in debt exchange	—	61,971	—	—	—	61,971	—	61,971
Accretion of discount on Series A preferred stock	—	(61,971)	—	—	—	(61,971)	—	(61,971)
Accretion of Series A preferred stock to redemption value	—	21,376	—	—	—	21,376	—	21,376
Dividend on Series A preferred stock	—	(1,614)	—	—	—	(1,614)	—	(1,614)
Conversion of Series A preferred stock	—	(15,427)	—	—	—	(15,427)	—	(15,427)
Common stock and Series E warrants issued in conversion of Series A preferred stock	—	54,045	—	—	—	54,045	—	54,045
Series B preferred stock issued in debt exchange	—	10,791	—	—	—	10,791	—	10,791
Discount on Series B preferred stock issued in debt exchange	—	(10,791)	—	—	—	(10,791)	—	(10,791)
Accretion of discount on Series B preferred stock	—	10,791	—	—	—	10,791	—	10,791
Conversion of Series B preferred stock	—	(22,981)	—	—	—	(22,981)	—	(22,981)
Common stock and Series D warrants issued in conversion of Series B preferred stock	—	22,981	—	—	—	22,981	—	22,981
Series C warrants issued in debt exchange	—	4,810	—	—	—	4,810	—	4,810
Stock issuance costs	—	(1,026)	—	—	—	(1,026)	—	(1,026)
Conversion option related to 6% convertible notes due 2023, net of allocated costs	—	15,361	—	—	—	15,361	—	15,361
Distribution to noncontrolling interest	—	—	—	—	—	—	(500)	(500)
Balance at September 30, 2018	$—	$231,644	$(194,033)	$(3,077)	$(1,866)	$32,668	$4,974	$37,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(60,117)	$(22,858)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,960	9,300
Equity-based compensation cost	9,114	1,649
Gain on disposal of property and equipment	(315)	(71)
Provision for doubtful accounts	19,120	—
Amortization of loan issuance costs and debt discounts	4,115	14,886
Payment in kind interest	—	4,848
Unrealized loss (gain) on foreign currency transactions	2,420	(1,094)
Gain on debt extinguishment	(53)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,663)	16,269
Prepaid expenses and other current assets	1,800	(2,096)
Deferred costs on contracts	1,659	8,444
Accounts payable	1,020	(6,593)
Accrued liabilities	519	(4,409)
Income and other taxes payable	(2,298)	(5,218)
Deferred revenue	(2,296)	(7,975)
Other, net	(49)	62
Net cash (used in) provided by operating activities	(22,064)	5,144

Cash flows from investing activities:
Asset purchase	(21,749)	—
Purchase of property and equipment	(1,044)	(2,348)
Proceeds from sale of property and equipment	657	1,965
Net cash used in investing activities	(22,136)	(383)

Cash flows from financing activities:
Long-term debt repayments	(56,271)	(35,166)
Long-term debt borrowings	123,411	33,401
Capital lease repayments	—	(56)
Debt issuance costs	(1,602)	—
Stock issuance costs	(2,179)	—
Purchase of treasury stock	(1,753)	(113)
Distribution to noncontrolling interest	(500)	(1,095)
Net cash provided by (used in) financing activities	61,106	(3,029)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(219)	344
Net change in cash, cash equivalents and restricted cash	16,687	2,076
Cash, cash equivalents and restricted cash at the beginning of period	3,654	11,996
Cash, cash equivalents and restricted cash at the end of period	$20,341	$14,072

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

On September 14, 2018, we effected a one–for–twenty reverse stock split of our common stock.  As of the effective time of the reverse stock split, every 20 shares of issued and outstanding common stock were converted into one share of common stock, without any change in par value.  The amendment to our third amended and restated certificate of incorporation also reduced the number of our authorized shares of common stock to 20.0 million shares.  Any fractional shares were cashed out based on the closing price per share on the effective date of the reverse stock split.  All references to shares of common stock, all per share data and all equity compensation activity for all periods presented in the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retrospective basis.

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

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The impact of the adoption on our unaudited condensed consolidated statements of operations was as follows:

	Balances Without Adoption of ASU 2014-09	Impact of Adoption of ASU 2014-09	As Reported
Three months ended September 30, 2018:
Statement of operations:
Revenue from services	$15,838	$(835)	$15,003
Cost of services	16,825	(740)	16,085
Income taxes	1,399	(35)	1,364
Net loss	(25,237)	(60)	(25,297)

Nine months ended September 30, 2018:
Statement of operations:
Revenue from services	$68,473	$536	$69,009
Cost of services	61,290	510	61,800
Income taxes	97	10	107
Net loss	(60,133)	16	(60,117)

The impact of the adoption on our unaudited condensed consolidated balance sheet was as follows:

	September 30, 2018
	Balances Without Adoption of ASU 2014-09	Impact of Adoption of ASU 2014-09	As Reported
Balance Sheet:
Current assets:
Accounts receivable, net	$18,629	$536	$19,165
Current liabilities:
Accrued liabilities	6,381	510	6,891
Income and other taxes payable	5,571	10	5,581
Stockholders' equity:
Accumulated deficit	(194,049)	16	(194,033)

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

On January 1, 2018, we adopted ASU 2017–01, Clarifying the Definition of a Business.  ASU 2017–01 clarified the definition of a business by adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU provides a screen to determine when a set is not a business. If the screen is not met, ASU 2017–01 (i) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (ii) removes the evaluation of whether a market participant could replace missing elements. ASU 2017–01 will be applied prospectively to any acquisitions.

Summary of Significant Accounting Policies

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

New Accounting Standards to be Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016–02, Leasing.  The new standard is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities for virtually all leases and by requiring the disclosure of key information about leasing arrangements.  In July 2018, the FASB issued two amendments to ASU 2016–02.  ASU 2018–10, Codification Improvements to Topic 842, amends narrow aspects of the guidance in ASU 2016–02, and ASU 2018–11, Targeted Improvements, provides a new optional transition method under which comparative periods presented in financial statements in the period of adoption would not be restated.  All these standards are effective for annual and interim periods beginning after December 15, 2018 and are to be applied using a modified retrospective approach.  We plan to adopt the new standards effective January 1, 2019 and we plan to elect the optional transition method under ASU 2018–11.

We have established an implementation team to evaluate and identify the impact of these standards on our financial position, results of operations and cash flows.  We are currently assessing our leasing arrangements and implementing software to meet the reporting requirements of the standard.  We anticipate that we will elect the practical expedient package outlined in ASU No. 2016–02 under which we can carryforward our previous classification of a lease as either an operating or capital lease, and we do not have to reassess previously recorded initial direct costs.  Additionally, we anticipate that we will make the policy election allowing us to exclude leases with original terms of 12 months or less from lease assets and liabilities.  We continue to assess the practical expedient allowing us to use hindsight to determine the lease term and to assess any impairment of lease assets during the lookback period, and we continue to assess certain policy elections required under the standard, including whether we will separate nonlease components from the associated lease component and how we will determine the incremental borrowing rate for leases with renewal options.  Although we will recognize lease assets and

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

liabilities for leases classified as operating leases under previous guidance, we are not able to quantify the impact of the standard at this time.

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

No other new accounting pronouncements issued or effective during the nine months ended September 30, 2018 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 2.  ASSET PURCHASE

In June 2018, we entered into a stalking horse asset purchase agreement (the “Asset Purchase Agreement”) with Geokinetics, Inc. (“GEOK”), pursuant to which we agreed to purchase substantially all of the assets of GEOK (the “Purchased Assets”) and acquire certain liabilities related thereto in a transaction to be effected in GEOK’s bankruptcy proceeding under Chapter 11 of Title 11 of the United States Bankruptcy Code.

In July 2018, the United States Bankruptcy Court for the Southern District of Texas approved the Asset Purchase Agreement, and we completed the acquisition of the Purchased Assets for $18.4 million.  In connection with the closing, we entered into a new acquisition purchase money facility of approximately $23.4 million in aggregate principal amount of borrowings, secured by the Purchased Assets, to fund the acquisition and pay related transaction costs.

The acquisition was accounted for as an asset acquisition, which requires that the total purchase price, including transaction costs, be allocated to the assets acquired and the liabilities assumed based on their relative fair values.

The purchase price and the fair values of the acquired assets and assumed liabilities are as follows:

Purchase price	$18,411
Transaction advisory fees and other acquisition costs	3,338
Total purchase price	$21,749

Accounts receivable	$8,589
Property and equipment	12,484
Intangible assets, net	3,642
Accrued liabilities	(110)
Deferred revenue	(2,856)
Net assets acquired	$21,749

The intangible asset relates to GEOK’s intellectual property and will be amortized over a 15 year period.  Amortization expense for the three months ended September 30, 2018 was $0.04 million and is included in “Selling, general and administrative expenses” on our unaudited condensed consolidated statements of operations.

NOTE 3.  CONCENTRATION OF CREDIT RISK

Our revenues are derived principally from uncollateralized sales to numerous companies in the oil and natural gas industry; therefore, our customers may be similarly affected by changes in economic and other conditions within the industry.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of September 30, 2018, we have a $59.1 million receivable, net of an allowance for doubtful accounts of $19.0 million, from one customer, which represents 75.5% of our total accounts receivable.  This customer had historically relied on the monetization of exploration tax credits under a State of Alaska tax credit program (the “Tax Credits”).  In the past, the State of Alaska annually appropriated the amounts needed to pay all Tax Credit certificates for the prior fiscal year; however, appropriations in the last couple of years have been limited to the statutorily established minimum due to substantially reduced revenue from production taxes resulting in significant Alaskan budget deficits.

In June 2018, Alaska passed legislation allowing Alaska to issue bonds to pay its estimated $1.0 billion liability for Tax Credit certificates.  Seismic companies will have two options from which to pick on a program–by–program basis.  One option allows for the purchase of the Tax Credit certificates at a 10% discount rate from the time Alaska would otherwise pay under the statutory minimum.  The second option allows for the purchase of the Tax Credit certificates at Alaska’s cost of capital (estimated to be approximately 5.1%) but only if the seismic data is made publicly available.

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

As of September 30, 2018, we do not believe that an additional allowance for doubtful accounts is necessary, as we have determined that it is still reasonable to estimate that we will receive approximately $56.4 million in proceeds from the issuance of the bonds and an additional $2.7 million from the sale of the Tax Credit certificates to an Alaskan oil and natural gas producer.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4.  LONG–TERM DEBT

Long–term debt consisted of the following:

	September 30, 2018	December 31, 2017
Credit facility:
Principal outstanding	$15,000	$5,000
Unamortized debt issuance costs	(157)	(599)
Carrying amount	14,843	4,401

Senior loan facility - principal outstanding	29,000	29,995

6% senior secured convertible notes due 2023:
Principal outstanding	60,000	—
Unamortized debt discount and debt issuance costs	(16,494)	—
Carrying amount	43,506	—

10% senior secured notes due 2019:
Principal outstanding	—	1,872
Unamortized debt issuance costs	—	(25)
Carrying amount	—	1,847

10% second lien notes due 2019:
Principal outstanding	6,961	85,239
Unamortized debt issuance costs	(7)	(189)
Carrying amount	6,954	85,050

Total debt	94,303	121,293
Current portion of long-term debt	(6,954)	(995)
Total long-term debt	$87,349	$120,298

In January 2018, we consummated an exchange offer and consent solicitation (the “Exchange”) related to our Second Lien Notes due 2019 (the “Second Lien Notes”).  Pursuant to a restructuring support agreement with holders of approximately 85% of the par value our of Second Lien Notes, we exchanged $78.0 million of our Second Lien Notes and $7 thousand of our Senior Secured Notes due 2019 (the “Senior Notes”) for (i) 0.04 million shares of common stock, (ii) 0.03 million shares of Series A preferred stock, (iii) 0.9 million shares of Series B preferred stock, and (iv) 8.3 million Series C warrants.  The Exchange was accounted for as an extinguishment as we were legally released of our obligations upon delivery and acceptance of the respective equity securities and we recognized a gain of $0.1 million.

In February 2018, the maturity dates of our credit facility and senior loan facility were extended to January 2020.

In July 2018, we amended our credit facility to, among other things, increase the aggregate maximum commitment to $30.0 million.  We then borrowed the $10.0 million that was available under the credit facility to redeem our outstanding Senior Notes and for general corporate purposes.

In July 2018, we also entered into a Purchase Money Loan and Security Agreement (the “Purchase Money Credit Agreement”) to fund our acquisition of the Purchased Assets (see Note 2).  The Purchase Money Credit Agreement provided for $23.4 million in borrowings secured on a first lien basis by the Purchased Assets.  Borrowings made under the Purchase Money Credit Agreement bore interest at a rate of 10.25% per annum, and the Purchase Money Credit Agreement was to mature in October 2018, unless terminated earlier.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In September 2018, we issued 6.00% Senior Secured Convertible Notes due 2023 (the “2023 Notes”) under an indenture dated September 26, 2018 (the “Indenture”).  The 2023 Notes mature on September 26, 2023, and interest is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year.

We may not redeem the 2023 Notes prior to October 1, 2021.  After that date, we may redeem all or part of the 2023 Notes, at our option, if the last reported sale price of our common stock has been at least 150% of the conversion price then in effect (i) on the trading day immediately preceding the date of which we provide notice of redemption and (ii) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2023 Notes to be redeemed, payable in cash, plus accrued and unpaid interest and any make whole premium (as described in the Indenture).

In the event of a fundamental change, as defined in the Indenture, holders of the 2023 Notes may, subject to certain restrictions, require us to repurchase for cash all or a portion of their notes equal to $1,000 or a multiple of $1,000 at a fundamental change repurchase price equal to 100% of the principal amount of 2023 Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

Upon the occurrence of an event of default, as defined within the Indenture, the trustee or the holders of at least 25% in aggregate principal amount of the 2023 Notes then outstanding may declare 100% of the principal of, and accrued and unpaid interest on, all the 2023 Notes to be due and payable immediately.

The 2023 Notes are convertible at the option of the holder into shares of common stock or, for certain holders (as defined in the Indenture), warrants to purchase an equal number of shares of common stock at an exercise price of $0.0001 per share, subject to customary adjustments.  The initial conversion rate is 173.91304 shares of common stock or warrants per $1,000 principal amount, representing an initial conversion price of approximately $5.75 per share.  The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the Indenture. We can satisfy the conversion obligation, at our option, in either cash, shares of common stock, warrants or a combination thereof.

When the 2023 Notes were issued, we accounted for the debt and equity components of the 2023 Notes separately, as we have the option to settle the conversion obligation in cash.  At the date of issuance, we calculated the fair value of the 2023 Notes, excluding the conversion feature, based on the fair value of similar non–convertible debt instruments.  The difference between the cash proceeds and the estimated fair value represented the value which was assigned to the equity component and recorded as a debt discount.  The debt discount is being amortized using the effective interest rate method over the period from issuance to the maturity date of September 26, 2023.  The carrying amount of the equity component of the 2023 Notes reported in additional paid in capital was initially valued at $15.4 million, which is net of $0.3 million of debt issuance costs allocated to the equity component.

Based on the closing price of our common stock of $10.30 at September 30, 2018, the if–converted value of the 2023 Notes exceeded the principal amount of $60.0 million by $47.5 million.  We recorded interest expense of $0.1 million related to the 2023 Notes, of which $50 thousand related to contractual interest expense, in both the three months and nine months ended September 30, 2018.

In September 2018, we used a portion of the net proceeds from the issuance of the 2023 Notes to repay our credit facility, including a $0.3 million prepayment fee, and the Purchase Money Credit Agreement, including a $0.5 million prepayment fee.  We subsequently terminated the Purchase Money Credit Agreement.

In September 2018, we also entered into a new amended and restated credit facility that provides for up to $30.0 million in borrowings, secured primarily by substantially all our assets located in the United States, subject to certain exclusions.  Borrowings under the new credit facility bear interest at a rate of 11.75% through and including August 2020 and 12.75% thereafter.  The new credit facility matures on August 1, 2021.  We then made a $15.0 million draw under the new credit facility for general corporate purposes.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The credit agreements and indentures for our credit facility, senior loan facility, 2023 Notes and Second Lien Notes contain certain representations, warranties, covenants and other terms and conditions which are customary for agreements of these types.  As of September 30, 2018, we were in compliance with these covenants.

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

Series A

In January 2018, we issued 0.03 million shares of Series A preferred stock as an element of the Exchange (see Note 4).  The Series A preferred stock had an 8.0% dividend payable quarterly in arrears and accumulated whether or not earned or declared beginning April 1, 2018.  In the three months and nine months ended September 30, 2018, we issued dividends in kind valued at $0.5 million and $1.6 million, respectively.  Each outstanding share of Series A preferred stock was convertible into 163.573 shares of common stock or, if an election was made by an eligible holder, into warrants representing the right to receive 163.573 shares of common stock.  The Series A preferred stock was recorded at $62.0 million, less stock issuance costs of $3.6 million, based on an allocation of the Exchange consideration to the various share classes and securities based on their relative fair values.

We evaluated the nondetachable conversion option embedded in the Series A preferred stock and determined that a beneficial conversion feature (“BCF”) existed as of the closing date of the Exchange.  As the intrinsic value of the BCF exceeded the value allotted to the Series A preferred stock, we separately recognized a discount of $62.0 million as a reduction to the value of the Series A preferred stock.

In September 2018, all the shares of the Series A preferred stock were converted into 0.7 million shares of common stock and 94.8 million Series E warrants with an exercise price of $0.0001.  Upon conversion, the Series A preferred stock was derecognized, and we recorded a deemed dividend of $5.3 million to recognize the remainder of the value of the BCF.  As of September 30, 2018, there were no issued or outstanding shares of Series A preferred stock.

Series B

In January 2018, we issued 0.9 million shares of Series B preferred stock as an element of the Exchange (see Note 4). The Series B preferred stock had no stated dividend and dividends were at the discretion of our Board of Directors. Each outstanding share of Series B preferred stock was convertible into 1.08689 shares of common stock or, if an election was made by an eligible holder, into warrants representing the right to receive 1.08689 shares of common stock.  The Series B preferred stock was senior to our common stock and junior to the Series A preferred stock in the event of our liquidation. The Series B preferred stock was recorded at $10.8 million based on an allocation of the Exchange consideration to the various share classes and securities based on their relative fair values.  Similar to the Series A preferred stock, we determined that a BCF existed for the Series B preferred stock.  As the intrinsic value of the BCF exceeded the value allotted to the Series B preferred stock, we separately recognized a discount of $10.8 million as a reduction in the value of the Series B preferred stock.

In March 2018, all the shares of the Series B preferred stock were converted into 0.2 million shares of common stock and 14.1 million Series D warrants with an exercise price of $0.0001.  Upon conversion, the Series B preferred stock was derecognized, and we fully recognized the value of the BCF as a deemed dividend.  As of September 30, 2018, there were no issued or outstanding shares of Series B preferred stock.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Common Stock

As of September 30, 2018, we are authorized to issue 20.0 million shares of common stock with a par value of $0.0001 per share.

The following table presents the changes in the number of shares outstanding:

2018
Shares issued:
Balance as of January 1	473
Issue of shares upon vesting of restricted stock units	268
Issue of shares on exercises of stock options	16
Issue of shares in the Exchange	41
Issue of shares on the conversion of the Series A preferred stock	704
Issue of shares on the conversion of the Series B preferred stock	225
Issue of shares on exercises of Series C warrants	15
Issue of shares on exercises of Series D warrants	117
Balance as of September 30	1,859

Shares held as treasury stock:
Balance as of January 1	2
Purchase of treasury stock	109
Balance as of September 30	111

Shares outstanding as of September 30	1,748

Warrants

Series A and Series B

As of September 30, 2018, we have 0.2 million Series A warrants and 0.2 million Series B warrants outstanding, both with an expiration date of July 27, 2021.  The Series A warrants and Series B warrants entitle the holders to purchase 0.05 shares of our common stock, have exercise prices of $10.30 and $12.88, respectively, and become exercisable 30 days in advance of their expiration date.

Series C

In January 2018, we issued 8.3 million Series C warrants as an element of the Exchange (see Note 4). Each Series C warrant entitles the holder to purchase 0.05 shares of our common stock, has an exercise price of $0.0001 and has no expiration date. The Series C warrants are immediately exercisable by the holder and are exercisable by us in connection with a full redemption of the Series A preferred stock and Series B preferred stock provided that it does not result in a holder owning 10% or more of our outstanding shares of common stock, or upon a change in control. The Series C warrants were recorded at $4.8 million based on an allocation of the Exchange consideration to the various share classes and securities based on their relative fair values.

As of September 30, 2018, 0.3 million of the Series C warrants have been exercised, and there are 8.0 million Series C warrants outstanding.

Series D

In March 2018, we issued 14.1 million Series D warrants in connection with the conversion of the Series B preferred stock. Each warrant entitles the holder to purchase 0.05 shares of our common stock, has an exercise price of $0.0001 and has no expiration date.  The Series D warrants are immediately exercisable by the holders and are exercisable us in connection with a full redemption of the Series A preferred stock and Series B preferred stock, provided that it does not result in a holder owning

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

10% or more of our outstanding shares of common stock, or upon a change in control.  The Series D warrants were recorded at their fair value of $23.0 million, which was based on the price of our common stock as of the date of the conversion as the Series D warrants have a nominal strike price, no expiration date and no other relevant restrictions.

As of September 30, 2018, 2.4 million of the Series D warrants have been exercised, and there are 11.7 million Series D warrants outstanding.

Series E

In September 2018, we issued 94.8 million Series E warrants in connection with the conversion of the Series A preferred stock.  Each warrant entitles the holder to purchase 0.05 shares of our common stock, has an exercise price of $0.0001 and has no expiration date.  The Series E warrants are immediately exercisable by the holders and are exercisable by us in connection with a full redemption of the Series A preferred stock, provided that it does not result in a holder owning 10% or more of our outstanding shares of common stock, or upon a change in control.  The Series E warrants were recorded at their fair value of $54.0 million, which was based on the price of our common stock as of the date of the conversion as the Series E warrants have a nominal strike price, no expiration date and no other relevant restrictions.

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

As of September 30, 2018, we had deferred costs on contracts of $0.4 million.  In the three months and nine months ended September 30, 2018, we recognized $0.5 million and $6.8 million, respectively, of amortization related to these costs.

Deferred Revenue

Typically, our mobilization services are paid by the customer at the beginning of the contract while the revenue is recognized as control transfers to the customer, which can result in deferred revenue. Normally all other revenue is billed as work progresses, which generally will not result in significant deferred revenue except in those cases where a large mobilization is required for the contract. As of September 30, 2018, we have $2.0 million of deferred revenue. In the three months and nine months ended September 30, 2018, we recognized $1.1 million and $2.6 million, respectively, of revenue that was included in deferred revenue.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Disaggregated Revenue

The following table disaggregates our revenue by major source:

	North America	South America	Southeast Asia	Other	Total
Three months ended September 30, 2018:
Type of contract:
Turnkey	$10,779	$1,224	$692	$208	$12,903
Term	1,777	301	22	—	2,100
Total	$12,556	$1,525	$714	$208	$15,003

Nine months ended September 30, 2018:
Type of contract:
Turnkey	$37,468	$22,791	$692	$208	$61,159
Term	7,527	301	22	—	7,850
Total	$44,995	$23,092	$714	$208	$69,009

Remaining Performance Obligation

As of September 30, 2018, we had $173.2 million of remaining performance obligations.  We expect to recognize revenue of approximately 31% of these performance obligations in 2018 and the remaining approximately 69% in 2019.

NOTE 9.  EQUITY–BASED COMPENSATION

We grant various forms of equity–based compensation to our senior management and directors.  These equity–based awards consist of non–qualified stock options and restricted stock units (“RSUs”).

In April 2018, we issued 0.5 million RSUs to our senior management.  These RSUs vest as follows: (a) one–fourth on July 29, 2019, (b) one–fourth on January 29, 2020, and (c) one–half on January 29, 2021.  The fair value of these RSUs on the date of grant was $13.8 million.  In August 2018, our Board accelerated the vesting of the RSUs that were to vest on July 29, 2019 and January 29, 2020, causing us to accelerate the recognition of $5.1 million in equity–based compensation costs.

We recognized equity–based compensation costs of $6.5 million and $0.4 million in the three months ended September 30, 2018 and 2017, respectively, and $9.1 million and $1.6 million in the nine months ended September 30, 2018 and 2017, respectively.  These costs are included in “Selling, general and administrative expenses” on our unaudited condensed consolidated statements of operations.

As of September 30, 2018, we had $5.7 million of unrecognized equity–based compensation cost, which is expected to be recognized over a weighted average period of 2.3 years.

NOTE 10.  INCOME TAXES

Due to our history of losses and uncertainty of future taxable income, we established valuation allowances sufficient to fully offset net operating loss (“NOL”) carryforwards and other deferred tax assets.  These valuation allowances will be maintained until positive evidence exists to support a conclusion that the benefit from certain of our NOL carryforwards and foreign tax credits may be realized.

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

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Our effective tax rates were (5.7)% and (16.4)% for the three months ended September 30, 2018 and 2017, respectively, and (0.2)% and (22.3)% for the nine months ended September 30, 2018 and 2017, respectively. The changes in our effective tax rates and the primary reason why these effective tax rates differ from the applicable federal statutory rates are the fluctuations in earnings among the various jurisdictions in which we operate, increases in valuation allowances and foreign tax rate differentials.

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

NOTE 11.  LOSS PER COMMON SHARE

Our Series C warrants, Series D warrants and Series E warrants are considered to be participating securities as they are entitled to dividends based on dividends paid on our common stock.  Accordingly, beginning in 2018, we are now required to apply the two–class method to calculate basic and diluted loss per share. Under the two–class method, basic loss per share is computed by dividing net loss available to common stockholders, after deducting the amount allocated to participating securities, by the weighted average number of common shares outstanding during each period.  Diluted loss per share is computed by dividing net loss available to common stockholders, after deducting the amount allocated to participating securities, by the sum of the weighted average number of shares outstanding during each period and the dilutive potential common shares outstanding during the period determined under the treasury stock method.

The computation of basic and diluted loss per share is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Net loss attributable to SAExploration	$(25,307)	$(61,021)
Amortization of discount on Series A and Series B preferred stock	(5,336)	(72,762)
Accretion of Series A preferred stock to redemption value	—	21,376
Dividends on Series A preferred stock	(495)	(1,614)
Allocation of earnings to participating securities (1)	—	—
Loss available to common stockholders of SAExploration	$(31,138)	$(114,021)

Weighted average common shares outstanding (basic and diluted)	1,120	804

Loss per share available to common stockholders of SAExploration (basic and diluted)	$(27.80)	$(141.82)

Anti-dilutive shares excluded from diluted loss available to common stockholders of SAExploration (2)	6,001	6,001

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Net loss attributable to SAExploration	$(13,770)	$(24,830)

Weighted average common shares outstanding (basic and diluted)	470	469

Net loss per share (basic and diluted)	$(29.30)	$(52.94)

Anti-dilutive shares excluded from diluted loss per share (2)	26	26

(1)	Participating securities are not allocated losses as they do not participate in losses.
(2)	Includes warrants and unvested equity–based compensation.

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

The estimated fair values of our financial instruments have been determined at discrete points in time based on relevant market information.  Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and long–term debt.  The carrying amounts of our financial instruments, other than our 2023 Notes, Senior Notes and Second Lien Notes, approximate fair value because of the short–term nature of the items.

As of September 30, 2018, the estimated aggregate fair value of our 2023 Notes and Second Lien Notes was $66.2 million, which differs from the aggregate carrying value of $50.5 million.  As of December 31, 2017, the estimated aggregate fair value of our Senior Notes and Second Lien Notes was $32.3 million, which differs from the aggregate carrying value of $86.9 million.  These fair values were estimated using dealer quoted period–end market prices. As these valuations used dealer quoted prices in active markets obtained from independent third–party sources, we have categorized our long–term debt as Level 2.

NOTE 13.  OTHER SUPPLEMENTAL INFORMATION

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are recorded in our unaudited condensed consolidated balance sheet as follows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$20,341	$3,613
Restricted cash	—	41
Total cash, cash equivalents and restricted cash	$20,341	$3,654

Our restricted cash served as collateral for labor claims, office rental and cash in another country restricted by exchange control regulations.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Accounts Receivable, net

Total accounts receivable, net is comprised of the following:

	September 30, 2018	December 31, 2017
Trade receivables	$93,370	$82,115
Other receivables	4,042	2,104
Total accounts receivable	97,412	84,219
Less: allowance for doubtful accounts	(19,130)	(12)
Total accounts receivable, net	78,282	84,207
Current accounts receivable, net	19,165	6,105
Long-term accounts receivable, net	$59,117	$78,102

Accrued Liabilities

Accrued liabilities are comprised of the following:

	September 30, 2018	December 31, 2017
Accrued payroll liabilities	$2,232	$2,781
Accrued interest	235	1,877
Other accrued liabilities	4,424	1,653
Total accrued liabilities	$6,891	$6,311

Other accrued liabilities primarily consist of accruals for project related expenses.

Supplemental Cash Flows Information

Supplemental cash flows information is as follows:

	Nine Months Ended September 30,
	2018	2017
Cash paid for interest	$6,961	$2,978
Cash paid for income taxes	2,124	6,661

Noncash Transactions

Supplemental noncash transactions are as follows:

	As of September 30,
	2018	2017
Costs to issue stock included in prepaid expenses and other current assets	$1,442	$—
Costs for additions to property and equipment in accounts payable	26	113
Costs to issue debt included in accounts payable	1,096	775
Costs to issue stock included in accounts payable	995	—

NOTE 14.  RELATED PARTY TRANSACTIONS

Mr. Hastings, our Chief Executive Officer and Chairman of the Board of Directors, owns and controls Speculative Seismic Investments, LLC (“SSI”), which holds 1,350 shares of our common stock, and controls CLCH, LLC, which holds 1,201 shares of our common stock.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of September 30, 2018, SSI is a lender under our senior loan facility in the principal amount of $0.6 million.  Mr. Hastings is also a lender under our credit facility in the principal amount of $0.8 million and was an initial purchaser of our 2023 Notes in the principal amount of $1.0 million.

NOTE 15.  SUBSEQUENT EVENTS

In October 2018, the holders of a majority of the shares of our common stock adopted resolutions by written consent, in lieu of a meeting of stockholders, to (i) amend our certificate of incorporation to increase the authorized number of shares of our common stock from 20.0 million to 40.0 million and (ii) amend our long–term incentive plan to increase the authorized number of shares of our common stock that may be issued under the plan to 2.7 million shares.  The amendment to our long–term incentive plan will become effective 20 calendar days following the date that we mail an information statement to our stockholders, and the amendment to our certificate of incorporation will be filed and become effective 20 calendar days following the date we mail an information statement to our stockholders, or as soon thereafter as is reasonably practicable.

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

CURRENT DEVELOPMENTS

In July 2018, we entered into a third amendment to our credit facility to, among other things, increase the aggregate maximum commitment to $30.0 million.  We used the additional $10.0 million that became available under the credit facility to redeem all our remaining outstanding Senior Notes in August 2018, and for general corporate purposes.

In July 2018, we completed the acquisition of substantially all the assets of GEOK for $21.7 million, including equipment and machinery, seismic processing software and equipment and certain contracts with large exploration and production companies.  In connection with the closing, we entered into a Purchase Money Credit Agreement of $23.4 million in aggregate principal amount of borrowings, secured by the acquired assets of GEOK, to fund the acquisition and pay related transaction costs.

In September 2018, all the shares of the Series A preferred stock were converted into 0.7 million shares of common stock and 94.8 million Series E warrants with an exercise price of $0.0001.

In September 2018, we effected a one–for–twenty reverse stock split of our common stock.  As of the effective time of the reverse stock split, every 20 shares of issued and outstanding common stock were converted into one share of common stock, without any change in par value.  Each issued and outstanding warrant now represents the right to purchase 0.05 shares of our common stock.

In September 2018, we completed a private unregistered offering of $60.0 million aggregate principal amount of our 2023 Notes at an offering price equal to 100% of par.  We used a portion of the net proceeds from the issuance of the 2023 Notes to repay our credit facility, including a $0.3 million prepayment fee, and the Purchase Money Credit Agreement, including a $0.5 million prepayment fee.  We subsequently terminated the Purchase Money Credit Agreement.

In September 2018, we also entered into a new amended and restated credit facility that provides for up to $30.0 million in borrowings.  We then made a $15.0 million draw under the new credit facility for general corporate purposes.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

Net loss for the three months ended September 30, 2018 was $25.3 million compared with a net loss of $13.8 million for the three months ended September 30, 2017.  The significant factors in this change were an increase of $8.9 million in selling, general and administrative (“SG&A”) expenses and decreases of $5.5 million in gross (loss) profit and $2.3 million in other expense, net.

Revenue from services for the three months ended September 30, 2018 decreased $7.4 million compared with the three months ended September 30, 2017.  In North America, revenue from services increased $9.5 million due to an increase in the number of projects performed in the Lower 48.  Revenue from services in South America decreased $18.2 million due to a decrease in the amount of work performed in Colombia.

Gross (loss) profit for the three months ended September 30, 2018 decreased $5.5 million compared with the three months ended September 30, 2017. Gross (loss) profit as a percentage of revenues was (26.9)% for the three months ended September 30, 2018 compared with 6.6% for the three months ended September 30, 2017.  The negative impact on gross (loss) profit can be attributed to less favorable pricing when taking into account the fixed costs involved in our projects.

SG&A expenses for the three months ended September 30, 2018 increased $8.9 million compared with the three months ended September 30, 2017. The increase was primarily attributable to $6.1 million of higher equity–based compensation costs, $1.6 million of additional costs from the acquisition of the Purchased Assets and $0.9 million of increased legal fees related to the conversion of the Series A preferred stock and the reverse stock split.

Other expense, net for the three months ended September 30, 2018 decreased $2.3 million compared with the three months ended September 30, 2017 primarily due to a $2.8 million decrease in interest expense offset by a $0.7 million increase in foreign currency loss.  Of the $2.8 million decrease in interest expense, $2.0 million related to lower amortization of debt issuance costs from the extensions of our senior loan facility and credit facility in September 2017 and February 2018 and $0.8 million related to the decrease in long–term debt outstanding from the Exchange. Of the $0.6 million increase in foreign currency loss, $1.0 million related to an increase in foreign currency losses in Brazil and Canada offset by a $0.5 million decrease in foreign currency losses from the trading of Nigerian currency in the three months ended September 30, 2017.

Income taxes for the three months ended September 30, 2018 decreased $0.6 million compared with the three months ended September 30, 2017 primarily due to fluctuations in earnings among the various jurisdictions in which we operate, offset by increases in valuation allowances and increases in foreign tax rate differentials.

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

Net loss for the nine months ended September 30, 2018 was $60.1 million compared with $22.9 million for the nine months ended September 30, 2017.  The significant factors in this change were an increase of $28.3 million in SG&A expenses and decreases of $26.1 million in gross (loss) profit, $12.8 million in other expense, net and $4.1 million in income taxes.

Revenue from services for the nine months ended September 30, 2018 decreased $53.2 million compared with the nine months ended September 30, 2017.  In North America, revenue from services decreased $5.9 million due to a decrease in the number of projects performed in Alaska offset by an increase in the number of projects in Canada and the Lower 48.  Revenue from services in South America decreased $9.1 million due to a decrease in the amount of work performed in Colombia and no active projects in Bolivia in the nine months ended September 30, 2018.  Revenue from services in West Africa decreased $35.1 million due to no active projects in West Africa in the nine months ended September 30, 2018.  Revenue from services in Southeast Asia decreased $3.6 million due to a project in Australia offset by no active projects in New Zealand in the nine months ended September 30, 2018.

Gross (loss) profit for the nine months ended September 30, 2018 decreased $26.1 million compared with the nine months ended September 30, 2017.  Gross (loss) profit as a percentage of revenues was (0.7)% for the nine months ended September 30, 2018 compared with 21.0% for the nine months ended September 30, 2017.  The negative impact on gross (loss) profit can be attributed to less favorable pricing when taking into account the fixed costs involved in our projects.

SG&A expenses for the nine months ended September 30, 2018 increased $28.3 million compared with the nine months ended September 30, 2017.  The increase was primarily attributable to a $19.1 million provision for doubtful accounts, $7.5 million of higher equity–based compensation costs, $1.6 million of additional costs from the acquisition of the Purchased Assets and $0.9 million of increased legal fees related to the conversion of the Series A preferred stock and the reverse stock split offset by an overall decrease in expenses due to our cost reduction initiatives.

Other expense, net for the nine months ended September 30, 2018 decreased $12.8 million compared with the nine months ended September 30, 2017 due to a $14.2 million decrease in interest expense offset by a $1.8 million increase in foreign currency loss.  Of the $14.2 million decrease in interest expense, $10.6 million related to lower amortization of debt issuance costs from the extensions of our senior loan facility and credit facility in September 2017 and February 2018 and $3.6 million related to the decrease in long–term debt outstanding from the Exchange. Of the $1.8 million increase in foreign currency loss, $3.3 million related to an increase in foreign currency losses in Canada and Brazil offset by a $1.6 million decrease in foreign currency losses from the trading of Nigerian currency in the nine months ended September 30, 2017.

Income taxes for the nine months ended September 30, 2018 decreased $4.1 million compared with the nine months ended September 30, 2017 primarily due to fluctuations in earnings among the various jurisdictions in which we operate, offset by increases in valuation allowances and increases in foreign tax rate differentials.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had working capital of $14.1 million compared with $(3.0) million as of December 31, 2017. The increase in working capital was related to a $16.7 million increase in cash and cash equivalents and higher accounts receivable partially offset by higher accounts payable and accrued liabilities.

Our working capital needs are difficult to predict and can be subject to significant and rapid increases in our needs.  Our available cash varies as a result of the timing of our projects, our customers’ budgetary cycles and our receipt of payment.  Our working capital requirements may continue to increase due to the expansion of infrastructure that may be required to keep pace with technological advances.  In addition, some of our larger projects require significant upfront expenditures.

Over time, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities, as we have done by the acquisition of the Purchased Assets.  Even with the addition of the Purchased Assets, we currently estimate that our capital expenditures for 2018 will not exceed $3.0 million, which is less than the $5.0 million we originally projected for 2018.  This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs but will not allow us to purchase any new technology or upgrade existing capital assets.

We currently have $15.0 million of available borrowing capacity under our new credit facility, but essentially, we are at our borrowing limits under our senior loan facility and 2023 Notes.  While currently we do not have a working capital facility, we anticipate that we may be able to put in place a modest working capital facility to cover our liquidity needs, including upfront expenditures for upcoming projects, but such a facility may not be available to us on terms acceptable to us, or at all.

The most acute issue affecting our liquidity is the delay in receiving payments on our $59.1 million receivable from one customer, which represents 75.5% of our total accounts receivable.  Our liquidity and cash flows have been adversely affected by failure to receive payment on this receivable and may be further adversely affected by future events outside of our control relating to this receivable. While we continue to pursue other options to monetize the Tax Credits, at this time we believe that the most likely path to monetize the Tax Credit certificates is if bonds are issued by Alaska.  We believe that it is still reasonable to estimate that we will receive approximately $56.4 million in proceeds from the issuance of the bonds and an additional $2.7 million from the sale of the Tax Credit certificates to an Alaskan oil and natural gas producer, however, there can be no assurances that the bonds will be issued or when these expected payments will be received.

We continue to diligently pursue improving our capitalization and reducing our long–term debt, but liquidity issues may continue to challenge us.  Until we are able to finally resolve the issues described above, we could continue to experience liquidity and cash flow issues.

Long–term Debt

As of September 30, 2018, we have $111.0 million in aggregate principal amount of long–term debt outstanding.  For additional information about our long–term debt, please see “Part I.  Financial Information – Item 1. Financial Statements” contained herein.

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Nine Months Ended September 30,
	2018	2017
Operating activities	$(22,064)	$5,144
Investing activities	(22,136)	(383)
Financing activities	61,106	(3,029)

Operating Activities

Cash flows from operating activities (used) provided $(22.1) million and $5.1 million in the nine months ended September 30, 2018 and 2017, respectively. The significant factors in the change were an unfavorable change in working capital offset by our decreased operating expenditures.

Investing Activities

During the nine months ended September 30, 2018, cash flows used in investing activities consisted of $21.7 million for the acquisition of the Purchased Assets and $1.0 million for the purchase of property and equipment offset by proceeds of $0.7 million from the sale of property and equipment.  During the nine months ended September 30, 2017, cash flows used in investing activities consisted of $2.3 million for the purchase of property and equipment offset by proceeds of $2.0 million from the sale of property and equipment.

Financing Activities

During the nine months ended September 30, 2018, cash flows provided by financing activities consisted of $123.4 million of long–term debt borrowings offset by $56.3 million of long–term debt repayments, $1.6 million of debt issuance costs, $2.2 million of stock issuance costs, $1.8 million for the purchase of treasury stock and $0.5 million of distributions to our noncontrolling interest.

During the nine months ended September 30, 2017, cash flows used in financing activities consisted of credit facility repayments of $35.2 million, a $1.1 million distribution to our noncontrolling interest and $0.1 million for the purchase of treasury shares offset by $33.4 million of credit facility borrowings.

FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10–Q contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based our forward–looking statements on our current expectations and estimates of future events and trends, which affect or may affect our business and operations.  Although we believe that these forward–looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us.  Many important factors, in addition to the risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2017, as updated in our Form 10–Q for the quarter ended March 31, 2018 and our Form 10–Q for the quarter ended June 30, 2018, may have a material adverse effect on our results as indicated in the following forward–looking statements.  You should read this Quarterly Report on Form 10–Q and the documents that we have filed as exhibits hereto completely and with the understanding that our actual results may be materially different from what we expect.

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

•

the availability of liquidity and capital resources, including our need to obtain additional working capital, limited ability to make capital expenditures due to our current liquidity and cash flow situation and the potential impact this has on our business and competitiveness;

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

These words “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan to,” “ought,” “could,” “will,” “should,” “likely,” “appear,” “project,” “forecast,” “outlook” or other similar words or phrases are intended to identify forward–looking statements.  These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information.  The forward–looking statements speak only as of the date they were made and, except as required by law, we undertake no obligation to update, amend or clarify any forward–looking statements because of new information, future events or other factors.  All of our forward–looking information involves risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of the risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2017, as updated in our Form 10–Q for the quarter ended March 31, 2018 and in our Form 10–Q for the quarter ended June 30, 2018.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15(e) and 15k–15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in the significant risk factors that may affect our business, financial position, results of operations or liquidity as described in the section entitled “Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2017, as updated in our Form 10–Q for the quarter ended March 31, 2018 and in our Form 10–Q for the quarter ended June 30, 2018.

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

3.5

Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of SAExploration Holdings, Inc. (incorporated by reference from Exhibit 3.1 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on September 19, 2018)

3.6

Third Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of SAExploration Holdings, Inc. (incorporated by reference from Exhibit 3.2 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on September 19, 2018)

4.1

Warrant Agreement dated as of September 6, 2018 between SAExploration Holdings, Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference from Exhibit 4.1 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on September 11, 2018)

4.2

Indenture, dated as of September 26, 2018, between SAExploration Holdings, Inc., the Guarantors from time to time party thereto and Wilmington Savings Fund Society, FSB, as Trustee and Collateral Trustee (incorporated by reference from Exhibit 4.1 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.1

Amendment No. 3 to First Amended and Restated Credit and Security Agreement dated July 5, 2018 by and among SAExploration, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the lenders (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on July 11, 2018)

10.2

Second Amended and Restated Credit and Security Agreement, dated as of July 25, 2018, among SAExploration, Inc., as Borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Cantor Fitzgerald Securities, as Agent (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on July 30, 2018)

10.3

Amendment No. 4 to Term Loan and Security Agreement, dated as of July 25, 2018, among SAExploration Holdings, Inc., as Borrower, the Guarantors party thereto, Delaware Trust Company, as Administrative Agent and Collateral Agent and the Lenders party thereto (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on July 30, 2018)

10.4

Purchase Money Loan and Security Agreement, dated as of July 25, 2018, among SAExploration Acquisitions (U.S.), LLC, as Borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Cantor Fitzgerald Securities, as Agent (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on July 30, 2018)

10.5

Form of Amended and Restated 2018 Long–Term Incentive Plan, adopted by the Board of Directors on August 9, 2018 and by Consenting Common Stockholders on August 14, 2018 (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on August 14, 2018)

10.6

Note Purchase Agreement, dated as of September 26, 2018, between SAExploration Holdings, Inc. and the Purchasers party thereto (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.7

Registration Rights Agreement, dated as of September 26, 2018, by and among SAExploration Holdings, Inc. and the Purchasers party thereto (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.8

Pledge and Security Agreement, dated as of September 26, 2018, by and among SAExploration Holdings, Inc. and certain of its subsidiaries in favor of Wilmington Savings Fund Society, FSB, as Collateral Trustee (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.9

Third Amended and Restated Credit and Security Agreement, dated as of September 26, 2018, among SAExploration, Inc., as Borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto and Cantor Fitzgerald Securities, as ABL Agent (incorporated by reference from Exhibit 10.4 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.10

Intercreditor Agreement, dated as of September 26, 2018, among Cantor Fitzgerald Securities, as ABL Agent, Delaware Trust Company, as Term Agent and Wilmington Savings Fund Society, FSB, as Convertible Noteholder Trustee, and acknowledged and consented to by SAExploration Holdings, Inc. and certain of its subsidiaries (incorporated by reference from Exhibit 10.5 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.11

Amendment No. 5 to Term Loan and Security Agreement, dated as of September 26, 2018, among SAExploration Holdings, Inc., as Borrower, the Guarantors party thereto, Delaware Trust Company, as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference from Exhibit 10.6 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.12

Form of Amended and Restated 2018 Long–Term Incentive Plan, adopted by the Board of Directors on October 12, 2018 and by Consenting Common Stockholders on October 16, 2018 (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on October 19, 2018)

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

Date: November 13, 2018