Form 10-K
period 2018-12-31
SAExploration Holdings, Inc.
filed 2019-03-25
CIK 1514732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001–35471

SAExploration Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27–4867100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1160 Dairy Ashford, Suite 160

Houston, TX 77079

(Address of principal executive offices, including zip code)

(281) 258–4400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 Par Value	The NASDAQ Capital Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S–K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non–accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes ☐   No☑

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non–affiliates was approximately $13.2 million.

As of March 19, 2019, the registrant has 4,052,157 shares of common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10–K.

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10–K contains “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21F of the Securities Exchange Act of 1934, as amended (collectively, the “Exchange Act”).  We have based our forward–looking statements on our current expectations and estimates of future events and trends, which affect or may affect our business and operations.  Although we believe that these forward–looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us.  Many important factors, in addition to the risk factors identified in Item 1A of the Annual Report on Form 10–K, may have a material adverse effect on our results as indicated in the following forward–looking statements.  You should read this Annual Report on Form 10–K and the documents that we have filed as exhibits hereto completely and with the understanding that our actual results may be materially different from what we expect.

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

•	changes in the Alaskan oil and natural gas exploration tax credit system that may significantly affect the level of Alaskan exploration spending;

•	fluctuations in the levels of exploration and development activity in the oil and natural gas industry;

•	intense industry competition involving a competitive bidding process that involves significant costs and risks;

•	delays in permitting and land access rights;

•	limited number of customers;

•	credit and delayed payment risks related to our customers;

•

the availability of liquidity and capital resources, including our need to obtain additional working capital, limited ability to make capital expenditures due to our current liquidity and cash flow situation and the potential impact this has on our business and competitiveness;

•	increases in the level of activism against oil and natural gas exploration and development activities;

•	need to manage rapid growth and contraction of our business;

•	delays, reductions or cancellations of service contracts;

•	operational disruptions due to seasonality, weather and other external factors;

•	crew availability and productivity;

•	whether we enter into turnkey or term contracts;

•	high fixed costs of operations;

•	substantial international business exposing us to currency fluctuations and global factors, including economic, political and military uncertainties;

•	risks relating to cyber incidents;

•	ability to retain key executives; and

•	need to comply with diverse and complex laws and regulations.

The words “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan to,” “ought,” “could,” “will,” “should,” “likely,” “appear,” “project,” “forecast,” “outlook” or other similar words or phrases are intended to identify forward–looking statements.  These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information.  The forward–looking statements speak only as of the date they were made and, except as required by law, we undertake no obligation to update, amend or clarify any forward–looking statements because of new information, future events or other factors.  All our forward–looking information involves risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of the risk factors identified in Item 1A in this Annual Report on Form 10–K.

PART I

ITEM 1. BUSINESS

Overview

SAExploration Holdings, Inc. (“we”, “our” or “us”) is a publicly held Delaware corporation formed in 2011.  We were formed with the merger of Trio Merger Corp and SAExploration Holdings, Inc. (the “Former SAE”).  Our common stock is traded on the NASDAQ Capital Market under the symbol “SAEX.”  Our business activities are primarily conducted through wholly–owned subsidiaries and branch offices in North America, South America, Asia Pacific and West Africa.

We are a full–service global provider of seismic data acquisition, logistical support, processing and integrated reservoir geosciences services to our customers in the oil and natural gas industry. In addition to the acquisition of 2D, 3D, time–lapse 4D and multi–component seismic data on land, in transition zones between land and water, and offshore in depths reaching 3,000 meters, we offer a full–suite of logistical support and data processing and interpretation services utilizing our proprietary, patent–protected software. We operate crews around the world that are supported by over 135,000 owned land and marine channels of seismic data acquisition equipment and other leased equipment as needed to complete particular projects. Seismic data is used by our customers, including major integrated oil companies, national oil companies and independent oil and gas exploration and production companies, to identify and analyze drilling prospects and maximize successful drilling. The results of the seismic surveys we conduct belong to our customers and are proprietary in nature; we do not acquire data for our own account or for future sale or maintain multi–client data libraries.

We specialize in the acquisition of seismic data in logistically complex and challenging environments and delicate ecosystems, including jungle, mountain, arctic and subaquatic terrains. We have extensive experience in deploying personnel and equipment in remote locations, while maintaining a strong quality, health, safety and environmental (“QHSE”) track record and building positive community relations in the locations where we operate. We employ highly specialized crews made up of personnel with the training and skills required to prepare for and execute each project and, over time, train and employ large numbers of people from the local communities where we conduct our surveys. Our personnel are equipped with the technology necessary to meet the specific needs of the particular project and to manage the challenges presented by sensitive environments.

As of December 31, 2018, we had approximately $184.9 million of backlog under contract, in addition to approximately $570.7 million of bids outstanding.  Our backlog estimates represent those projects for which a customer has executed a contract or signed a binding letter of award.  Our backlog can vary significantly from time to time, particularly if the backlog is made up of multi–year contracts with some of our more significant customers.  Because of potential changes in the scope or schedule of our customers’ projects, and the possibility of early termination of customer contracts, we cannot predict with certainty when or if our backlog will be realized.  Material delays, payment defaults or cancellations on the underlying contracts could reduce the amount of backlog currently reported and, consequently, could inhibit the conversion of that backlog into revenues.

Our principal headquarters are located at 1160 Dairy Ashford Rd., Suite 160, Houston, Texas, 77079.  Our telephone number is (281) 258–4400, and our web address is www.saexploration.com.  We do not intend for information contained in our website to be a part of this report.

Recent Developments

In February 2019, we borrowed an additional $9.7 million under our credit facility and now have $22.0 million outstanding.  We also extended the maturity date of our senior loan facility to January 4, 2021.

As of March 19, 2019, we have issued 0.7 million shares of common stock through the exercise of our Series C warrants, Series D warrants and Series E warrants thus far in 2019.

Industry Overview

Seismic technology is the primary tool used to locate oil and natural gas reserves, and it facilitates the development of complex reservoirs.  Seismic data is used to pinpoint and determine the locations of subsurface features favorable for the accumulation of hydrocarbons, as well as define the make–up of the sedimentary rock layers and their corresponding fluids.  Seismic data is acquired by introducing acoustic energy into the earth and water through controlled energy sources.  Seismic energy sources can consist of truck–mounted vibration equipment in accessible terrain, explosives such as dynamite in more difficult terrain, or vessel–mounted air guns in shallow water and certain marsh environments.  The sound waves created by explosives or vibration equipment are reflected back to the surface and collected by seismic sensors referred to as “geophones” or “hydrophones,” which measure ground and water displacement.  One or more strategically positioned seismic sensors are connected to a recording channel which transmits the data to a central recording location.  A typical project involves the use of thousands, and sometimes tens of thousands, of channels recording simultaneously over the survey area.  In general, the higher the number of recording channels employed in a given survey, the richer the data set that is produced.

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

Two–dimensional, or 2D, seismic data is recorded using single lines of receivers crossing the earth’s surface, and, once processed, results in only a profile image of the earth, and the data is generally used only to identify gross structural features.  Prior to 1980, all seismic data acquired was 2D, and 2D surveys are still widely employed in locations previously unexplored by exploration and production (“E&P”) companies to provide preliminary data for broad–scale exploration evaluation.  Three–dimensional, or 3D, seismic data surveys have proven more effective in providing detailed views of subsurface structures.

The increased use of 3D seismic data by the oil and natural gas industry in the 1980s helped drive significant increases in drilling success rates as better data quality allowed operators to optimize well locations and results.  Today, the vast majority of seismic data acquired in North America is 3D, of which high density 3D is a growing component.

More recently, the seismic industry has seen the development of four–dimensional, or 4D, imaging technology, also known as time–lapse seismic.  4D seismic data incorporates numerous 3D seismic surveys over the same reservoir at specified intervals of time and can help determine changes in flow, pressure and saturation.  As hydrocarbons are depleted from a field, the pressure and composition of the fluids may change.  By scanning a reservoir over a given period of time, the flow of the hydrocarbons within can be traced and better understood.  In addition, 4D seismic data can help geologists understand how a reservoir reacts to gas injection or water flooding and can help locate untapped pockets of oil or natural gas within the reservoir.

Once seismic data is acquired, complex mathematical algorithms are used to transform the data into 2D profiles, 3D volumes of the earth’s subsurface or 4D time–lapse seismic data.  These images are then interpreted by geophysicists and geologists for use by oil and natural gas companies in evaluating prospective areas, designing drilling programs, selecting drilling sites and managing producing reservoirs.

Our Business

Seismic Data Acquisition Services

We provide a full range of seismic data acquisition services, including in–field data processing, and related logistics services. We currently provide our services on a proprietary basis to our customers and the seismic data acquired is owned by our customers once acquired.  Our seismic data acquisition and logistics services include the following:

Program Design, Planning and Permitting.  A seismic survey is initiated at the time the customer requests a proposal to acquire seismic data on its behalf.  We employ an experienced design team, including geophysicists with extensive experience in 2D, 3D, time–lapse 4D, and multi–component survey design, to recommend acquisition parameters and technologies to best meet the customer’s exploration objectives.  Our design team analyzes the request and works with the customer to put an operational, personnel and capital resource plan in place to execute the project.

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

In areas like South America and the Asia Pacific, logistical support needs to be in place to establish supply lines for remote jungle camps.  To insure the quality of services delivered to these remote camps, we own ten supply and personnel river vessels to gain access to remote jungle areas.  We also have five jungle camps and a series of 40 fly camps that act as advance camps from the main project camp.  Each of these jungle base camps contains a full service medical facility complete with doctors and nurses in the remote chance any potential injuries need to be stabilized for medical transport.  The camps are equipped with full meal kitchens held to high standards of cleanliness, sleeping and recreational quarters, power supply, communications links, air support, water purification systems, black water purification systems, offices, repair garages, fuel storage and many more support services.

Survey and Drilling.  In a typical seismic recording program, the first two stages of the program are survey and drilling.  Once the permitting is completed, our survey crews enter the project areas and begin establishing the source and receiver placements in accordance with the survey design agreed to by the customer.  The survey crew lays out the line locations to be recorded and, if explosives are being used, identifies the sites for shot–hole placement.  The drilling crew creates the holes for the explosive charges that produce the necessary acoustical impulse.

The surveying and drilling crews are usually employed by us but may be third party contractors depending on the nature of the project and its location.  Generally, the choice of whether to subcontract out services depends on the expertise available in a certain region and whether that expertise is more efficiently obtained through subcontractors or by using our own labor force.  For the most part, the surveying and drilling crews in North America are typically provided by third party contractors but are supervised by our personnel.  services are subcontracted within Alaska and Canada and our personnel are used in other regions where we operate.  In South America and the Asia Pacific, we perform our own surveying and drilling, which is supported by up to 200 drilling units, including people–portable, low impact self–propelled walk behind, track–driven and heli–portable deployed drilling rigs.  Our senior drilling staff has a combined work experience of over 50 years in some of the most challenging environments in the world.  On most programs there are multiple survey and drilling crews that work at a coordinated pace to remain ahead of the data recording crews. When subcontractors are used, we manage them and require that they comply with our work policies and QHSE objectives.

Recording.  We use equipment capable of collecting 2D, 3D, time–lapse 4D and multi–component seismic data.  We utilize vibrator energy sources or explosives depending on the nature of the program and measure the reflected signals with strategically placed sensors.  For land applications, geophones are buried, or partially buried, to ensure good coupling with the surface and to reduce wind noise.  Burying geophones in the ground is a manual process and may involve anywhere from a few to more than 100 people depending on the size of the seismic crew and the terrain involved.  Cables that connect the geophones to cabled recording systems may also be deployed manually or, in some cases, automatically from a vehicle depending on the terrain. The acoustic source for land seismic data acquisition is typically a fleet of large hydraulic vibrator trucks but may also be explosives detonated in holes drilled for such purposes.

In marine surveys, air guns, which release high–pressure compressed air into the water column, are used as the acoustic energy source.  For ocean bottom cable operations, an assembly of vertically oriented geophones and hydrophones connected by electrical wires typically is deployed on the sea floor to record and relay data to a seismic recording vessel.  Increasingly, ocean bottom nodes positioned by remote operated vehicles are used in areas of obstructions (such as production platforms) or shallow water inaccessible to ships towing seismic streamers (such as submerged cables).

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

In–field Data Processing. Our knowledgeable and experienced team provides our customers with superior quality in–field data processing.  We believe that our strict quality control processes meet or surpass industry–established standards, including identifying and analyzing ambient noise, evaluating field parameters and employing obstacle–recovery strategies.  Using the latest technology, our technical and field teams electronically manage customer data from the field to the processing office, minimizing time between field production and processing.  All of the steps employed in our in–field data processing sequence are tailored to the particular customer project and objectives.

We have available over 135,000 owned land and marine seismic recording channels with the ability to access additional equipment, as needed, through rental or long–term leasing sources.  All our systems record equivalent seismic information but vary in the manner by which seismic data is transferred to the central recording unit, as well as their operational flexibility and channel count expandability.

Historically, we have made significant capital investments to increase the recording capacity of our crews by increasing channel count and the number of energy source units we operate.  This increase in channel count demand is driven by customer needs and is necessary in order to produce higher resolution images, increase crew efficiencies and undertake larger scale projects.  In response to project–based channel requirements, we routinely deploy a variable number of channels with a variable number of crews in an effort to maximize asset utilization and meet customer needs.  When recording equipment is at or near full utilization, we utilize rental equipment from strategic suppliers to augment our existing inventories.  We believe we will realize the benefit of increased channel counts and flexibility of deployment through increased crew efficiencies, higher revenues and increased margins.

Historically, we have also dedicated a significant portion of our capital investment to purchasing and leasing wireless recording systems rather than the traditional wired systems.  We utilize this equipment as primarily stand–alone recording systems, but on occasion it is used in conjunction with cable–based systems.  The wireless recording systems allow us to gain further efficiencies in data recording and provide greater flexibility in the complex environments in which we operate.  In addition, we have realized increased crew efficiencies and lessened the environmental impact of our seismic programs due to the wireless recording systems because they require the presence of fewer personnel and less equipment in the field.  We believe we will experience continued demand for wireless recording systems in the future.

We also utilize multi–component recording equipment on certain projects to further enhance the quality of data acquired and help our customers enhance their development of producing reservoirs.  Multi–component recording involves the collection of different seismic waves, including shear waves, which aids in reservoir analysis such as fracture orientation and intensity in shales and allows for more descriptive rock properties.

Seismic Data Processing and Integrated Reservoir Geosciences Services

We provide a full suite of onshore and offshore proprietary seismic data processing and integrated reservoir geosciences solutions to complement our seismic data acquisition services.  Seismic data are processed to produce an accurate image of the earth’s subsurface using proprietary computer software and internally developed technologies.  Advanced signal processing of 2D, 3D, time–lapse 4D and multi–component seismic data acquired by us, other industry contractors, as well as reprocessing of previously acquired legacy data, provides our clients with detailed subsurface information essential to reducing risk in their E&P activities.

We also offer our clients integrated reservoir services where our experts can combine the power of seismic, geologic, well and petrophysical information to provide detailed information of rock lithologies and fluid content at the reservoir level.  This integration of all sources of subsurface information has become particularly critical with the emergence of shale plays in North America and internationally since, in these plays, gross structural information is much less important than understanding physical rock properties such as fracture characterization and stress relationships at the reservoir formation level.

In addition to providing clients with effective solutions customized to their processing needs, we actively market our seismic data processing and integrated reservoir geosciences services in conjunction with our seismic data acquisition services to enhance total value provided to our customers.

Markets and Trends

North America

While the last several years have seen a decline in demand, the North American market has historically been a stable and sustainable market for 3D seismic data acquisition. The historic stability of this market was one of the reasons we acquired the assets of Geokinetics, Inc. (“GEOK”) in July 2018.  Use of 3D technology is the norm in the United States and Canada as international oil companies seek to maximize the efficiency of their reservoirs and reduce exploration risk.

Our operations in the North American market are consistent with our strategy to help increase our equipment utilization rates, while concurrently increasing margins, by balancing growth in North and South America, which have complementary operating seasons.  While this model continues to be a viable operating model, the industry downturn has created significant pressure on competitive cost structures and pricing, particularly during the early 2018 winter season.  However, we are beginning to see signs that would suggest this trend may be shifting towards an increase in overall regional activity assuming there is a longer period of consistency in the commodity price environment.

South America

The economies in South American countries continue to expand and develop, demanding significantly more energy to fuel their growth. As the political environments stabilize, oil companies are increasing operations in the market and are seeking experienced seismic service providers with complex environment know–how, strong QHSE records and excellent relations with local communities to satisfy their exploration needs.

We have maintained operations in South America since 2006 while further growing our presence in Bolivia, Brazil, Colombia, and Peru.  However, the global oil and natural gas industry downturn significantly impacted exploration activity in South America particularly during 2018 and 2017.  While some improvements in the level of customer interest can be seen by an increase in inquiries and subsequent tenders, no assurance can be given that this will result in increased activity or that future decreases in activity will not occur again.

Asia Pacific

Exploration activities in Asia Pacific have declined recently with lower commodity prices but there is a steady demand for energy in the region. We expect the Asia Pacific market to continue to be a predominantly marine–based market in the current commodity price environment.  This trend is expected to continue as long as customers remain hesitant to commit capital to large onshore projects that are more exploration driven.

West Africa

Historically, West Africa has presented numerous offshore marine opportunities.  More recently, offshore marine seismic activity has been increasing in certain West African countries.  These projects are more focused on production–enhancement initiatives than new exploration.  Despite the current macro–economic instability related to the oil and natural gas industry downturn, we expect overall offshore marine seismic activity to continue to improve in the near to medium–term future.

Seasonal Variation in Business

Seismic data acquisition services are performed outdoors and, consequently, are subject to weather and seasonality. In Alaska and Canada, the primary season for seismic data acquisition is during the winter since much of the terrain for seismic data acquisition cannot be accessed until the ground has frozen. The weather conditions during this time of year can affect the timing and efficiency of operations. In addition, this prime season can be shortened by warmer weather conditions.

In South America and the Asia Pacific, our operations are affected by the periods of heavy rain in the areas where seismic operations are conducted. Specifically, the jungle areas in South America are affected by heavy rain during certain parts of the year so we must either avoid taking projects during these time periods or limit the weather risk in a particular customer contract. Many of the heavy rain periods in South America, though, are during the high season for Alaska and Canada, and there are opportunities to maximize the utilization of equipment and personnel by moving them between these regions to take advantage of the different high seasons.

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

Contracts

We conduct our services under master service agreements with our customers that set forth certain obligations of our customers and us. A supplemental agreement setting forth the terms of a specific project, which may be canceled by either party on short notice, is entered into for every project. The supplemental agreements are either “turnkey” agreements that provide for a fixed fee to be paid to us for each unit of data acquired or processed, or “term” agreements that provide for a fixed hourly, daily or monthly fee during the term of the project. Turnkey agreements generally mean more profit potential, but involve more risks due to potential crew downtimes or operational delays. Under term agreements, we are ensured a more consistent revenue stream with improved protection from crew downtime or operational delays, but with a decreased profit potential.

Our contracts for proprietary seismic data acquisition services reflect a high proportion of turnkey contracts, which is preferred by our customers because it shifts much of the business interruption risk onto us; however, it provides us with the greatest opportunity to maximize the advantage we have from being a full–service provider and the operational efficiencies created by our vertical integration. We attempt to negotiate on a project–by–project basis some level of weather downtime protection within the turnkey agreements and increasingly use hybrid contracts where we may share with our customers a certain degree of the risks for certain business interruptions, such as weather, community relations and permitting delays, that are outside of our control.

Principal Customers

Our customers include both national and international oil and natural gas companies and independent oil and natural gas companies.  Our revenues are derived from a concentrated customer base; however, we are not substantially dependent on any one customer.  Based on the nature of our contracts and customer projects, our significant customers can and typically do change from year to year and the largest customers in any one year may not be indicative of the largest customers in the future.

In 2018, we had four customers, TGS–NOPEC Geophysical Company, ConocoPhillips Alaska, Inc., Hocol Petroleum Limited and Parex Resources (Colombia) Ltd., that individually exceeded 10% of our consolidated revenue from services and represented approximately 55% of consolidated revenue from services for the year.  In 2017, we had three customers, Conoco Phillips Alaska, Inc., Star Deep Water Petroleum Limited and Hocol Petroleum Limited, that individually exceeded 10% of our consolidated revenue from services and represented approximately 75% of consolidated revenue from services for the year.

Competition

The acquisition and processing of seismic data for the oil and natural gas industry is a highly competitive business. Factors such as price, experience, asset availability and capacity, technological expertise and reputation for dependability and safety of a crew significantly affect a potential customer’s decision to award a contract to us or one of our competitors.  In addition, the recent excess supply and downturn in commodity prices has decreased demand for seismic services, further intensifying the competitive landscape and causing further pressure on pricing and margins.

Our competitors include much larger companies with greater financial resources, more available equipment and more crews, as well as companies of comparable and smaller sizes.  Our primary competitors are Compagnie Générale de Géophysique (CGG), BGP, Inc. and Dawson Geophysical Company.  In addition to those companies, we also compete for projects from time to time with smaller seismic companies that operate in local markets with only one or two crews.  As the barriers to entry in the seismic industry are not prohibitive, it is not difficult for seismic companies outside of the U.S. to enter the domestic market and compete with us.

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

Government and Environmental Regulations

Our operations are subject to various international, federal, provincial, state and local laws and regulations. Those laws and regulations govern various aspects of operations, including the discharge of explosive materials into the environment, requiring the removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment and access to private and governmental land to conduct seismic surveys. We believe we have conducted our operations in material compliance with applicable laws and regulations governing our activities.

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

Employees

As of December 31, 2018, we had 803 employees, 563 of whom were located in the United States. From time to time and on an as–needed basis, we supplement our regular workforce with individuals that we hire temporarily or as independent contractors in order to meet certain business needs. Our U.S. employees are not represented by any collective bargaining agreement, and we believe that our employee relations are good.

Available Information

Our annual reports on Form 10–K, quarterly reports on Form 10–Q and current reports on Form 8–K are made available free of charge on our website at www.saexploration.com as soon as reasonably practicable after these reports have been filed with the SEC.  These documents are also available on the SEC’s website at www.sec.gov.  Please note that our website address is provided as an inactive textual reference only.  The information provided on our website is not part of this Annual Report on Form 10–K and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this Annual Report on Form 10–K.

Executive Officers

The following table shows, as of March 19, 2019, certain information concerning our executive officers:

Name	Age	Position
Jeff Hastings	61	Chief Executive Officer and Chairman of the Board
Brian Beatty	56	Chief Operating Officer
Brent Whiteley	53	Chief Financial Officer, General Counsel and Secretary
Mike Scott	61	Senior Vice President
Darin Silvernagle	53	Vice President Marine
Ryan Abney	33	Vice President Finance

Jeff Hastings has been our Chief Executive Officer and Chairman of the Board of Directors since July 2016.  Mr. Hastings previously served as our Executive Chairman of the Board and a member of our Board of Directors from February 2011 to July 2016.  He was the majority stockholder of Former SAE from 2008 until June 2013 and, in March 2011, he became the Executive Chairman of Former SAE. Previously, he was the President and an owner of Fairweather Geophysical, which primarily performed seismic operations in Alaska, and which was acquired by Veritas DGC Inc. in 2000.  From 2000 until 2008, Mr. Hastings was with Veritas in multiple positions, including Operations Manager for Alaska.  Mr. Hastings has over 35 years of experience in the geophysical industry.

Brian Beatty has served as our Chief Operating Officer since July 2016.  Mr. Beatty previously served as our President, Chief Executive Officer and a member of our Board of Directors from February 2011 to July 2016.  He founded Former SAE in 2006 and served as the President and Chief Executive Officer of Former SAE from its inception until February 2011. Prior to founding Former SAE, Mr. Beatty held many positions with Veritas DGC Inc., beginning as a seismic field manager and eventually managing all of Veritas’ South American operations and establishing Veritas’ business in Peru, Chile, Argentina, Brazil, and Bolivia.  Mr. Beatty has over 30 years of experience in the geophysical industry working in numerous different geographies.

Brent Whiteley has served as our Chief Financial Officer, General Counsel and Secretary since June 2013.  Mr. Whiteley also served as a member of our Board of Directors from June 2013 to July 2016. From November 2011 to June 2013, he served as Chief Financial Officer, General Counsel and Secretary of Former SAE, and from March 2011 to November 2011, he served as Chief Operating Officer, Chief Financial Officer, General Counsel and Secretary of Former SAE.  Prior to joining Former SAE, Mr. Whiteley served as General Counsel–Western Hemisphere and Senior Vice President of CGG Veritas, operating its North and South American land acquisition business. Mr. Whiteley holds a BBA in finance/real estate from Baylor University, a JD from South Texas College of Law, and an MBA from Rice University — Jesse H. Jones Graduate School of Management.

Mike Scott has served as our Senior Vice President since July 2016.  Mr. Scott previously served as our Executive Vice President Operations from June 2013 until July 2016.  From September 2011 to June 2013, he served as Executive Vice President of Operations of Former SAE. Prior to joining Former SAE, Mr. Scott spent 20 years with Veritas (CGGVeritas), ultimately serving in the role of VP North American Operations, with responsibilities for Veritas’ growth through market expansion, strategic positioning and implementation of a comprehensive quality, health, safety and environmental management system.

Darin Silvernagle has served as our Vice President Marine since July 2016.  Mr. Silvernagle previously served as Executive Vice President Marine from March 2014 to July 2016 and as Executive Vice President Technology from June 2013 to March 2014.  From September 2011 to June 2013, Mr. Silvernagle served as Executive Vice President of Technology of Former SAE.  Prior to joining Former SAE, Mr. Silvernagle worked for 17 years with Veritas, Veritas DGC Land and finally CGG Veritas where he held a variety of roles with those companies including Technical Manager of North America, Technical Manager of North and South America and, ultimately, VP of Resources for the Global Land Division.  In these roles, Mr. Silvernagle managed all aspects of technical operations in both field and office locations.  His assignments included the diverse operating environments of Canada, the Canadian Arctic, the North Slope of Alaska, the U.S. Lower 48, the Middle East, and South America.  Mr. Silvernagle spent 10 years in the field in supporting roles for all aspects of crew operations, and he has over 30 years of experience in the geophysical services industry.

Ryan Abney has served as our Vice President Finance since November 2016.  Mr. Abney previously served as our Vice President of Capital Markets and Investor Relations from September 2013 to November 2016.  From 2010 to 2013, he was an Investment Banker in Canaccord Genuity's Energy practice, which serves all sectors of the oil and natural gas industry, with responsibility for the execution of capital markets and advisory transactions, including private and public equity and debt issuances, and various strategic mandates, such as mergers and acquisitions, fairness opinions and restructurings and workouts, with a primary focus on clients in the exploration and production and oilfield services sectors.  Mr. Abney holds a Bachelor of Business Administration degree in Finance from the University of St. Thomas in Houston, Texas.

ITEM 1A. RISK FACTORS

You should consider and read carefully all the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10–K, including the consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10–K.  If any of the following risks actually occur, our business, business prospects, stock price, financial condition, results of operations or cash flows could be materially adversely affected.  The risks below are not the only ones facing our company.  Additional risks not currently known to us or that we currently deem immaterial may also have a material adverse effect on us.  This Annual Report on Form 10–K also contains forward–looking statements, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward–looking statements as a result of specific factors, including the risks described below.

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

Demand for our services depends upon the level of spending by oil and natural gas companies for exploration, production, development and field management activities which depend, in part, on oil and natural gas supplies and prices.  The markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future.  In addition to the market prices of oil and natural gas, our customers’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control.  A decline in oil and natural gas exploration activities and commodity prices, as has occurred over the last several years, has adversely affected the demand for our services and our results of operations.

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

•	weather conditions, including large–scale weather events such as hurricanes that affect oil and natural gas operations over a wide area or affect prices; and

•	changes in the Alaskan oil and gas tax credit system which may significantly affect the level of exploration spending within Alaska and has negatively affected our current liquidity position.

The decreases in prices for oil and natural gas have led many E&P companies to reduce their capital expenditures, which has resulted in diminished demand for our services and products and downward pressure on the prices we charge or the level of work we do for our customers.

We cannot assure you that the exploration and development activities by our customers will be maintained at current levels.  Any significant decline in exploration or production–related spending by our customers, whether due to a decrease in the prices for oil and natural gas or otherwise, would have a material adverse effect on our results of operations.  Additionally, increases in oil and natural gas prices may not increase demand for our products and services or otherwise have a positive effect on our results of operations or financial condition.

Our revenues, operating results and cash flows can be subject to fluctuations from period to period.

Our revenues, operating results and cash flows may fluctuate from period to period.  Factors that cause variations include the timing of the receipt and commencement of contracts for seismic data acquisition, processing or interpretation and customers’ budgetary cycles, all of which are beyond our control.  In addition, in any given period, we could have idle crews which result in a significant portion of our revenues, cash flows and earnings coming from a relatively small number of crews.  Lower crew utilization rates can be caused by land access permit and weather delays, seasonal factors such as holiday schedules, shorter winter days or agricultural or hunting seasons, and crew repositioning and crew utilization and productivity.  Additionally, due to location, type of service or particular project, some of our individual crews may achieve results that constitute a significant percentage of our consolidated operating results.  Should any of our crews experience changes in timing or delays due to one or more of these factors, our financial results could be subject to significant variations from period to period.  Combined with our fixed costs, these revenue fluctuations could also produce unexpected adverse results of operations in any fiscal period.

Oil and natural gas prices, while showing improvement over the past year, have continued to be volatile and have resulted in significant demand fluctuations for our services.  There can be no assurance of future oil and gas price levels or stability. The demand for our services will be adversely affected by a significant reduction in oil and natural gas prices and by climate change legislation or material changes to U.S. energy policy.  Because our business has high fixed costs, the negative effect of one or more of these factors could trigger wide variations in our revenues, operating results and cash flows.

In addition to the above potential fluctuations in our revenue, we may also have significant third–party pass–through costs that are reflected in our revenues but correspond to a very small administrative margin charged to the customer.  Therefore, our revenues for certain periods may include a large amount of these third–party charges and can cause our gross profit margin to be lower.

Our profitability is determined, in part, by the utilization level and productivity of our crews and is affected by numerous external factors that are beyond our control.

Our profitability is determined, in part, by the prices we receive for our services, the productivity of our crews and the accuracy of our cost estimates.  The productivity of our crews is partly a function of external factors, such as client cancellation or delay of projects, operating delays from inclement weather, obtaining land access rights and other factors, over which we have no control.  In addition, cost estimates for our projects may be inadequate due to unknown factors associated with the work to be performed and market conditions, resulting in cost over–runs.  If our crews encounter operational difficulties or delays, or if we have not correctly priced our services, our results of operation may vary and, in some cases, may be adversely affected.

Our projects are performed on both a (i) turnkey basis, where a defined amount and scope of work is provided by us for a fixed price and additional work, which is subject to customer approval, is billed separately, and (ii) term basis, where work is provided by us for a fixed hourly, daily or monthly fee.  The relative mix of turnkey and term agreements, as related to our projects, can vary widely from time to time.  The revenue, cost and gross profit realized on a turnkey contract can vary from our estimated amount because of changes in job conditions, variations in labor and equipment productivity from the original estimates, and the performance of subcontractors.  In addition, if conditions exist on a particular project that were not anticipated in the customer contract, such as excessive weather delays, community issues, governmental issues or equipment failure, then the revenue timing and amount from a project can be affected substantially.  Turnkey contracts may also cause us to bear substantially all of the risks of business interruption caused by weather delays and other hazards.  Those variations, delays and risks inherent in billing customers at a fixed price may result in us experiencing reduced profitability or losses on projects.

The significant fixed costs of our operations could result in operating losses.

We are subject to significant fixed operating costs, which primarily consist of depreciation (a non–cash item) and maintenance expenses associated with our equipment, certain crew costs and interest expense on our outstanding indebtedness.  Extended periods of significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays or other causes could negatively affect our results and have a material adverse effect on our financial condition and results of operations because we will not be able to reduce our fixed costs as fast as revenues decline.

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

Over time, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities, as we have done by the acquisition of assets from GEOK.  Even with the addition of these assets, we currently estimate that our capital expenditures for 2019 will not exceed $6.0 million, which is less than the $1.3 million we incurred in 2018.  This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs but will not allow us to purchase any new technology or upgrade existing capital assets.

We currently have $8.0 million of available borrowing capacity under our credit facility, but we cannot borrow this amount without consent of lenders holding 66 ⅔% of the aggregate of advances and commitments under our credit facility.  In addition, we are also essentially at our borrowing limits under our senior loan facility and 6% Senior Secured Convertible Notes due 2023 (the “2023 Notes”).  While currently we do not have a working capital facility, we anticipate that we may be able to put in place a modest working capital facility to cover our liquidity needs, including upfront expenditures for upcoming projects, but such a facility may not be available to us on terms acceptable to us, or at all.

The most acute issue affecting our liquidity is the delay in receiving payments on our $52.8 million net receivable from one customer.  Our liquidity and cash flows have been adversely affected by failure to receive payment on this receivable and may be further adversely affected by future events outside of our control relating to this receivable.

We continue to diligently pursue improving our capitalization and reducing our long–term debt, but liquidity issues may continue to challenge us.  Until we are able to finally resolve the issues described above, we are likely to continue to experience liquidity and cash flow issues.

We face several risks regarding the collection of our largest accounts receivable and our related monetization efforts under Alaska’s exploration tax credits (the “Tax Credits”) program.

As of December 31, 2018, we have a $52.8 million accounts receivable, net of allowance for doubtful accounts of $19.0 million, from one customer.  This is our single largest accounts receivable, constitutes the majority of our outstanding accounts receivable and is the largest single asset on our consolidated balance sheet as of December 31, 2018.  We have classified this receivable as long–term because of the length of time we expect it will take to collect on it.

In 2018, our customer was successful in licensing and selling the seismic data and we received $3.6 million; however, at this time, we believe that it is unlikely that the customer will be able to fully satisfy the receivable directly.  Our customer had historically relied on the monetization of Tax Credits, which monetization was accomplished by receipt of payments from Alaska or from third party financing sources.  However, falling oil and natural gas prices have substantially reduced Alaska’s revenue from production taxes resulting in Alaska paying only statutorily established minimum amount of appropriations for Tax Credit certificates in the last several fiscal years rather than the amount to pay all the prior year’s Tax Credit certificates.  In an effort to satisfy the accounts receivable, our customer originally assigned to us $89.0 million of Tax Credit certificates and applications.  As of December 31, 2018, we have monetized approximately $17.6 million of Tax Credit certificates and have an estimated $62.3 million of Tax Credit certificates and applications remaining for future monetization, net of actual and estimated audit adjustments related to issued and anticipated Tax Credit certificates.

In February 2018, we were advised by Alaska that, so long as only the statutorily established minimum amount is paid each year, we will not receive any payments until fiscal year 2021 and should not expect to be paid in full until fiscal year 2024.  In June 2018, Alaska passed legislation allowing Alaska to issue bonds to pay its estimated $1.0 billion liability for Tax Credit certificates.  If issued, Alaska will use the proceeds from the bonds to purchase Tax Credit certificates.  Seismic companies will have two options from which to pick on a program–by–program basis.  One option allows for the purchase of the Tax Credit certificates at a 10% discount rate from the time Alaska would otherwise pay under the statutory minimum.  The second option allows for the purchase of the Tax Credit certificates at Alaska’s cost of capital (estimated to be approximately 5.1%) but only if the seismic data is made publicly available.

In June 2018, based on assumptions made regarding the constitutionality of the bond issuance, the length of time until the bonds could be issued, the data that we want to remain confidential, and the likelihood of a discount on our pending Tax Credit application, we recorded a $19.0 million provision for doubtful accounts related to this receivable as the proceeds we expect to receive from the bond issuance and any other potential future monetizations will not be sufficient to fully repay our outstanding receivable.

While we continue to pursue other options to monetize the Tax Credits, at this time we believe that the most likely path to monetize the Tax Credit certificates may be from proceeds that Alaska realizes from issuing its own bonds.  This path has, however, complexities and risks.  A lawsuit was filed asserting constitutional challenges to Alaska’s ability to issue the bonds; however, the Attorney General issued an opinion that the issuance of the bonds is not prohibited by the Alaskan constitution and an Alaskan Superior Court judge threw out the lawsuit challenging the constitutionality of the issuance of the bonds.  An appeal of the Superior Court’s ruling to the Alaska Supreme Court has been made.  The Revenue Department of the State of Alaska has indicated, however, that until the courts have resolved the legal issues, which we estimate may take up to an additional 18 months, it will not go into the bond markets.

As a result of the above, we face several risks regarding the collection of the accounts receivable and the related monetization of the Tax Credits.  We may need to record additional provisions for doubtful accounts should we realize potentially higher effective discounts on the Tax Credits compared with what we have expected.  While we believe that we will get paid some amount of the Tax Credits, we cannot assure you when that will occur or how much.  The longer it takes to monetize the Tax Credits, the more it will have a negative impact on our liquidity and cash flows.

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

We derive a portion of our revenues from contracts awarded through a competitive bidding process which can involve significant costs and risks.  This effort may not result in awards of business, which could have adverse consequences on our future profitability.

Many or our customers award business through a competitive bidding process, which results in greater competition and increased pricing pressure.  This competitive bidding process involves substantial costs and presents a number of risks, including the:

•	substantial cost and managerial time and effort that we spend to prepare bids and proposals;

•	need to accurately estimate the resources and costs that will be required to service any contracts we are awarded; and

•	opportunity cost of not bidding on and winning other contracts we may have otherwise pursued.

Even if we are awarded contracts, we may fail to accurately estimate the resources and costs required to fulfill a contract, or to resolve problems with our subcontractors or suppliers, which could negatively impact the profitability of any contract award to us, particularly in the case of term contracts. In addition, following the award of a contract, we have experienced and may continue to experience significant expense or delay, contract modification or contract rescission as a result of customer actions that are beyond our control.

We have a history of losses and may not achieve consistent profitability in the future.

We have incurred substantial losses in prior years.  In 2018 and 2017, we generated net losses of $82.7 million and $38.8 million, respectively.  Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for seismic data acquisition services by E&P companies. Even if we do achieve profitability, we may not be able to maintain or increase our level of profitability.

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

Our seismic data acquisition services are performed outdoors, often in difficult or harsh climate conditions, and are therefore subject to weather and seasonality.  In Canada and Alaska, the primary season for seismic data acquisition is during the winter, as many areas are only accessible when the ground is frozen.  The weather conditions during this time of year can affect the timing and efficiency of operations.  In addition, this prime season can be shortened by warmer weather conditions.  In South America and Southeast Asia, our operations are affected by the periods of heavy rain in the areas where seismic operations are conducted.

In all areas in which we operate, the weather is an uncontrollable factor that affects our operations at various times of the year.  Due to the unpredictability of weather conditions, there may be times when adverse conditions may cause our operations to be delayed and result in additional costs and may negatively affect our results of operations.  In addition, even if we negotiate weather protection provisions in our contracts, we may not be fully compensated by our clients for delays caused by inclement weather.

Our operations are subject to delays related to obtaining government permits and land access rights from third parties which could result in delays affecting our results of operations.

Our seismic data acquisition operations could be adversely affected by our inability to obtain timely right of way usage from both public and private land and/or mineral owners. We cannot begin surveys on property without obtaining any required permits from governmental entities as well as the permission of the private landowners who own the land being surveyed. In recent years, it has become more difficult, costly and time–consuming to obtain access rights of way as drilling activities have expanded into more populated areas. Additionally, while landowners generally are cooperative in granting access rights, some have become more resistant to seismic and drilling activities occurring on their property. In addition, governmental entities do not always grant permits within the time periods expected. Delays associated with obtaining such permits and rights of way may negatively affect our results of operations, as has occurred with the recent federal government shutdown that delayed permitting on a proposed seismic shoot in Alaska.

Our backlog can vary significantly from time to time.  Our backlog estimates are based on certain assumptions and are subject to unexpected adjustments and cancellations and thus may not be timely converted to revenues in any particular fiscal period, if at all, or be indicative of our actual operating results for any future period.

Our backlog estimates represent those projects for which a customer has executed a contract or signed a binding letter of award.  Our backlog can vary significantly from time to time, particularly if the backlog is made up of multi–year contracts with some of our more significant customers.  Backlog estimates are based on a number of assumptions and estimates including assumptions related to foreign exchange rates and proportionate performance of contracts.  The realization of our backlog estimates is further affected by our performance under term rate contracts, as the early or late completion of a project under term rate contracts will generally result in decreased or increased, as the case may be, revenues derived from those projects.  Contracts for services are also occasionally modified by mutual consent and often can be terminated for convenience by the customer.  Because of potential changes in the scope or schedule of our customers’ projects, and the possibility of early termination of customer contracts, we cannot predict with certainty when or if our backlog will be realized.  Material delays, payment defaults or cancellations on the underlying contracts could reduce the amount of backlog currently reported and, consequently, could inhibit the conversion of that backlog into revenues.  In addition, worsening overall market conditions could result in further reductions of backlog, which will impact our financial performance.

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

Our capital requirements, which are primarily the cost of equipment, historically have been significant.  We attempt to minimize our capital expenditures by restricting our purchase of equipment to equipment that we believe will remain highly utilized, and we strategically rent equipment utilizing the most current technology to cover peak periods in equipment demands.  We may not be able to finance all our capital requirements, however, when and if needed, to acquire new equipment.  If we are unable to do so, there may be a material negative impact on our operations and financial condition.  Under our current business model, however, capital expenditures will be kept at minimum levels, other than for maintenance expenditures, until we see improvement in the market for seismic services.  While we own or can rent the equipment needed for our current levels of business, long–term limiting our capital expenditures may result in an increased competitive disadvantage.

A limited number of clients operating in a single industry account for a significant portion of our revenues, and the loss of one of these clients could adversely affect our results of operations.

We derive our revenues from a relatively small number of E&P companies.  Our largest customers can and typically do change from year to year and our largest customers in any one year may not be indicative of our largest customers in the future.  If any of our customers were to terminate their contract with us on a large project or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties, as a result of concerns over our current cash flow and liquidity difficulties or for any other reason, and we were not able to replace their business with business from other customers, our business, financial condition and results of operations could be materially and adversely affected.

We may be held liable for the actions of our subcontractors.

We often work as the general contractor on seismic data acquisition surveys and consequently engage a number of subcontractors to perform services and provide products.  While we generally obtain contractual indemnification and insurance covering the acts of those subcontractors and require the subcontractors to obtain insurance for our benefit, there can be no assurance we will not be held liable for the actions of those subcontractors.  In addition, subcontractors may cause damage or injury to our personnel and property that is not fully covered by insurance or by claims against the subcontractors.

We, along with our customers, are subject to compliance with governmental laws and regulations that may expose us to significant costs and liabilities and may adversely affect the demand for our services.

Our operations, and those of our customers, are subject to a variety of federal, provincial, state and local laws and regulations relating to protection of the environment, particularly those relating to emissions to air, discharges of water, treatment, storage and disposal of regulated materials and remediation of soil and groundwater contamination.  Those laws and regulations may impose numerous obligations that are applicable to our operations including the acquisition of permits before commencing regulated activities and the limitation or prohibition of seismic activities in environmentally sensitive or protected areas such as wetlands or wilderness areas.

Numerous governmental authorities, such as the U.S. Environmental Protection Agency (the “EPA”) and analogous state agencies in the U.S. and governmental bodies with control over environmental matters in foreign jurisdictions, have the power to enforce compliance with those laws and regulations and any permits issued under them, oftentimes requiring difficult and costly actions.  We may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs and natural resource damage claims, or experience interruptions in our operations for violations or liabilities arising under these laws and regulations.  Further, we may become liable for damages against which we cannot adequately insure or against which we may elect not to insure because of high costs or other reasons.  Our customers are subject to similar environmental laws and regulations.

We expend financial and managerial resources to comply with all the laws and regulations applicable to our operations.  Any changes in environmental laws and regulations or re–interpretation of enforcement policies that result in more stringent and costly regulations, or that change waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our results of operations and financial position.  The fact that such laws or regulations change frequently makes it impossible for us to predict the cost or impact of such laws and regulations on our future operations.  The costs of complying with applicable environmental laws and regulations are likely to increase over time and we cannot provide any assurance that we will be able to remain in compliance with respect to existing or new laws and regulations or that such compliance will not have a material adverse effect on our business, financial condition and results of operations, or on the operations of our customers which could affect demand for our services.  Although regulatory developments that may occur in subsequent years could have the effect of reducing industry activity, we cannot predict the nature of any new restrictions or regulations that may be imposed.  We may be required to increase operating expenses or capital expenditures in order to comply with any new restrictions or regulations.

In addition, as a result of the mobility of our equipment, operations in foreign jurisdictions and the utilization of a multi–national work force, we and our customers are subject to various federal, provincial, state and local laws and regulations in the U.S. and foreign jurisdictions relating to the import or export of equipment and the immigration and employment of non–citizen employees or sub–contractors.  Numerous governmental authorities, such as the U.S. Customs and Border Protection, the Bureau of Industry and Security and the Office of Foreign Assets Control, and analogous governmental bodies in foreign jurisdictions have laws and regulations which prohibit or restrict operations in certain jurisdictions and doing business with certain persons in such jurisdictions, and we and our customers may be required to obtain and maintain licenses, permits, visas and similar documentation for operations.  We may incur substantial costs, including fines and damages, criminal or civil sanctions for violations or liabilities arising under these laws and regulations.

Current and future legislation or regulation relating to climate change and hydraulic fracturing could negatively affect the exploration and production of oil and natural gas and adversely affect demand for our services.

In response to concerns suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHG”) (including carbon dioxide and methane), may be contributing to global climate change, legislative and regulatory measures to address the concerns are in various phases of discussion or implementation at the federal, state and international levels.  Many states, either individually or through multi–state regional initiatives, have already taken legal measures intended to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap and trade programs.

This increasing focus on global warming may result in new environmental laws or regulations that may negatively affect us, our suppliers and our customers.  This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our suppliers, customers or both incurring additional compliance costs that get passed on to us.  Moreover, passage of climate change legislation or other legislative or regulatory initiatives that regulate or restrict emissions of GHG may curtail production and demand for fossil fuels such as oil and natural gas in areas where our customers operate and thus adversely affect future demand for our services.  Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial position, results of operations and prospects.

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

These legislative and regulatory initiatives imposing additional reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult or costly to complete oil and natural gas wells.  Shale natural gas and shale oil cannot be economically produced without extensive fracturing.  In the event such initiatives are successful, demand for our seismic acquisition services may be adversely affected.

We face various risks associated with increased activism against oil and natural gas exploration and development activities.

Opposition toward oil and natural gas drilling and development activity has been growing globally and is particularly pronounced in the United States. Companies in the oil and natural gas industry are often the target of activist efforts from both individuals and non–governmental organizations regarding safety, human rights, environmental matters, sustainability, and business practices. Anti–development activists are working to, among other things, reduce access to federal and state government lands and delay or cancel certain operations such as offshore drilling and development. For example, environmental activists have recently challenged lease sales, seismic acquisition activities and decisions to grant air quality permits in the U.S. Gulf of Mexico for offshore drilling and have challenged permitting and lease sales in the Arctic National Wildlife Refuge in Alaska.

Future activist efforts could result in the following:

•	reductions in governmental leasing permitting exploration and production activities;

•	delay or denial of government permits or land access rights;

•	restrictions on the use of certain operating practices;

•	legal challenges or lawsuits;

•	damaging publicity about us;

•	increased regulations;

•	increased costs of doing business;

•	reduction in demand for our services; and

•	other adverse effects on our ability to provide our services.

Our need to incur costs associated with responding to these initiatives or complying with any resulting new legal or regulatory requirements resulting from these activities that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations.

Our operations outside of the U.S. are subject to additional political, economic, and other risks and uncertainties that could adversely affect our business, financial condition, results of operations, or cash flows, and our exposure to such risks will increase as we expand our international operations.

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

A portion of our revenues is derived in the local currencies of the foreign jurisdictions in which we operate.  Accordingly, we are subject to risks relating to fluctuations in currency exchange rates.  In the future, and especially as we further expand our operations in international markets, our customers may increasingly make payments in non–U.S. currencies.  Fluctuations in foreign currency exchange rates could affect our revenues, operating costs and operating margins.  In addition, currency devaluation can result in a loss to us if we hold deposits of that currency.  Hedging foreign currencies can be difficult, especially if the currency is not actively traded.  We cannot predict the effect of future exchange rate fluctuations on our operating results.

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

We may be exposed to liabilities under the U.S. Foreign Corrupt Practices Act (the “FCPA”), and any determination that we violated the FCPA could have a material adverse effect on our business, operations and reputation.

As a U.S. corporation, we are subject to the regulations imposed by the FCPA and other laws that prohibit U.S. companies and their intermediaries from making improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business.

We operate in certain parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti–bribery laws may conflict with local customs and practices.  Thus, we face the risk of unauthorized payments or offers of payments by one of our employees or consultants, given that these parties may not always be subject to our control.  We could be held liable for actions taken by our strategic or local partners even though our partners are not subject to the FCPA.  Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

A cyber incident could result in loss or corruption of customer data or information theft, data corruption, operational disruption, and/or financial loss that affects us.

We have become increasingly dependent on our information systems and related infrastructure as well as cloud application and services, to process and record our customers’ seismic data, process our financial and operating data, communicate with our employees and for many other activities related to our business.

As dependence on digital technologies has increased, cyber–attacks, including deliberate attacks or unintentional events, have also increased. A cyber–attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial of service on websites.

Our technologies, systems and networks may become the target of cyber–attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of customer proprietary and other information, or other disruption of our business operations.  In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period.  A cyber incident involving our information systems and related infrastructure could disrupt our business plans and negatively impact our operations, particularly if the incident affects our customers’ data.  Although to date we have not experienced any cyber–attacks, there can be no assurance that we will not be the target of cyber-attacks in the future or suffer such losses related to any cyber incident.  As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

Our continued success depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lose their services.

Our continued success depends upon the continued services of our senior executives and other key personnel.  Our senior executive and other key personnel possess many years of industry experience, are highly skilled and also have relationships with oil and natural gas companies and others in the industry that are integral to our ability to market and sell our services.  If one or more of our senior executives or key personnel are unable or unwilling to continue in their present positions, it could disrupt our business operations, and we may not be able to replace them easily or at all.  In addition, competition for senior executives and key personnel in our industry is intense, and we may be unable to retain our senior executives and key personnel or attract and retain new senior executives and key personnel in the future, in which case our business may be severely disrupted.

The requirements of being a public company increase our operating expenses and divert management’s attention.

As a public company, we are subject to the requirements of the Exchange Act, the Sarbanes–Oxley Act, the Dodd–Frank Act and other applicable securities rules and regulations.  Compliance with these rules and regulations require us to incur significant additional legal, accounting and other expenses that we would not incur if we were not a public company.

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes–Oxley Act and the rules subsequently implemented by the SEC and the national securities exchanges, establish certain requirements for the corporate governance practices of public companies.  For example, as a result of becoming a public company, we have additional board committees and are required to maintain effective disclosure controls and procedures and internal control over financial reporting.  In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required.  As a result, management’s attention has been and will continue to be diverted from other business concerns, which could harm our business and operating results.

Because we are a smaller reporting company, to date our independent auditor has not been required to issue an attestation report regarding our internal control over financial reporting in the annual reports on Form 10–K that we file with the SEC, and we have been subject to scaled disclosure requirements.  We will remain a smaller reporting company as long as of the end of our second fiscal quarter each year (i) the market value of our securities held by non–affiliates (“public float”) is below $250.0 million or (ii) we have annual revenues of less than $100.0 million and our public float is less than $700.0 million. If we cease to be a smaller reporting company, our expenses will further increase and additional time will be required of our management to comply with those additional requirements.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our financial obligations.

As of December 31, 2018, we have $108.3 million in aggregate principal amount of long–term debt outstanding.  Our high level of indebtedness could affect our operations in several ways, including the following:

•	make it more difficult for us to satisfy our debt obligations and increase the risk that we may default on our debt obligations;

•

require us to use a substantial portion of our cash flow from operations to service our existing indebtedness, which reduces the funds available for working capital, capital expenditures and other general corporate purposes;

•

limit our ability to access the capital markets to raise capital on favorable terms or to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate or other expenses or to refinance existing indebtedness;

•	place restrictions on our ability to obtain additional financing, make investments, lease equipment, sell assets or engage in business combinations;

•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;

•	place us at a competitive disadvantage compared to those of our competitors with lower levels of indebtedness in relation to their overall size or less restrictive terms governing their indebtedness;

•	limit management’s discretion in operating our business; and

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by a broad range of factors, including our ability to monetize our Tax Credits, prevailing economic conditions and financial, business and other factors affecting us and our industry, many of which are beyond our control.  If our operating results are not sufficient to service our existing and any future indebtedness, we will be forced to take actions such as reducing or delaying business activities or capital expenditures, selling assets or issuing equity, which could materially and adversely affect our financial condition, results of operations and cash flows.  We may not be able to affect any of these actions on satisfactory terms or at all.

Despite our current level of indebtedness, we may still be able to incur substantially more debt.  This could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur additional debt in the future, subject to certain limitations, including debt under our credit facility.  If new debt is added to our current debt levels, the related risks that we now face could increase.  Our level of indebtedness could, for instance, prevent us from engaging in transactions that might otherwise be beneficial to us or from making desirable capital expenditures.  This could put us at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations.  In addition, the incurrence of additional indebtedness could make it more difficult to satisfy our existing financial obligations.

Our debt agreements impose or may impose significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

Our debt agreements contain covenants that restrict our and our restricted subsidiaries’ ability to take various actions, such as:

•	selling certain assets, including capital stock of restricted subsidiaries;

•	declaring or paying dividends on our common stock;

•	making certain investments;

•	incurring or guaranteeing additional indebtedness;

•	prepaying subordinated indebtedness;

•	creating or incurring liens;

•	agreeing to payment restrictions affecting our restricted subsidiaries;

•	consolidating, merging, selling or otherwise disposing of all or substantially all of our assets;

•	entering into transactions with affiliates;

•	engaging in a business other than our current business and businesses related, ancillary or complementary, to our current businesses or immaterial businesses; and

•	designating certain of our subsidiaries as unrestricted subsidiaries.

In addition, our debt agreements restrict us and our restricted subsidiaries from taking or omitting to take certain actions that would adversely affect or impair in any material respect the collateral securing our indebtedness.

We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants contained in our debt agreements.  The requirement that we comply with these provisions may materially adversely affect our ability to plan for or react to market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.

If we are unable to comply with the restrictions and covenants in our debt agreements, there could be an event of default under the terms of such agreements, which could result in an acceleration of repayment.

If we are unable to comply with the restrictions and covenants in our debt agreements, there could be an event of default under the terms of those agreements.  Our ability to comply with these restrictions and covenants may be affected by events beyond our control.  As a result, we cannot assure that we will be able to comply with these restrictions and covenants.  In the event of a default under our debt agreements, lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable.  Borrowings under other debt that contain cross–acceleration or cross–default provisions may also be accelerated and become due and payable.

If any of those events occur, our assets might not be sufficient to repay in full all our outstanding indebtedness and we may be unable to find alternative financing.  Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us.  Additionally, we may not be able to amend our debt agreements or obtain needed waivers on satisfactory terms or without incurring substantial costs.  Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity and financial position.

Risks Relating to Our Common Stock

Prices for our common stock may be volatile, and investors in our common stock could incur substantial losses.

Prices of our common stock, like that of the securities of other energy companies, have been and may continue to be highly volatile.  Factors such as announcements concerning changes in prices of oil and natural gas, exploration and development activities, the availability of capital, our cash flow and liquidity situation, our reverse stock splits and economic and other external factors, as well as quarterly or annual fluctuations in our financial results, may have a significant effect on the price of our common stock.

There are limited trading markets for our securities.

From time to time, there has been limited trading volume in our common stock.  There can be no assurance that there will continue to be an active trading market for our common stock or that any securities research analysts will provide research coverage on our common stock.  It is possible that such factors will adversely affect the market for our common stock.

In addition, there is currently no market for, and we do not intend to list, our outstanding warrants on any securities exchange or any automated dealer quotation system.  Accordingly, there may not be development of, or liquidity in, any market for the warrants.  If a market were to develop, the warrants could trade at prices that may be higher or lower than their initial price depending upon many factors, including the price of our common stock, prevailing interest rates, our operating results and markets for similar securities.

Ownership of our common stock is concentrated among our largest stockholders and their affiliates.

A small number of stockholders hold a majority of our common stock, warrants and 2023 Notes.  These stockholders have influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.  Furthermore, these stockholders may sell their shares of common stock at any time. Such sales could be substantial and adversely affect the market price of our common stock.

We do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our stock appreciates.

We do not plan to declare dividends on shares of our common stock in the foreseeable future.  In addition, restrictive covenants in certain debt agreements to which we are, or may be, a party, may limit our ability to pay dividends or for us to receive dividends from our operating companies, any of which may negatively impact the trading price of our common stock.  Consequently, investors must rely on sales of their shares of common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

Provisions of our certificate of incorporation and bylaws could discourage potential acquisition proposals and could deter or prevent a change in control.

Some provisions in our certificate of incorporation and bylaws, as well as Delaware statutes, may have the effect of delaying, deferring or preventing a change in control.  These provisions, including those providing for the possible issuance of shares of our preferred stock and the right of the board of directors to amend the bylaws, may make it more difficult for other persons, without the approval of our board of directors, to make a tender offer or otherwise acquire a substantial number of shares of our common stock or to launch other takeover attempts that a stockholder might consider to be in his or her best interest.  These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.

Significant exercises of warrants or conversion of our 2023 Notes could adversely affect the market price of our common stock.

As of December 31, 2018, we had 3.2 million shares of common stock issued and 3.1 million shares of common stock outstanding; however, the total number of shares of our common stock issued and outstanding does not include 4.4 million shares that may be issued upon the exercise of warrants or 10.4 million shares issuable upon the conversion of our 2023 Notes. The exercise of warrants and the conversion of our 2023 Notes could adversely affect the price of our common stock, will reduce the percentage of common stock held by our current stockholders and may cause our current stockholders to suffer significant dilution, which may adversely affect the market price of our common stock.

ITEM 2. PROPERTIES

We lease space for our principal executive offices in Houston, TX and Calgary, Alberta, Canada.  We also lease numerous warehouse facilities and field offices throughout the geographic areas in which we operate.  Our leased properties are subject to various lease terms and expirations.

As of December 31, 2018, our leased facilities categorized by geographic region are as follows:

Location	Offices	Warehouses
North America:
United States	4	3
Canada	1	2
Mexico	2	—
South America:
Peru	1	2
Colombia	2	2
Bolivia	1	1
Asia Pacific:
Australia	1	1
Singapore	1	—
Other	1	—

We believe all properties that we currently occupy are suitable for their intended use.  We believe that our facilities are generally well maintained and adequate to meet our current and foreseeable requirements for the next several years.

ITEM 3. LEGAL PROCEEDINGS

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock traded on the NASDAQ Global Market under the symbol “SAEX” until August 9, 2017 and now trades on the NASDAQ Capital Market under the symbol “SAEX.”

At the close of business on March 19, 2019, based on information received from our transfer agent and brokers and nominees, we had approximately 128 holders of record of our common stock.  This is not the actual number of beneficial owners of our common stock as some shares are held in “street names” by brokers and others on behalf of individual owners.

Dividend Policy

We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future.  The decision to pay dividends on our common stock is at the discretion of our board of directors and depends on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” contained herein.

Overview

We are a full–service global provider of seismic data acquisition, logistical support, processing and integrated reservoir geosciences services to customers in the oil and natural gas industry.  Our business activities are primarily conducted in North America, South America, Asia Pacific and West Africa.  Our services include the acquisition of 2D, 3D, time–lapse 4D and multi–component seismic data on land, in transition zones between land and water, and offshore in depths reaching 3,000 meters.  In addition, we offer a full suite of logistical support, processing and integrated reservoir geoscience services.  We currently provide our services on a proprietary basis only to our customers and the seismic data acquired is owned by our customers.

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

While our revenues are mainly affected by the level of customer demand for our services, our revenues are also affected by the bargaining power of our customers relating to our services, as well as the productivity and utilization levels of our data acquisition crews.  Factors impacting productivity and utilization levels include client demand, oil and natural gas prices, whether we enter into turnkey or term contracts with our clients, the number and size of crews, the number of recording channels per crew, crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning and equipment failure. To the extent we experience these factors, our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate more favorable contract terms in our supplemental service agreements, mitigate permit access delays and improve overall crew productivity may contribute to growth in our revenues.

Most of our client contracts are turnkey contracts. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue our operations in the regions of the U.S. in which turnkey contracts are more common.

While the markets for oil and natural gas have been very volatile and are likely to continue to be so in the future, we believe opportunities exist for us to enhance our market position by responding to our clients continuing desire for higher resolution subsurface images. If economic conditions weaken such that our clients reduce their capital expenditures or if there is a significant drop in oil and natural gas prices, these factors could result in diminished demand for our seismic services, could cause downward pressure on the prices we charge and would affect our results of operations.

Current Developments

In February 2019, we borrowed an additional $9.7 million under our credit facility and now have $22.0 million outstanding.  We also extended the maturity date of our senior loan facility to January 4, 2021.

As of March 19, 2019, we have issued 0.7 million shares of common stock through the exercise of our Series C warrants, Series D warrants and Series E warrants thus far in 2019.

Results of Operations

Net loss for 2018 was $82.7 million compared with $38.8 million for 2017.  The significant factors in this change were an increase of $34.4 million in selling, general and administrative (“SG&A”) expenses and decreases of $24.6 million in gross (loss) profit, $13.2 million in other expense, net and $1.9 million in income taxes.

Revenue from services for 2018 decreased $32.4 million compared with 2017.  In North America, revenue from services increased $11.1 million due to an increase in the number of projects performed in Canada and the Lower 48 offset by a decrease in the number of projects in Alaska.  While activity in Canada increased when comparing 2018 with 2017 due to marginal improvements in market conditions in Canada, activity in Alaska continued to decrease mainly due to uncertainties and changes in Alaska’s legislation affecting oil and natural gas exploration activities.  The increase in revenues in the Lower 48 is related to our purchase of assets from GEOK in July 2018.

Revenue from services in South America decreased $9.3 million due to a decrease in the amount of work performed in Colombia and no active projects in Bolivia in 2018.  Activity in Colombia in 2018 continued to decrease when compared with 2017 due to a fewer number of active customers.  Revenue from services in West Africa decreased $35.1 million due to a large ocean bottom marine project in Nigeria that was completed in 2017.  Revenue from services in Asia Pacific increased $0.5 million due to projects in Australia and India offset by no active projects in New Zealand in 2018 when compared with 2017.

Gross (loss) profit for 2018 decreased $24.6 million compared with 2017.  Gross (loss) profit as a percentage of revenue from services was (2.7)% for 2018 compared with 17.4% for 2017.  Gross (loss) profit as a percentage of revenue from services decreased due to a decline in our revenue from services, resulting in a reduced ability to absorb certain fixed costs, and tightening margins on projects. Although our cost of services primarily vary with our revenue from services, the substantial decrease in revenue from services we have seen has caused significant decreases in our gross (loss) profit and gross (loss) profit margins.

SG&A expenses for 2018 increased $34.4 million compared with 2017.  The increase was primarily attributable to (i) a $19.5 million provision for doubtful accounts, (ii) $8.2 million of higher equity–based compensation costs, (iii) $4.5 million of additional costs related to our purchase of assets from GEOK and (iv) $2.0 million of legal and consultant costs related to our restructuring, stock split and conversion of our Series A and Series B preferred stock.

Other expense, net for 2018 decreased $13.2 million compared with 2017 primarily due to a $15.5 million decrease in interest expense offset by a $2.1 million increase in foreign currency loss.  Of the $15.5 million decrease in interest expense, $11.0 million related to lower amortization of debt issuance costs primarily from the extension of our senior loan facility in September 2017 and $4.5 million related to the decrease in long–term debt outstanding from our debt exchange in January 2018. Of the $2.1 million increase in foreign currency loss, $3.5 million related to an increase in foreign currency losses in Canada and Brazil offset by a $1.6 million decrease in foreign currency losses from the trading of Nigerian currency in 2017.

Income taxes for 2018 decreased $1.9 million compared with 2017 primarily due to fluctuations in earnings among the various jurisdictions in which we operate, offset by increases in valuation allowances and increases in foreign tax rate differentials.  Our effective tax rates in 2018 and 2017 were 3.0% and 12.5%, respectively.  Our effective tax rates differ from our U.S. statutory rate due to the effects of differences between U.S. and foreign tax rates, net of federal benefit, and recording of the valuation allowance against U.S. and foreign deferred tax assets.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon information reported in our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures about contingent assets and liabilities.  Certain of our accounting policies involve estimates and assumptions to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used.  We base these estimates and assumptions on historical experience and on various other information and assumptions that we believe to be reasonable at the time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as our operating environment changes and as new events occur.

We have defined a critical accounting policy as one that is both important to the portrayal of either our financial condition and results of operations and requires us to make difficult, subjective or complex assumptions or estimates about matters that are uncertain.  There are other policies within our consolidated financial statements that require us to make estimates and assumptions, but they are not deemed critical as defined above.  We believe that the following are the critical accounting policies used in the preparation of our consolidated financial statements.

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

Allowance for Doubtful Accounts

The determination of the collectability of amounts due from customers requires us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the amount of valuation allowances required for doubtful accounts.  We monitor our customers’ payment history and current credit worthiness to determine that collectability is reasonably assured.  We also consider the overall business climate in which our customers operate.  We utilize the specific identification method for establishing and maintaining the allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  While the collectability of outstanding customer invoices is continually assessed, the cyclical nature of our industry may affect our customers’ operating performance and cash flows, impacting our ability to collect on the invoices.  We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

Impairment of Long–Lived Assets

We assess our long–lived assets, such and property and equipment and intangible assets, for possible impairment whenever events or circumstances indicate that the recorded carrying value of the long–lived asset may not be recoverable.  If the carrying amount of the long–lived asset exceeds the sum of the estimated undiscounted future net cash flows, we recognize an impairment loss equal to the difference between the carrying value and the fair value of the long–lived asset, which is estimated through various valuation techniques including discounted cash flow models, quoted market prices and third–party appraisals.

We assess our goodwill, all of which resides in our Canadian operations reporting unit (the “Reporting Unit”), at least annually for impairment, or more frequently if facts and circumstances indicate that it is more likely than not impairment has occurred.  We have the option of performing either a qualitative or quantitative assessment to determine if impairment may have occurred. If the qualitative assessment indicates that it is more likely than not that the fair value of the Reporting Unit is less than its carrying amount, then we would be required to perform the two step impairment test.

Under the first step in the impairment test, we compare the fair value of the Reporting Unit with its carrying amount, including goodwill. If the carrying amount of the Reporting Unit exceeds its fair value, the second step of the goodwill impairment test is performed. Under the second step in the impairment test, the implied fair value of goodwill is compared with its carrying amount. The implied fair value of goodwill is calculated by subtracting the estimated fair values of the Reporting Unit’s assets net of liabilities from the fair value of the Reporting Unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss shall be recognized in an amount equal to that excess.

We determine the fair value of the Reporting Unit using a combination of the market approach and the income approach. Under the market approach, the fair value of the Reporting Unit is based on the Guideline Public Company (“GPC”) methodology using GPCs that are considered to be similar to us and whose stock are actively traded.  Under the income approach, the fair value of the Reporting Unit is based on the expected present value of the future net cash flows. Significant assumptions associated with the calculation of the fair value include estimates of the appropriate valuation multiples for the GPCs, future prices and costs, appropriate risk–adjusted discount rates and other relevant data. Given the nature of these estimates and their application to specific assets and liabilities and time frames, it is not possible to reasonably quantify the impact of changes in these assumptions.

Income Taxes

We use the liability method to determine our income tax provisions, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates.  Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.  Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In determining the need for valuation allowances, we have considered and made judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies.  These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to adjust the valuation allowances for our deferred tax assets.  The ultimate realization of the deferred tax assets depends on the generation of sufficient taxable income in the applicable taxing jurisdictions.

We are subject to the jurisdiction of various domestic and foreign tax authorities.  Our operations in these different jurisdictions are taxed on various bases and determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits.  Changes in tax laws, regulations, agreements and treaties, or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we pay during any given year.

Liquidity and Capital Resources

Our principal source of cash is from the seismic data acquisition services we provide to customers, supplemented as necessary by drawing against our credit facility.  Our cash is primarily used to provide additional seismic data acquisition services, including the payment of expenses related to operations and the acquisition of new seismic data equipment, and to pay the interest on outstanding debt obligations.  Our cash position and revenues depend on the level of demand for our services.  Historically, cash generated from operations, along with cash reserves and borrowings from commercial, private, and related parties, have been sufficient to fund our working capital and to acquire or lease seismic data equipment.

As of December 31, 2018, we had working capital of $2.8 million compared with $(3.0) million as of December 31, 2017.  The increase in working capital was related to an $18.7 million increase in accounts receivable, net partially offset by higher accounts payable, accrued liabilities and the current portion of long–term debt.

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

Over time, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities, as we have done by the acquisition of assets from GEOK.  Even with the addition of these assets, we currently estimate that our capital expenditures for 2019 will not exceed $6.0 million, which is less than the $1.3 million we incurred in 2018.  This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs but will not allow us to purchase any new technology or upgrade existing capital assets.

We currently have $8.0 million of available borrowing capacity under our credit facility, but we cannot borrow this amount without consent of lenders holding 66 ⅔% of the aggregate of advances and commitments under our credit facility.  In addition, we are also essentially at our borrowing limits under our senior loan facility and 2023 Notes.  While currently we do not have a working capital facility, we anticipate that we may be able to put in place a modest working capital facility to cover our liquidity needs, including upfront expenditures for upcoming projects, but such a facility may not be available to us on terms acceptable to us, or at all.

The most acute issue affecting our liquidity is the delay in receiving payments on our $58.2 million net receivable from one customer.  Our liquidity and cash flows have been adversely affected by failure to receive payment on this receivable and may be further adversely affected by future events outside of our control relating to this receivable. While we continue to pursue other options to monetize the Tax Credits, at this time we believe that the most likely path to monetize the Tax Credit certificates is if bonds are issued by Alaska.  There can be no assurances, however, that the bonds will be issued or when these expected payments will be received.

We continue to diligently pursue improving our capitalization and reducing our long–term debt, but liquidity issues may continue to challenge us.  Until we are able to finally resolve the issues described above, we could continue to experience liquidity and cash flow issues.

Long–term Debt

As of December 31, 2018, we have $108.3 million in aggregate principal amount of long–term debt outstanding.  For additional information about our long–term debt, please see “Item 8. Financial Statements and Supplementary Data” contained herein.

Cash Flows

Cash flows provided by (used in) by type of activity were as follows for the years ended December 31:

	2018	2017
Operating activities	$(28,968)	$(4,553)
Investing activities	(22,201)	(760)
Financing activities	55,312	(3,274)

Operating Activities

Cash flows from operating activities for 2018 decreased $24.4 million when compared with 2017.  The significant factors in the change were the decrease in our revenues from services and the increase in our SG&A expenses offset by the decrease in our cost of services and interest expense.

Investing Activities

In 2018, cash flows used in investing activities consisted of $21.7 million for the acquisition of assets from GEOK and $1.3 million for the purchase of property and equipment offset by proceeds of $0.8 million from the sale of property and equipment.  In 2017, cash flows used in investing activities consisted of $2.7 million for the purchase of property and equipment offset by proceeds of $1.9 million from the sale of property and equipment.

Financing Activities

In 2018, cash flows provided by financing activities consisted of $123.4 million of long–term debt borrowings offset by $59.2 million of long–term debt repayments, $2.7 million of debt issuance costs, $3.2 million of stock issuance costs, $1.8 million for the purchase of treasury stock and $1.2 million of distributions to our noncontrolling interest.

In 2017, cash flows used in investing activities consisted of long–term debt repayments of $35.5 million, distribution to our noncontrolling interest of $1.1 million and purchases of treasury stock of $0.1 million offset by $33.4 million of long–term debt borrowings.

Off–Balance Sheet Arrangements

As of December 31, 2018, we did not have any off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

Please see “Item 8.  Financial Statements and Supplementary Data” contained herein for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of SAExploration Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SAExploration Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, in the first quarter of 2018, the Company changed its method of accounting for revenue due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.  Also as discussed in Note 2 to the consolidated financial statements, in the first quarter of 2018, the Company changed its method of accounting for income taxes due to the adoption of Accounting Standards Update 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.

Basis for Opinion

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2014.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas

March 25, 2019

SAExploration Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$7,192	$3,613
Restricted cash	271	41
Accounts receivable, net	24,859	6,105
Deferred costs on contracts	3,717	1,780
Prepaid expenses and other current assets	2,813	6,722
Total current assets	38,852	18,261

Property and equipment, net	35,334	32,946
Goodwill	1,687	1,832
Intangible assets, net	4,066	671
Long-term accounts receivable, net	52,804	78,102
Deferred income taxes	2,015	4,592
Other assets	2,715	5,534
Total assets	$137,473	$141,938
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,103	$4,551
Accrued liabilities	10,498	6,311
Income and other taxes payable	3,331	7,887
Current portion of long-term debt	7,837	995
Deferred revenue	4,298	1,477
Total current liabilities	36,067	21,221

Long-term debt	85,653	120,298
Other long-term liabilities	380	608

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, 3,100,496 and 471,177 shares outstanding, respectively	—	—
Additional paid-in capital	232,661	133,742
Accumulated deficit	(216,612)	(133,306)
Accumulated other comprehensive loss	(3,035)	(5,082)
Treasury stock, at cost, 111,245 and 1,901 shares, respectively	(1,866)	(113)
SAExploration stockholders’ equity (deficit)	11,148	(4,759)
Noncontrolling interest	4,225	4,570
Total stockholders’ equity (deficit)	15,373	(189)
Total liabilities and stockholders’ equity (deficit)	$137,473	$141,938

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017
Revenue from services	$94,604	$127,022
Cost of services	86,065	93,229
Depreciation and amortization	11,111	11,725
Gross (loss) profit	(2,572)	22,068

Selling, general and administrative expenses	59,933	25,596

Operating loss	(62,505)	(3,528)

Other (expense) income, net:
Interest expense, net	(13,858)	(29,363)
Foreign exchange loss, net	(3,417)	(1,308)
Other expense, net	(491)	(272)
Total other expense, net	(17,766)	(30,943)

Loss before income taxes	(80,271)	(34,471)

Income taxes	2,424	4,313

Net loss	(82,695)	(38,784)

Less: net income attributable to noncontrolling interest	905	1,972

Net loss attributable to SAExploration	$(83,600)	$(40,756)

Basic and diluted loss per common share	$(102.25)	$(86.90)

Weighted average common shares outstanding (basic and diluted)	1,336	469

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2018	2017
Net loss	$(82,695)	$(38,784)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,047	(260)
Comprehensive loss	(80,648)	(39,044)
Less comprehensive income attributable to noncontrolling interest	905	1,972
Comprehensive loss attributable to SAExploration	$(81,553)	$(41,016)

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	SAExploration Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2016	$—	$131,817	$(92,550)	$(4,822)	$—	$34,445	$3,616	$38,061
Net (loss) income	—	—	(40,756)	—	—	(40,756)	1,972	(38,784)
Other comprehensive income	—	—	—	(260)	—	(260)	—	(260)
Equity-based compensation cost	—	1,925	—	—	—	1,925	—	1,925
Purchase of treasury stock	—	—	—	—	(113)	(113)	—	(113)
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,095)	(1,095)
Loss of control of variable interest entity	—	—	—	—	—	—	77	77
Balance at December 31, 2017	—	133,742	(133,306)	(5,082)	(113)	(4,759)	4,570	(189)
Adoption of ASU 2016-16	—	—	294	—	—	294	—	294
Net (loss) income	—	—	(83,600)	—	—	(83,600)	905	(82,695)
Other comprehensive income	—	—	—	2,047	—	2,047	—	2,047
Equity-based compensation cost	—	10,131	—	—	—	10,131	—	10,131
Purchase of treasury stock	—	—	—	—	(1,753)	(1,753)	—	(1,753)
Common stock issued in debt exchange	—	472	—	—	—	472	—	472
Discount on Series A preferred stock issued in debt exchange	—	61,971	—	—	—	61,971	—	61,971
Accretion of discount on Series A preferred stock	—	(61,971)	—	—	—	(61,971)	—	(61,971)
Accretion of Series A preferred stock to redemption value	—	21,376	—	—	—	21,376	—	21,376
Dividend on Series A preferred stock	—	(1,614)	—	—	—	(1,614)	—	(1,614)
Conversion of Series A preferred stock	—	(15,427)	—	—	—	(15,427)	—	(15,427)
Common stock and Series E warrants issued in conversion of Series A preferred stock	—	54,045	—	—	—	54,045	—	54,045
Series B preferred stock issued in debt exchange	—	10,791	—	—	—	10,791	—	10,791
Discount on Series B preferred stock issued in debt exchange	—	(10,791)	—	—	—	(10,791)	—	(10,791)
Accretion of discount on Series B preferred stock	—	10,791	—	—	—	10,791	—	10,791
Conversion of Series B preferred stock	—	(22,981)	—	—	—	(22,981)	—	(22,981)
Common stock and Series D warrants issued in conversion of Series B preferred stock	—	22,981	—	—	—	22,981	—	22,981
Series C warrants issued in debt exchange	—	4,810	—	—	—	4,810	—	4,810
Stock issuance costs	—	(1,026)	—	—	—	(1,026)	—	(1,026)
Conversion option related to 6% convertible notes due 2023, net of allocated costs	—	15,361	—	—	—	15,361	—	15,361
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,250)	(1,250)
Balance at December 31, 2018	$—	$232,661	$(216,612)	$(3,035)	$(1,866)	$11,148	$4,225	$15,373

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017
Operating activities:
Net loss	$(82,695)	$(38,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,564	12,099
Reserve for doubtful accounts	19,522	—
Equity-based compensation cost	10,131	1,925
Loss (gain) on disposal of property and equipment	308	(101)
Amortization of loan issuance costs and debt discounts	5,565	16,602
Payment in kind interest	—	4,848
Unrealized loss (gain) on foreign currency transactions	3,333	(543)
Gain on debt extinguishment	(53)	—
Deferred income taxes	2,614	530
Changes in operating assets and liabilities:
Accounts receivable	(4,846)	21,766
Deferred costs on contracts	(2,041)	6,546
Prepaid expenses and other current assets	2,326	(4,420)
Accounts payable	5,819	(4,868)
Accrued liabilities	4,270	(5,933)
Income and other taxes payable	(4,471)	(7,710)
Deferred revenue	24	(6,496)
Other, net	(338)	(14)
Net cash used in operating activities	(28,968)	(4,553)

Cash flows from investing activities:
Asset purchase	(21,749)	—
Purchase of property and equipment	(1,262)	(2,670)
Proceeds from sale of property and equipment	810	1,910
Net cash used in investing activities	(22,201)	(760)

Cash flows from financing activities:
Long-term debt repayments	(59,207)	(35,467)
Long-term debt borrowings	123,411	33,401
Debt issuance costs	(2,715)	—
Stock issuance costs	(3,174)	—
Purchase of treasury stock	(1,753)	(113)
Distribution to noncontrolling interest	(1,250)	(1,095)
Net cash provided by (used in) financing activities	55,312	(3,274)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(334)	245
Net change in cash, cash equivalents and restricted cash	3,809	(8,342)
Cash, cash equivalents and restricted cash at the beginning of year	3,654	11,996
Cash, cash equivalents and restricted cash at the end of year	$7,463	$3,654

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1.  ORGANIZATION AND NATURE OF BUSINESS

SAExploration Holdings, Inc. (“we,” “our” or “us) is a full–service provider of seismic data acquisition, logistical support, processing and integrated reservoir geosciences services in North America, South America, Asia Pacific and West Africa to customers in the oil and natural gas industry.

Our chief operating decision maker, our Chief Executive Officer, regularly reviews financial data by country to assess performance and allocate resources, resulting in the conclusion that each country in which we operate represents a reporting unit.  As these reporting units are similar in terms of economic characteristics, nature of products, processes and type of customers, we have concluded that our seismic data contract services operations comprise one single reportable segment.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements include our accounts and those of our subsidiaries which are wholly–owned or controlled by us.  All significant intercompany accounts and transactions have been eliminated in consolidation.  In the Notes to Consolidated Financial Statements, except for Note 13 and Note 19, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

On September 14, 2018, we effected a one–for–twenty reverse stock split of our common stock.  As of the effective time of the reverse stock split, every 20 shares of issued and outstanding common stock were converted into one share of common stock, without any change in par value.  Any fractional shares were cashed out based on the closing price per share on the effective date of the reverse stock split.  All references to shares of common stock, all per share data and all equity compensation activity for all periods presented in the consolidated financial statements and notes to the consolidated financial statements have been adjusted to reflect the reverse stock split on a retrospective basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We base our estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances.  Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.  All our cash and cash equivalents are maintained with several major financial institutions.  Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, we have not experienced any losses in such accounts and we believe we are not exposed to any significant default risk.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest.  We monitor our customers’ payment history and current credit worthiness to determine that collectability is reasonably assured.  We also consider the overall business climate in which our customers operate.  We utilize the specific identification method for establishing and maintaining the allowance for doubtful accounts.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Property and Equipment

Property and equipment is capitalized at historical cost or the fair value of assets acquired (see Note 3) and is depreciated using the straight–line method based on estimated economic lives.  We expense costs for maintenance and repairs in the period incurred.  Significant improvements and betterments are capitalized if they extend the useful life of the asset.

Impairment of Long–Lived Assets

We assess our long–lived assets, such and property and equipment and intangible assets, for possible impairment whenever events or circumstances indicate that the recorded carrying value of the long–lived asset may not be recoverable.  If the carrying amount of the long–lived asset exceeds the sum of the estimated undiscounted future net cash flows, we recognize an impairment loss equal to the difference between the carrying value and the fair value of the long–lived asset, which is estimated through various valuation techniques including discounted cash flow models, quoted market prices and third–party appraisals.

We assess our goodwill, all of which resides in our Canadian operations reporting unit (the “Reporting Unit”), at least annually for impairment, or more frequently if facts and circumstances indicate that it is more likely than not impairment has occurred.  We have the option of first performing a qualitative assessment to determine if impairment may have occurred.  If the qualitative assessment indicates that it is more likely than not that the fair value of the Reporting Unit is less than its carrying amount, then we would be required to perform the two–step impairment test.

Under the first step in the impairment test, we compare the fair value of the Reporting Unit with its carrying amount, including goodwill. If the carrying amount of the Reporting Unit exceeds its fair value, the second step of the goodwill impairment test is performed. Under the second step in the impairment test, the implied fair value of goodwill is compared with its carrying amount. The implied fair value of goodwill is calculated by subtracting the estimated fair values of the Reporting Unit’s assets net of liabilities from the fair value of the Reporting Unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss shall be recognized in an amount equal to that excess.

We determine the fair value of the Reporting Unit using a combination of the market approach and the income approach. Under the market approach, the fair value of the Reporting Unit is based on the Guideline Public Company (“GPC”) methodology using GPCs that are considered to be similar to us and whose stock are actively traded.  Under the income approach, the fair value of the Reporting Unit is based on the expected present value of the future net cash flows.

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

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

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

Foreign Exchange Gains and Losses

Assets and liabilities of non–U.S. operations with a functional currency other than the U.S. dollar have been translated at exchange rates in effect at the balance sheet dates, and revenues, expenses and cash flows have been translated at average exchange rates for the respective periods.  Any resulting translation gains and losses are included in accumulated other comprehensive income (loss).

Gains and losses from foreign currency transactions, such as those resulting from transactions demoniated in a currency other than the functional currency of the entity involved and those resulting from remeasurements of monetary items, are included in our consolidated statements of operations.

Income Taxes

We use the liability method to determine our income tax provisions, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates.  Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.  Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Concentration of Credit Risk

Our revenues are derived from a concentrated customer base; however, we are not substantially dependent on any one customer.  Based on the nature of our contracts and customer projects, our significant customers can and typically do change from year to year and the largest customers in any one year may not be indicative of the largest customers in the future.

In 2018 and 2017, we had four customers and three customers, respectively, that individually exceeded 10% of our consolidated revenue from services and represented approximately 55% and 75%, respectively, of our consolidated revenue from services.

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

We elected to adopt ASU 2014–09 using the modified retrospective approach applied to those contracts that were not completed as of January 1, 2018.  Prior period amounts have not been adjusted and continue to be reflected in accordance with our historical accounting.  The adoption did not have a material impact on either our consolidated balance sheet or consolidated statement of operations as of and for the year ended December 31, 2018.

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

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

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

New Accounting Standards to be Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016–02, Leasing.  The new standard is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities for virtually all leases and by requiring the disclosure of key information about leasing arrangements.  In July 2018, the FASB issued two amendments to ASU 2016–02.  ASU 2018–10, Codification Improvements to Topic 842, amends narrow aspects of the guidance in ASU 2016–02, and ASU 2018–11, Targeted Improvements, provides a new optional transition method under which comparative periods presented in financial statements in the period of adoption would not be restated.  All these standards are effective for annual and interim periods beginning after December 15, 2018 and are to be applied using a modified retrospective approach.  We adopted the new standards effective January 1, 2019 using the optional transition method under ASU 2018–11.

The new standards provide for certain practical expedients when adopting the new guidance.  We have elected the practical expedient package outlined in ASU No. 2016–02 under which we can carryforward our previous classification of a lease as either an operating or capital lease, and we do not have to reassess previously recorded initial direct costs.  Additionally, we made policy elections allowing us to exclude leases with original terms of 12 months or less from lease assets and liabilities and to not separate nonlease components from the associated lease component and instead account for both as a single lease component for all asset classes.  We did not elect the practical expedient allowing us to use hindsight to determine the lease term and to assess any impairment of lease assets during the lookback period.

We currently expect the adoption of the new standards to result in the recognition of right–of–use assets between a range of approximately $7.5 million to $9.5 million and the corresponding lease liabilities between a range of approximately $7.5 million to $9.5 million.  We do not expect the adoption of the new standards to have a material impact on our results of operations or cash flows.

In January 2017, the FASB issued ASU 2017–04, Simplifying the Test for Goodwill Impairment.  ASU 2017–04 simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount.  Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference.  The impairment charge will be limited to the amount of goodwill allocated to that reporting unit.  ASU 2017–04 is to be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019.  We will apply ASU 2017–04 to our goodwill impairment tests after the adoption date and we do not expect the adoption of ASU 2017–04 to have a material impact on our consolidated financial statements.

No other new accounting pronouncements issued or effective during the year ended December 31, 2018 have had or are expected to have a material impact on our consolidated financial statements.

NOTE 3.  ASSET PURCHASE

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

In July 2018, the United States Bankruptcy Court for the Southern District of Texas approved the Asset Purchase Agreement, and we completed the acquisition of the Purchased Assets for $18.4 million.  In connection with the closing, we entered into a new acquisition purchase money facility (the “PMF”) of approximately $23.4 million in aggregate principal amount of borrowings, secured by the Purchased Assets, to fund the acquisition and pay related transaction costs.  Borrowings made under the PMF bore interest at a rate of 10.25% per annum.  The PMF was repaid in full in September 2018.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

The acquisition was accounted for as an asset acquisition, which requires that the total purchase price, including transaction costs, be allocated to the assets acquired and the liabilities assumed based on their relative fair values.

The purchase price and the fair values of the acquired assets and assumed liabilities are as follows:

Purchase price	$18,411
Transaction advisory fees and other acquisition costs	3,338
Total purchase price	$21,749

Accounts receivable	$8,589
Property and equipment	12,484
Intangible assets, net	3,642
Accrued liabilities	(110)
Deferred revenue	(2,856)
Net assets acquired	$21,749

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at December 31:

	Estimated Useful Life	2018	2017
Field operating equipment	3 – 10 years	$89,962	$82,295
Transportation equipment	3 – 5 years	18,353	15,914
Leasehold improvements	2 – 5 years	461	328
Software	3 – 5 years	1,976	2,065
Computer equipment	3 – 5 years	5,584	4,055
Office equipment	3 – 10 years	902	938
		117,238	105,595
Accumulated depreciation and amortization		(81,904)	(72,649)
Property and equipment, net		$35,334	$32,946

Depreciation expense relating to property and equipment was $11.4 million and $12.0 million in 2018 and 2017, respectively.  Additional depreciation expense not related to cost of services was $0.3 million in both 2018 and 2017 and is included in “Selling, general and administrative expenses” in our consolidated statements of operations.

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying value of goodwill were as follows for the years ended December 31:

	2018	2017
Balance at beginning of year	$1,832	$1,711
Foreign currency translation adjustment	(145)	121
Balance at end of year	$1,687	$1,832

As of December 31, 2018, we have not recorded any impairments related to our goodwill and we believe that our goodwill is recoverable; however, there can be no assurance that the goodwill will not be impaired in the future.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Intangible Assets

Intangible assets are comprised of the following at December 31:

	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,356	$(831)	$525	$1,403	$(732)	$671
Technology	3,642	(101)	3,541	—	—	—
	$4,998	$(932)	$4,066	$1,403	$(732)	$671

Intangible assets are amortized on a straight–line basis with estimated useful lives ranging from 13 to 15 years.

Amortization expense was $0.2 million and $0.1 million in 2018 and 2017, respectively.

Amortization expense is expected to be $0.3 million for each of the five years in the period ended December 31, 2023 and $2.6 million thereafter.

NOTE 6.  LONG–TERM ACCOUNTS RECEIVABLE, NET

As of December 31, 2018, we have a $52.8 million accounts receivable, net of allowance for doubtful accounts of $19.0 million, from one customer.  This is our single largest accounts receivable, constitutes the majority of our outstanding accounts receivable and is the largest single asset on our consolidated balance sheet as of December 31, 2018.  We have classified this receivable as long–term because of the length of time we expect it will take for us to collect on it.

In 2018, our customer was successful in licensing and selling the seismic data and we received $3.6 million; however, at this time, we believe that it is unlikely that the customer will be able to fully satisfy the receivable directly.  Our customer had historically relied on the monetization of exploration tax credits under an Alaska tax credit program (the “Tax Credits”), which monetization was accomplished by receipt of payments from Alaska or from third party financing sources.  However, falling oil and natural gas prices have substantially reduced Alaska’s revenue from production taxes resulting in Alaska paying only statutorily established minimum amount of appropriations for Tax Credit certificates in the last several fiscal years rather than the amount to pay all the prior year’s Tax Credit certificates.  In an effort to satisfy the accounts receivable, our customer originally assigned to us $89.0 million of Tax Credit certificates and applications.  As of December 31, 2018, we have monetized approximately $17.6 million of Tax Credit certificates and have an estimated $62.3 million of Tax Credit certificates and applications remaining for future monetization, net of actual and estimated audit adjustments related to issued and anticipated Tax Credit certificates.

In February 2018, we were advised by Alaska that, so long as only the statutorily established minimum amount is paid each year, we will not receive any payments until fiscal year 2021 and should not expect to be paid in full until fiscal year 2024. In June 2018, Alaska passed legislation allowing Alaska to issue bonds to pay its estimated $1.0 billion liability for Tax Credit certificates.  If issued, Alaska will use the proceeds from the bonds to purchase Tax Credit certificates.  Seismic companies will have two options from which to pick on a program–by–program basis.  One option allows for the purchase of the Tax Credit certificates at a 10% discount rate from the time the State would otherwise pay under the statutory minimum.  The second option allows for the purchase of the Tax Credit certificates at Alaska’s cost of capital (estimated to be approximately 5.1%) but only if the seismic data is made publicly available.

In June 2018, based on assumptions made regarding the constitutionality of the bond issuance, the length of time until the bonds could be issued, the data that we want to remain confidential, and the likelihood of a discount on our pending Tax Credit application, we recorded a $19.0 million provision for doubtful accounts related to this receivable as the proceeds we expect to receive from the bond issuance and any other potential future monetizations will not be sufficient to fully repay our outstanding receivable.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

While we continue to pursue other options to monetize the Tax Credits, at this time we believe that the most likely path to monetize the Tax Credit certificates may be from proceeds that Alaska realizes from issuing its own bonds.  This path, however, has complexities and risks.  A lawsuit was filed asserting constitutional challenges to Alaska’s ability to issue the bonds; however, the Attorney General issued an opinion that the issuance of the bonds is not prohibited by the Alaskan constitution and an Alaskan Superior Court judge threw out the lawsuit challenging the constitutionality of the issuance of bonds.  An appeal of the Superior Court’s ruling to the Alaska Supreme Court has been made.  The Revenue Department of the State of Alaska has indicated, however, that until the courts have resolved the legal issues, which we estimate may now take up to an additional 18 months, it will not go into the bond markets.

NOTE 7.  LONG–TERM DEBT, NET

Long–term debt, net consisted of the following as of December 31:

	2018	2017
Credit facility:
Principal outstanding	$12,334	$5,000
Unamortized debt issuance costs	(125)	(599)
Carrying amount	12,209	4,401

Senior loan facility - principal outstanding	29,000	29,995

6% senior secured convertible notes due 2023:
Principal outstanding	60,000	—
Unamortized debt discount and debt issuance costs	(15,906)	—
Carrying amount	44,094	—

10% senior secured notes due 2019:
Principal outstanding	—	1,872
Unamortized debt issuance costs	—	(25)
Carrying amount	—	1,847

10% senior notes due 2019:
Principal outstanding	6,957	85,239
Unamortized debt issuance costs	(4)	(189)
Carrying amount	6,953	85,050

Capital lease obligations	1,234	—

Total debt	93,490	121,293
Current portion of long-term debt	(7,837)	(995)
Total long-term debt	$85,653	$120,298

Debt Exchange

In January 2018, we consummated an exchange offer and consent solicitation (the “Exchange”) related to our Senior Notes due 2019 (the “Senior Notes”).  Pursuant to a restructuring support agreement with holders of approximately 85% of the par value our of Senior Notes, we exchanged $78.0 million of our Senior Notes and $7 thousand of our Senior Secured Notes due 2019 (the “Senior Secured Notes”) for (i) 0.04 million shares of common stock, (ii) 0.03 million shares of Series A preferred stock, (iii) 0.9 million shares of Series B preferred stock, and (iv) 8.3 million Series C warrants.  The Exchange was accounted for as an extinguishment as we were legally released of our obligations upon delivery and acceptance of the respective equity securities and we recognized a gain of $0.1 million.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Credit Facility

As of December 31, 2018, we have a $30.0 million credit facility that expires in August 2021.  Under the terms of the credit facility, $22.0 million is immediately available with the remaining $8.0 million becoming available upon the consent of lenders holding 66 ⅔% of the aggregate of advances and commitments under our credit facility.  Borrowings under the credit facility are secured primarily by substantially all our assets located in the United States, subject to certain exclusions.  We may use borrowing under the credit facility for working capital purposes and general corporate purposes.

The credit facility does not require any repayments of amounts outstanding until it expires in August 2021; however, the credit facility does require a mandatory prepayment with the proceeds from any payment or monetization of the Tax Credits.

Borrowings under the credit facility bear interest at a rate of 11.75% through and including August 2020 and 12.75% thereafter.

Senior Loan Facility

As of December 31, 2018, we have a $30.0 million senior loan facility that expires in January 2020.  Borrowings under the senior loan facility are secured primarily by substantially all the collateral securing the obligation under our credit facility.  This security interest is junior to the security interest in the collateral securing the obligations under our credit facility.

The senior loan facility does not require any repayments of amounts outstanding until in expires in January 2020; however, the senior loan facility does require a mandatory prepayment with the proceeds from any payment or monetization of the Tax Credits once the credit facility has had cumulative prepayments of $30.0 million.

Borrowings under the senior loan facility bear interest at a rate of 11.50% through and including August 2019 and 12.50% thereafter.

6% Senior Secured Convertible Notes due 2023

In September 2018, we issued $60.0 million of 6% Senior Secured Convertible Notes due 2023 (the “2023 Notes”) under an indenture dated September 26, 2018 (the “2023 Indenture”).  The 2023 Notes mature in September 2023, and interest is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year.

We may not redeem the 2023 Notes prior to October 1, 2021.  After that date, we may redeem all or part of the 2023 Notes, at our option, if the last reported sale price of our common stock has been at least 150% of the conversion price then in effect (i) on the trading day immediately preceding the date of which we provide notice of redemption and (ii) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2023 Notes to be redeemed, payable in cash, plus accrued and unpaid interest and any make whole premium (as described in the 2023 Indenture).

In the event of a fundamental change, as defined in the 2023 Indenture, holders of the 2023 Notes may, subject to certain restrictions, require us to repurchase for cash all or a portion of their notes equal to $1,000 or a multiple of $1,000 at a fundamental change repurchase price equal to 100% of the principal amount of 2023 Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

Upon the occurrence of an event of default, as defined in the 2023 Indenture, the trustee or the holders of at least 25% in aggregate principal amount of the 2023 Notes then outstanding may declare 100% of the principal of, and accrued and unpaid interest on, all the 2023 Notes to be due and payable immediately.

The 2023 Notes are convertible at the option of the holder into shares of common stock or, for certain holders (as defined in the 2023 Indenture), warrants to purchase an equal number of shares of common stock at an exercise price of $0.0001 per share, subject to customary adjustments.  The initial conversion rate is 173.91304 shares of common stock or warrants per $1,000 principal amount, representing an initial conversion price of approximately $5.75 per share.  The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the 2023 Indenture. We can satisfy the conversion obligation, at our option, in either cash, shares of common stock, warrants or a combination thereof.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

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

As the closing price of our common stock at December 31, 2018 was less than the initial conversion price for the 2023 Notes, the if–converted value of the 2023 Notes would be less than the principal amount.

In 2018, we recorded interest expense of $1.6 million related to the 2023 Notes, of which $1.0 million related to contractual interest expense.

10% Senior Secured Notes due 2019

Our Senior Secured Notes were issued in July 2015 and were to mature in July 2019.  Interest was payable semi–annually in arrears on January 15 and July 15 of each year.  We repaid in full our Senior Secured Notes in July 2018.

10% Senior Notes due 2019

In July 2016, we issued our Senior Notes under an indenture dated July 27, 2016 (the “Senior Notes Indenture”).  The Senior Notes mature in September 2019, and interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.

We had the election to pay interest on the Senior Notes in kind with additional Senior Notes for any interest payment dates through, and including, July 15, 2017 provided that, if we made this election, the interest on the Senior Notes for such in kind payments would accrue at 1% higher that the cash interest rate of 10%.  In 2017, we elected to pay interest in kind of $4.8 million, which was capitalized within the Senior Notes balance.

Borrowings under the Senior Notes were secured primarily by substantially all the collateral securing the obligation under our credit facility and our senior loan facility, but the collateral was released in conjunction with the Exchange.

We may redeem up to $35.0 million of the Senior Notes at a redemption price of 100% of the principal amount of the Senior Notes out of proceeds from the payment or monetization of the Tax Credits provided that we have repaid in full our credit facility and senior loan facility.

In the event of a change in control, as defined in the Senior Notes Indenture, holders of the Senior Notes will have the right to require us to repurchase their notes for a cash purchase price equal to 101% of the principal amounts of the Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

Upon the occurrence of an event of default, as defined within the Senior Notes Indenture, the trustee or the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding may declare 100% of the principal of, and accrued and unpaid interest on, all the Senior Notes to be due and payable immediately.  In addition, an applicable premium, as defined in the Senior Notes Indenture, would also become immediately due and payable.

Debt Compliance

The credit agreements and indentures for our credit facility, senior loan facility, 2023 Notes and Senior Notes contain certain representations, warranties, covenants and other terms and conditions which are customary for agreements of these types.  As of December 31, 2018, we were in compliance with these covenants.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Maturities of Long–Term Debt

The maturities of our long–term debt, including capital leases, for each of the five years in the period ending December 31, 2023 are $7.8 million, $29.4 million, $12.3 million, $0.0 million and $60.0 million, respectively.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various disputes or legal actions involving contractual and employment relationships, liability claims, and a variety of other matters arising in the ordinary course of business.  We do not believe the outcome of such disputes or legal actions will have a material effect on our consolidated financial statements.

Operating Leases

We lease automobiles, office equipment and warehouse and office space under operating lease agreements that expire at various dates through 2024.  Certain leases contain renewal options and escalation provisions and generally require us to pay utilities, insurance, taxes and other operating expenses.

Rental expense, net of sublease income, for all operating leases was $5.4 million and $4.7 million for 2018 and 2017, respectively.

As of December 31, 2018, future minimum annual rental commitments due under noncancelable leases for each of the five years in the period ending December 31, 2023 are $4.6 million, $2.9 million, $1.4 million, $1.1 million and $0.9 million, respectively, and $1.1 million in the aggregate thereafter

NOTE 9.  WARRANTS

Series A and Series B

As of December 31, 2018, we have 0.2 million Series A warrants and 0.2 million Series B warrants outstanding, both with an expiration date of July 27, 2021.  The Series A warrants and Series B warrants entitle the holders to purchase 0.05 shares of our common stock, have exercise prices of $10.30 and $12.88, respectively, and become exercisable 30 days in advance of their expiration date.

Series C

In January 2018, we issued 8.3 million Series C warrants as an element of the Exchange (see Note 7).  Each Series C warrant entitles the holder to purchase 0.05 shares of our common stock, has an exercise price of $0.0001 and has no expiration date.  The Series C warrants are immediately exercisable by the holder and are exercisable by us in connection with a full redemption of the Series A preferred stock and Series B preferred stock provided that it does not result in a holder owning 10% or more of our outstanding shares of common stock, or upon a change in control.  The Series C warrants were recorded at $4.8 million based on an allocation of the Exchange consideration to the various share classes and securities based on their relative fair values.

In 2018, 0.4 million of the Series C warrants were exercised.  As of December 31, 2018, there are 7.9 million Series C warrants outstanding.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

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

In 2018, 2.4 million of the Series D warrants were exercised.  As of December 31, 2018, there are 11.7 million Series D warrants outstanding.

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

In 2018, 27.0 million of the Series E warrants were exercised.  As of December 31, 2018, there are 67.8 million Series E warrants outstanding.

NOTE 10.  STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 1.0 million shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by our Board of Directors.

Series A

In January 2018, we issued 0.03 million shares of Series A preferred stock as an element of the Exchange (see Note 7). The Series A preferred stock had an 8.0% dividend payable quarterly in arrears and accumulated whether or not earned or declared beginning April 1, 2018.  In 2018, we issued dividends in kind valued at $1.6 million.  Each outstanding share of Series A preferred stock was convertible into 163.573 shares of common stock or, if an election was made by an eligible holder, into warrants representing the right to receive 163.573 shares of common stock.  The Series A preferred stock was recorded at $62.0 million, less stock issuance costs of $3.6 million, based on an allocation of the Exchange consideration to the various share classes and securities based on their relative fair values.

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

In September 2018, all the shares of the Series A preferred stock were converted into 0.7 million shares of common stock and 94.8 million Series E warrants with an exercise price of $0.0001.  Upon conversion, the Series A preferred stock was derecognized, and we fully recognized the value of the BCF as a deemed dividend.  As of December 31, 2018, there were no issued or outstanding shares of Series A preferred stock.

Series B

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

In January 2018, we issued 0.9 million shares of Series B preferred stock as an element of the Exchange (see Note 7).  The Series B preferred stock had no stated dividend and dividends were at the discretion of our Board of Directors.  Each outstanding share of Series B preferred stock was convertible into 1.08689 shares of common stock or, if an election was made by an eligible holder, into warrants representing the right to receive 1.08689 shares of common stock.  The Series B preferred stock was senior to our common stock and junior to the Series A preferred stock in the event of our liquidation.  The Series B preferred stock was recorded at $10.8 million based on an allocation of the Exchange consideration to the various share classes and securities based on their relative fair values.  Similar to the Series A preferred stock, we determined that a BCF existed for the Series B preferred stock.  As the intrinsic value of the BCF exceeded the value allotted to the Series B preferred stock, we separately recognized a discount of $10.8 million as a reduction in the value of the Series B preferred stock.

In March 2018, all the shares of the Series B preferred stock were converted into 0.2 million shares of common stock and 14.1 million Series D warrants with an exercise price of $0.0001.  Upon conversion, the Series B preferred stock was derecognized, and we fully recognized the value of the BCF as a deemed dividend.  As of December 31, 2018, there were no issued or outstanding shares of Series B preferred stock.

Common Stock

As of December 31, 2018, we are authorized to issue 40.0 million shares of common stock with a par value of $0.0001 per share.

The following table presents the changes in the number of shares outstanding for the years ended December 31:

	2018	2017
Shares issued:
Balance at beginning of year	473	470
Issue of shares upon vesting of restricted stock units	268	3
Issue of shares on exercises of stock options	16	—
Issue of shares in the Exchange	41	—
Issue of shares on the conversion of the Series A preferred stock	704	—
Issue of shares on the conversion of the Series B preferred stock	225	—
Issue of shares on exercises of Series C warrants	16	—
Issue of shares on exercises of Series D warrants	117	—
Issue of shares on exercises of Series E warrants	1,351	—
Balance as of end of year	3,211	473

Shares held as treasury stock:
Balance at beginning of year	2	—
Purchase of treasury stock	109	2
Balance as of end of year	111	2

Shares outstanding as of end of year	3,100	471

NOTE 11.  VARIABLE INTEREST ENTITY

We have a 49.0% interest in a business venture with Kuukpik Corporation (“Kuukpik”) that performs contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the North Slope of Alaska (onshore or offshore).  The venture receives 10% of our gross revenues from all North Slope of Alaska contracts and will expire in December 2020.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

This venture meets the definition of a variable interest entity (“VIE”).  Based on our power to influence the significant business activities of the business venture and our responsibility to absorb contract losses, we are deemed to be the primary beneficiary of this VIE; therefore, we have consolidated the operating results, assets and liabilities of this VIE, with Kuukpik’s portion of equity presented as “Noncontrolling interest” on our consolidated balance sheets and Kuukpik’s portion of net income presented as “Net income attributable to noncontrolling interest” on our consolidated statements of operations.

In August 2017, we completed our project with SAE Nigeria Limited (“SAE Nigeria”), which had previously meet the definition of a VIE, and all amounts due to us from SAE Nigeria were repaid.  As a result, we no longer hold a variable interest in or have a controlling interest in SAE Nigeria and no longer include the results of SAE Nigeria in our consolidated financial statements.

NOTE 12.  REVENUE FROM SERVICES

Deferred Costs on Contracts

In some instances, we incur third party costs that directly relate to the contract to fulfill the contract obligations.  These fulfillment costs are capitalized and amortized consistent with how the related revenue is recognized.  Changes in our deferred costs on contracts are as follows for the year ended December 31, 2018:

Balance at beginning of year	$1,780
Fulfillment costs incurred	9,047
Amortization of fulfillment costs	(7,110)
Balance at end of year	$3,717

Deferred Revenue

Typically, our mobilization services are paid by the customer at the beginning of the contract while the revenue is recognized as control transfers to the customer, which can result in deferred revenue.  Normally all other revenue is billed as work progresses, which generally will not result in significant deferred revenue except in those cases where a large mobilization is required for the contract.  Changes in our deferred revenue are as follows for the year ended December 31, 2018:

Balance at beginning of year	$1,477
Acquired from GEOK	2,856
Cash received, excluding amounts recognized as revenue from services	6,521
Amounts recognized as revenue from services	(6,556)
Balance at end of year	$4,298

Disaggregated Revenue

The following table disaggregates our revenue by major source for the year ended December 31, 2018:

	North America	South America	Asia Pacific	Total
Type of contract:
Turnkey	$58,184	$22,412	$3,846	$84,442
Term	8,283	912	967	10,162
Total	$66,467	$23,324	$4,813	$94,604

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Remaining Performance Obligations

As of December 31, 2018, we had $184.9 million of remaining performance obligations.

We expect to recognize revenue of approximately 99% of these performance obligations in 2019 and the remaining approximately 1% in 2020.

NOTE 13.  EQUITY–BASED COMPENSATION

We have a long–term incentive plan for our directors, officers, employees, consultants and advisors.  This plan allows for the issuance of stock options (both incentive and non–qualified), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), other stock–based awards and cash–based awards.  As of December 31, 2018, we have 2.8 million shares authorized for issuance under this plan, and 2.1 million shares remain available for grant.

Awards that expire or are cancelled without delivery of shares generally become available for issuance under this plan.  Shares that are used or withheld to satisfy tax obligations are not available for issuance under this plan.  We can either issue new shares, use shares held in treasury or purchase shares of our common stock to satisfy vesting of awards under this plan.

Stock Options

In 2016, we granted non–qualified stock options (“NQSOs”) to our senior management.  The NQSOs were granted at an exercise price equal to the market value of our common stock on the grant date, and the fair value of the NQSOs was determined using a Black–Scholes option pricing model.  The NQSOs have contractual terms of 10 years and were to vest in three equal annual installments.  We did not grant any stock options in 2018 or 2017.

In January 2018, our Board accelerated the vesting of the NQSOs that were outstanding as of December 31, 2017, causing us to accelerate the recognition of $0.3 million in equity–based compensation costs.

Activity related to NQSOs is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	15,575	$203.80
Exercised	(15,575)	203.80
Outstanding at December 31, 2018	—	$—

The fair value of NQSOs vested in 2018 and 2017 was $0.8 million and $0.4 million, respectively.

Restricted Stock Units

An RSU is an award where each unit represents the right to receive the value of one share of our common stock at the date of vesting.  RSUs may be settled by, at our discretion, either the issuance of our common stock, cash or a combination thereof based on the fair market value of the common stock on the date of exercise.

In January 2018, our Board accelerated the vesting of the RSUs that were outstanding as of December 31, 2017, causing us to accelerate the recognition of $0.6 million in equity–based compensation costs.

In August 2018, our Board accelerated the vesting of a portion of the RSUs that were granted to our senior management in 2018, causing us to accelerate the recognition of $5.1 million in equity–based compensation costs.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Activity related to RSUs is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	10,383	$157.00
Granted	622,274	22.78
Vested	(373,740)	23.86
Nonvested at December 31, 2018	258,917	$26.60

The fair value of RSUs granted in 2018 was $14.2 million.  No RSUs were granted in 2017.  The fair value of RSUs vested in 2018 and 2017 was $5.3 million and $0.3 million.

As of December 31, 2018, we had $5.1 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 2.1 years.

Additionally, as of December 31, 2018, we have 0.1 million RSUs that are vested but have not yet settled.  These RSUs were granted to our outside directors in 2018.

Equity–Based Compensation Cost

Equity–based compensation cost is measured at the date of grant based on the calculated fair value of the award and is generally recognized on a straight–line basis over the requisite service period, including those with graded vesting.   Forfeitures are accounted for as they occur.

We recognized equity–based compensation costs of $10.1 million and $1.9 million in 2018 and 2017, respectively.  These costs are included in “Selling, general and administrative expenses” on our consolidated statements of operations.

NOTE 14.  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for all eligible employees of our U.S. operations and a Retirement Registered Saving Plan for all eligible employees of our Canadian operations.  These plans are discretionary and allow for the match of each employee’s contributions up to the maximum allowed under these plans.  For 2018 and 2017, we made no matching contributions and had no expenses related to these plans.

NOTE 15.  INCOME TAXES

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law.  The Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a transition tax of earnings of certain foreign subsidiaries that were previously not subject to U.S. tax and created new income taxes on certain foreign sourced earnings.

Given the significant complexity of the Act and the lack of clear tax and accounting guidance for the Act, the SEC issued Staff Accounting Bulletin (“SAB”) No. 118 which provides guidance of accounting for the tax effects of the Act and allows for adjustments to provisional amounts during a measurement period of up to one year.  In 2017, pursuant to SAB No. 118, we made reasonable estimates related to (i) the remeaurement of U.S. deferred tax balances for the reduction in the tax rate, (ii) the liability for the transition tax and (iii) the taxes accrued relating to the change in permanent reinvestment assertion for unremitted earnings of certain foreign subsidiaries.  As a result, we recognized a net provisional income tax benefit of $8.3 million in 2017 associated with these items, which was offset by a valuation allowance of the same amount.

In 2018, we revised these provisional amounts and recognized no additional income tax benefit.  In determining the measurement period adjustments, we assessed regulatory guidance that was issued to determine the impact on the provisional estimates recognized in 2017. In addition, we gathered information and performed additional analysis on these estimates, including, but not limited to, the amount of earnings and profits subject to the transition tax, the calculation of foreign tax credits, the local tax treatment of future distributions of unremitted earnings and in regard to the remeasurement of U.S. deferred taxes, the filing of our 2017 federal and state income tax returns.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2018, we have completed our accounting for the tax effects of the Act.

The provision for income taxes is comprised of the following for the years ended December 31:

	2018	2017
Current:
U.S.	$—	$—
Foreign	(190)	3,783
Total current	$(190)	$3,783
Deferred:
U.S.	$—	$—
Foreign	2,614	530
Total deferred	2,614	530
Income taxes	$2,424	$4,313

The geographic sources of our loss before income taxes are as follows for the years ended December 31:

	2018	2017
U.S.	$(64,599)	$(33,327)
Foreign	(15,672)	(1,144)
Total	$(80,271)	$(34,471)

The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to the loss before income taxes for the reasons set forth below for the years ended December 31:

	2018	2017
Taxes at the U.S. federal statutory income tax rate	$(16,857)	$(12,065)
Change in federal statutory income tax rate	—	8,272
Nondeductible expenses	3,134	1,398
Change in valuation allowance	21,579	5,299
Effect of foreign operations	(1,654)	1,865
Effect of U.S. operations	(3,778)	—
Other	—	(456)
Provision for income taxes	$2,424	$4,313

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of our temporary differences and net operating losses (“NOL”) are as follows for the years ended December 31:

	2018	2017
Deferred tax assets:
Operating loss carryforwards	$36,727	$22,404
Other accrued expenses	6,161	2,226
Tax credit carryforwards	2,240	2,087
Other	3,917	1,537
Total deferred tax asset	49,045	28,254
Valuation allowance	(44,233)	(22,651)
Total deferred tax asset, net	4,812	5,603
Deferred tax liabilities:
Property and equipment	(1,822)	(671)
Intangible assets	(975)	(340)
Total deferred tax liabilities	(2,797)	(1,011)
Net deferred tax asset	$2,015	$4,592

At December 31, 2018, we had approximately $1.4 million of foreign tax credits which will start to expire in 2022 under applicable foreign law and $0.9 million of other credits, the majority of which will expire after 2038 under U.S. tax law.

As of December 31, 2018, we also had U.S. federal tax NOL carryforwards of $98.9 million, which begin to expire in 2034.  These NOL carryforwards, subject to certain requirements and restrictions, including limitations on their use in the event of future ownership changes, may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable.

We record a valuation allowance when it is more likely than not that some portion of all the deferred tax assets will not be utilized.  The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.  At December 31, 2018, $44.2 million of valuation allowances are recorded against various deferred tax assets, including foreign NOLs of $11.2 million, U.S. federal and tax credit carryforwards of $2.2 million and other U.S. NOL carryforwards of $4.8 million.

As of December 31, 2018, we have $1.3 million of deferred tax assets related to foreign NOLs without a valuation allowance as we expect that the deferred tax assets will be realized within the carryforward period.

We have provided no deferred taxes for earnings of certain of our foreign subsidiaries as these earnings have been and, under current plans, will continue to be permanently reinvested in these foreign subsidiaries.

At December 31, 2018, we had $0.2 million of tax liabilities for total gross unrecognized tax benefits related to uncertain tax positions.  The following table presents the changes in our gross unrecognized tax benefits for the years ended December 31:

	2018	2017
Balance at beginning of year	$192	$—
Additions for tax positions taken in prior years	(23)	192
Balance at end of year	$169	$192

We do not expect to recognize any significant increases or decreases in unrecognized tax benefits during the next twelve–month period.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in our provision for income taxes.

We conduct business in more than 15 countries and are subject to income taxes in most taxing jurisdictions in which we operate.  We believe there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows.  We further believe that we have made adequate provision for all income tax uncertainties.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 16.  LOSS PER COMMON SHARE

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

The computation of basic and diluted net loss per share is as follows for the years ended December 31:

2018
Net loss attributable to SAExploration	$(83,600)
Amortization of discount on Series A and Series B preferred stock	(72,762)
Accretion of Series A preferred stock to redemption value	21,376
Dividends on Series A preferred stock	(1,614)
Allocation of earnings to participating securities (1)	—
Loss available to common stockholders of SAExploration	$(136,600)

Weighted average common shares outstanding (basic and diluted)	1,336

Loss per share available to common stockholders of SAExploration (basic and diluted)	$(102.25)

Potentially anti-dilutive shares excluded from diluted loss available to common stockholders of SAExploration (2)	15,083

2017
Net loss attributable to SAExploration	$(40,756)

Weighted average common shares outstanding (basic and diluted)	469

Net loss per share (basic and diluted)	$(86.90)

Potentially anti-dilutive shares excluded from diluted loss per share (2)	26

(1)	Participating securities are not allocated losses as they do not participate in losses.

(2)	Includes warrants, unvested equity–based compensation and the shares underlying our 2023 Notes as their effect, if included, would have been anti–dilutive.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of our financial instruments have been determined at discrete points in time based on relevant market information.  Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and long–term debt.  The carrying amounts of our financial instruments, other than our 2023 Notes, Senior Secured Notes and Senior Notes, approximate fair value because of the short–term nature of the items.

As of December 31, 2018, the estimated aggregate fair value of our 2023 Notes and Senior Notes was $50.7 million, which differs from the aggregate carrying value of $51.0 million.  As our 2023 Notes are not actively traded, the fair value determination of the 2023 Notes is categorized as Level 3 as the valuation was based on valuation techniques when observable market data is not available.  The fair value determination of our Senior Notes is categorized as Level 2 as this valuation used dealer quoted prices in active markets obtained from independent third–party sources.

As of December 31, 2017, the estimated aggregate fair value of our Senior Secured Notes and Senior Notes was $32.3 million, which differs from the aggregate carrying value of $86.9 million.  These fair value determinations are categorized as Level 2 as these valuations used dealer quoted prices in active markets obtained from independent third–party sources.

NOTE 18.  OTHER SUPPLEMENTAL INFORMATION

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are recorded in our consolidated balance sheets as follows at December 31:

	2018	2017
Cash and cash equivalents	$7,192	$3,613
Restricted cash	271	41
Total cash, cash equivalents and restricted cash	$7,463	$3,654

Restricted cash primarily consists of cash collateral for labor claims, office rental and cash in another country restricted by exchange control regulations.

Accounts Receivable, net

Total accounts receivable, net is comprised of the following at December 31:

	2018	2017
Trade receivables	$95,219	$82,115
Other receivables	1,977	2,104
Total accounts receivable	97,196	84,219
Less: allowance for doubtful accounts	(19,533)	(12)
Total accounts receivable, net	77,663	84,207
Current accounts receivable, net	24,859	6,105
Long-term accounts receivable, net	$52,804	$78,102

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Accrued Liabilities

Accrued liabilities are comprised of the following at December 31:

	2018	2017
Accrued payroll liabilities	$3,622	$2,781
Accrued interest	306	1,877
Other accrued liabilities	6,570	1,653
Total accrued liabilities	$10,498	$6,311

Other accrued liabilities primarily consist of accruals for project related expenses.

Supplemental Cash Flows Information

Supplemental cash flows information is as follows for the years ended December 31:

	2018	2017
Cash paid for interest	$9,412	$6,154
Cash paid for income taxes	2,487	7,668

Noncash Transactions

Noncash transactions are as follows at December 31:

	2018	2017
Costs to issue stock included in prepaid expenses and other current assets	$1,442	$—
Costs for additions to property and equipment acquired in a capital lease	1,504	—
Costs for additions to property and equipment in accounts payable	—	49
Costs to issue debt included in accounts payable	—	550

NOTE 19.  RELATED PARTY TRANSACTIONS

Mr. Hastings, our Chief Executive Officer and Chairman of the Board of Directors, owns and controls Speculative Seismic Investments, LLC (“SSI”), which holds 1,350 shares of our common stock, and controls CLCH, LLC, which holds 1,201 shares of our common stock.

As of December 31, 2018, SSI is a lender under our senior loan facility in the principal amount of $0.6 million.  Mr. Hastings is also a lender under our credit facility in the principal amount of $0.8 million and was an initial purchaser of our 2023 Notes in the principal amount of $1.0 million.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 20.  GEOGRAPHIC AND RELATED INFORMATION

The following table presents consolidated revenue from services based on the location of the services provided for the years ended December 31, and long–lived assets, which includes property and equipment, goodwill, intangible assets and other assets, by its geographic location at December 31:

	Revenue from Services		Long-Lived Assets
	2018	2017	2018	2017
North America:
United States	$45,657	$40,504	$39,068	$33,647
Canada	20,810	14,459	3,888	3,625
Total	66,467	54,963	42,956	37,272
South America:
Colombia	22,443	30,268	185	1,396
Other	881	2,404	62	1,844
Total	23,324	32,672	247	3,240
Asia Pacific:
New Zealand	—	4,266	—	—
Other	4,813	—	599	471
Total	4,813	4,266	599	471
West Africa:
Nigeria	—	35,121	—	—
Total	—	35,121	—	—
Consolidated	$94,604	$127,022	$43,802	$40,983

NOTE 21.  SUPPLEMENTAL GUARANTOR INFORMATION

Our 2023 Notes and Senior Notes are fully and unconditionally guaranteed, jointly and severally, by all our wholly–owned U.S. subsidiaries (collectively, the “Guarantors”), and not by any of our foreign subsidiaries.  Supplemental condensed consolidating financial information, including such information for the Guarantors, is presented below.

The following financial information should be read in conjunction with the consolidated financial statements herein.  The financial information may not necessarily be indicative of financial position, results of operations or cash flows had the non–guarantor subsidiaries operated as independent entities.

Investments in subsidiaries are presented using the equity method of accounting.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.  Separate financial statements of the Guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Condensed Consolidated Balance Sheets

	December 31, 2018
	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$28	$4,223	$2,941	$—	$7,192
Restricted cash	—	—	271	—	271
Accounts receivable, net	—	16,520	8,339	—	24,859
Deferred costs on contracts	—	3,491	226	—	3,717
Prepaid expenses and other current assets	63	460	2,290	—	2,813
Total current assets	91	24,694	14,067	—	38,852

Property and equipment, net	—	32,839	2,495	—	35,334
Investment in subsidiaries	(101,642)	33,628	7,499	60,515	—
Intercompany receivables	183,675	—	—	(183,675)	—
Goodwill	—	—	1,687	—	1,687
Intangible assets, net	—	3,541	525	—	4,066
Long-term accounts receivable, net	—	52,804	—	—	52,804
Deferred income taxes	—	—	2,015	—	2,015
Other assets	2,448	239	28	—	2,715
Total assets	$84,572	$147,745	$28,316	$(123,160)	$137,473

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$289	$6,572	$3,242	$—	$10,103
Accrued liabilities	906	6,761	2,831	—	10,498
Income and other taxes payable	210	359	2,762	—	3,331
Current portion of long-term debt	6,953	884	—	—	7,837
Deferred revenue	—	4,298	—	—	4,298
Total current liabilities	8,358	18,874	8,835	—	36,067

Intercompany payables	—	126,678	56,998	(183,676)	—
Long-term debt	73,094	12,559	—	—	85,653
Other long–term liabilities	300	—	80	—	380

Stockholders’ equity (deficit):
Common stock	—	—	168	(168)	—
Additional paid–in capital	232,661	43,861	22,109	(65,970)	232,661
Accumulated deficit	(227,975)	(58,452)	(56,839)	126,654	(216,612)
Accumulated other comprehensive loss	—	—	(3,035)	—	(3,035)
Treasury stock, at cost	(1,866)	—	—	—	(1,866)
SAExploration stockholders’ equity (deficit)	2,820	(14,591)	(37,597)	60,516	11,148
Noncontrolling interest	—	4,225	—	—	4,225
Total stockholders’ equity (deficit)	2,820	(10,366)	(37,597)	60,516	15,373
Total liabilities and stockholders’ equity (deficit)	$84,572	$147,745	$28,316	$(123,160)	$137,473

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

	December 31, 2017
	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8	$1,097	$2,508	$—	$3,613
Restricted cash	—	—	41	—	41
Accounts receivable, net	—	322	5,783	—	6,105
Deferred costs on contracts	—	144	1,636	—	1,780
Prepaid expenses and other current assets	3,162	240	3,320	—	6,722
Total current assets	3,170	1,803	13,288	—	18,261

Property and equipment, net	—	28,143	4,803	—	32,946
Investment in subsidiaries	(32,901)	51,210	7,500	(25,809)	—
Intercompany receivables	134,502	—	—	(134,502)	—
Goodwill	—	—	1,832	—	1,832
Intangible assets, net	—	—	671	—	671
Long-term accounts receivable, net	—	78,102	—	—	78,102
Deferred income taxes	—	—	4,592	—	4,592
Other assets	5,352	150	32	—	5,534
Total assets	$110,123	$159,408	$32,718	$(160,311)	$141,938

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,782	$590	$2,179	$—	$4,551
Accrued liabilities	1,885	2,223	2,203	—	6,311
Income and other taxes payable	10	24	7,853	—	7,887
Current portion of long-term debt	995	—	—	—	995
Deferred revenue	—	—	1,477	—	1,477
Total current liabilities	4,672	2,837	13,712	—	21,221

Intercompany payables	—	93,200	41,302	(134,502)	—
Long-term debt	115,897	4,401	—	—	120,298
Other long-term liabilities	300	250	58	—	608

Stockholders’ (deficit) equity
Common stock	—	—	—	—	—
Additional paid–in capital	133,742	43,861	22,057	(65,918)	133,742
(Accumulated deficit) retained earnings	(144,375)	10,289	(39,329)	40,109	(133,306)
Accumulated other comprehensive loss	—	—	(5,082)	—	(5,082)
Treasury stock, at cost	(113)	—	—	—	(113)
SAExploration stockholders' (deficit) equity	(10,746)	54,150	(22,354)	(25,809)	(4,759)
Noncontrolling interest	—	4,570	—	—	4,570
Total stockholders’ (deficit) equity	(10,746)	58,720	(22,354)	(25,809)	(189)
Total liabilities and stockholders’ (deficit) equity	$110,123	$159,408	$32,718	$(160,311)	$141,938

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2018
	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenue from services	$—	$48,346	$46,258	$—	$94,604
Cost of services	—	42,284	43,781	—	86,065
Depreciation and amortization	—	8,247	2,864	—	11,111
Gross loss	—	(2,185)	(387)	—	(2,572)

Selling, general and administrative expenses	14,743	34,221	10,969	—	59,933

Operating loss	(14,743)	(36,406)	(11,356)	—	(62,505)

Other income (expense), net	53	(13,483)	(4,336)	—	(17,766)

Loss before income taxes and equity in loss of affiliates	(14,690)	(49,889)	(15,692)	—	(80,271)

Income taxes	169	143	2,112	—	2,424

Loss before equity in loss of affiliates	(14,859)	(50,032)	(17,804)	—	(82,695)

Equity in loss of affiliates	(68,741)	(17,804)	—	86,545	—

Net loss	(83,600)	(67,836)	(17,804)	86,545	(82,695)

Less: net income attributable to noncontrolling interest	—	905	—	—	905

Net loss attributable to SAExploration	$(83,600)	$(68,741)	$(17,804)	$86,545	$(83,600)

Comprehensive loss	$(83,600)	$(67,836)	$(15,757)	$86,545	$(80,648)

Less: comprehensive income attributable to noncontrolling interest	—	905	—	—	905

Comprehensive loss attributable to SAExploration	$(83,600)	$(68,741)	$(15,757)	$86,545	$(81,553)

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2017
	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenue from services	$—	$75,625	$51,397	$—	$127,022
Cost of services	—	51,244	41,985	—	93,229
Depreciation and amortization	—	8,019	3,706	—	11,725
Gross profit	—	16,362	5,706	—	22,068

Selling, general and administrative expenses	3,943	11,052	10,601	—	25,596

Operating (loss) income	(3,943)	5,310	(4,895)	—	(3,528)

Other expense, net	(16,569)	(13,453)	(921)	—	(30,943)

Loss before income taxes and equity in loss of affiliates	(20,512)	(8,143)	(5,816)	—	(34,471)

Income taxes	(5)	2,760	1,558	—	4,313

Loss before equity in loss of affiliates	(20,507)	(10,903)	(7,374)	—	(38,784)

Equity in loss of affiliates	(20,249)	(7,297)	—	27,546	—

Net loss	(40,756)	(18,200)	(7,374)	27,546	(38,784)

Less: net income (loss) attributable to noncontrolling interest	—	2,049	(77)	—	1,972

Net loss attributable to SAExploration	$(40,756)	$(20,249)	$(7,297)	$27,546	$(40,756)

Comprehensive loss	$(40,756)	$(18,200)	$(7,634)	$27,546	$(39,044)

Less: comprehensive income (loss) attributable to noncontrolling interest	—	2,049	(77)	—	1,972

Comprehensive loss attributable to SAExploration	$(40,756)	$(20,249)	$(7,557)	$27,546	$(41,016)

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2018
	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$(1,853)	$(13,465)	$(13,650)	$—	$(28,968)

Cash flows from investing activities:
Asset purchase	—	(21,749)	—	—	(21,749)
Purchase of property and equipment	—	(1,105)	(157)	—	(1,262)
Proceeds from sale of property and equipment	—	260	550	—	810
Investment in affiliate	—	(222)	—	222	—
Net cash used in (provided by) investing activities	—	(22,816)	393	222	(22,201)

Cash flows from financing activities:
Long-term debt repayments	(2,860)	(56,347)	—	—	(59,207)
Long-term debt borrowings	60,000	63,411	—	—	123,411
Debt issuance costs	(1,167)	(1,548)	—	—	(2,715)
Stock issuance costs	(3,174)	—	—	—	(3,174)
Purchase of treasury stock	(1,753)	—	—	—	(1,753)
Intercompany lending	(49,173)	35,141	14,032	—	—
Contribution from affiliate	—	—	222	(222)	—
Distribution to noncontrolling interest	—	(1,250)	—	—	(1,250)
Net cash provided by financing activities	1,873	39,407	14,254	(222)	55,312

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(334)	—	(334)
Net change in cash, cash equivalents and restricted cash	20	3,126	663	—	3,809
Cash, cash equivalents and restricted cash at the beginning of year	8	1,097	2,549	—	3,654
Cash, cash equivalents and restricted cash at the end of year	$28	$4,223	$3,212	$—	$7,463

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2017
	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$2,750	$3,619	$(6,180)	$(4,742)	$(4,553)

Cash flows from investing activities:
Purchase of property and equipment	—	(1,931)	(739)	—	(2,670)
Proceeds from sale of property and equipment	—	1,850	60	—	1,910
Net cash used in investing activities	—	(81)	(679)	—	(760)

Cash flows from financing activities:
Long-term debt repayments	(614)	(34,836)	(17)	—	(35,467)
Long-term debt borrowings	—	33,401	—	—	33,401
Purchase of treasury stock	(113)	—	—	—	(113)
Intercompany lending	(4,069)	(3,359)	7,428	—	—
Dividend payments to affiliates	—	—	(4,742)	4,742	—
Distribution to noncontrolling interest	—	(1,095)	—	—	(1,095)
Net cash (used in) provided by financing activities	(4,796)	(5,889)	2,669	4,742	(3,274)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	2	243	—	245
Net change in cash, cash equivalents and restricted cash	(2,046)	(2,349)	(3,947)	—	(8,342)
Cash, cash equivalents and restricted cash at the beginning of year	2,054	3,446	6,496	—	11,996
Cash, cash equivalents and restricted cash at the end of year	$8	$1,097	$2,549	$—	$3,654

NOTE 22.  SUBSEQUENT EVENTS (UNAUDITED)

In February 2019, we borrowed an additional $9.7 million under our credit facility and now have $22.0 million outstanding.  We also extended the maturity date of our senior loan facility to January 4, 2021.

As of March 19, 2019, we have issued 0.7 million shares of common stock through the exercise of our Series C warrants, Series D warrants and Series E warrants thus far in 2019.

We evaluated subsequent events for appropriate accounting and disclosure through the date these consolidated financial statements were issued and determined that there were no other material items that required recognition or disclosure in our consolidated financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act.  Our internal control over financial reporting was designed by management, under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information for this item is incorporated by reference to our definitive Proxy Statement in connection with our 2019 annual stockholders’ meeting.

ITEM 11. EXECUTIVE COMPENSATION

Information for this item is incorporated by reference to our definitive Proxy Statement in connection with our 2019 annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information for this item is incorporated by reference to our definitive Proxy Statement in connection with our 2019 annual stockholders’ meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for this item is incorporated by reference to our definitive Proxy Statement in connection with our 2019 annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information for this item is incorporated by reference to our definitive Proxy Statement in connection with our 2019 annual stockholders’ meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this annual report:

(1)	Financial Statements

All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10–K.

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in our consolidated financial statements and related notes thereto.

(3)	Exhibits

The exhibits listed below are filed or furnished as part of this Annual Report on Form 10–K:

2.1

Agreement and Plan of Reorganization dated as of December 10, 2012, by and among Trio Merger Corp., Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC (incorporated by reference from Exhibit 2.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on December 11, 2012)

2.2

First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among Trio Merger Corp., Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC (incorporated by reference from Exhibit 2.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on May 28, 2013)

2.3

Restructuring Support Agreement dated as of June 13, 2016, among SAExpoloration Holdings, Inc., the members of management identified therein and the supporting holders identified therein (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on June 13, 2016)

2.4

Restructuring Support Agreement dated as of December 19, 2017, by and among SAExploration Holdings, Inc., certain subsidiaries of SAExplorations Holdings, Inc., the members of management identified therein and the supporting holders identified therein (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on December 20, 2017)

2.5

Asset Purchase Agreement dated as of June 26, 2018 by and among Geokinetics Inc., Geokinetics Holdings USA, Inc., Geokinetics Processing, Inc., Geokinetics USA, Inc., Advanced Seismic Technology, Inc., Geokinetics International Holdings, Inc., Geokinetics International, Inc., Geokinetics (Australia) PTY Ltd., Geokinetics Exploration, Inc. and SAExploration, Inc. (incorporated by reference from Exhibit 2.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on July 2, 2018)

2.6

Amendment No. 1, dated as of July 25, 2018, to Asset Purchase Agreement dated as of June 26, 2018 by and among Geokinetics Inc., Geokinetics Holdings USA, Inc., Geokinetics Processing, Inc., Geokinetics USA, Inc., Advanced Seismic Technology, Inc., Geokinetics International Holdings, Inc., Geokinetics International, Inc., Geokinetics (Australia) PTY Ltd., Geokinetics Exploration, Inc. and SAExploration Acquisitions (U.S.), LLC. (incorporated by reference from Exhibit 2.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on July 30, 2018)

3.1

Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K/A filed with the SEC on September 9, 2016)

3.2

Certificate of Amendment to Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 8, 2018)

3.3

Second Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of SAExploration Holdings, Inc. (incorporated by reference from Exhibit 3.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 19, 2018)

3.4

Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of SAExploration Holdings, Inc. (incorporated by reference from Exhibit 3.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 19, 2018)

3.5

Fourth Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of SAExploration Holdings, Inc. (incorporated by reference from Exhibit 3.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 29, 2018)

3.6	Second Amended and Restated By–Laws (incorporated by reference from Exhibit 3.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

3.7	Amendment No. 1 to Second Amended and Restated By–Laws (incorporated by reference from Exhibit 3.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 8, 2018)

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on June 28, 2013)

4.2

Indenture, dated July 27, 2016, by and among SAExploration Holdings, Inc., the guarantors named therein and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent (incorporated by reference from Exhibit 4.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

4.3

Notation of Guarantee executed July 27, 2016, among SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (incorporated by reference from Exhibit 4.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

4.4

First Supplemental Indenture, dated January 26, 2018, to Indenture dated July 27, 2016 by and among SAExploration Holdings, Inc., the guarantors named therein and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent (incorporated by reference from Exhibit 4.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on February 1, 2018)

4.5

Indenture, dated as of September 26, 2018, between SAExploration Holdings, Inc., the Guarantors from time to time party thereto and Wilmington Savings Fund Society, FSB, as Trustee and Collateral Trustee (incorporated by reference from Exhibit 4.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

4.6

Warrant Agreement, dated as of July 27, 2016 between SAExploration Holdings, Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

4.7

Warrant Agreement, dated as of January 29, 2018, between SAExploration Holdings, Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent and the form of Series C Warrant Certificates (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on February 1, 2018)

4.8

Warrant Agreement, dated as of March 8, 2018, between SAExploration Holdings, Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent and the form of Series D Warrant Certificates (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 8, 2018)

4.9

Warrant Agreement dated as of September 6, 2018 between SAExploration Holdings, Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent and the form of Series E Warrant Certificates (incorporated by reference from Exhibit 4.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 11, 2018)

4.10

Registration Rights Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and CLCH, LLC (incorporated by reference from Exhibit 10.7 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on June 28, 2013)

4.11

Registration Rights Agreement dated July 27, 2016, between SAExploration Holdings, Inc. and the holders named therein (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

4.12

First Amendment dated as of August 25, 2016 to Registration Rights Agreement dated July 27, 2016, between SAExploration Holdings, Inc. and the holders named therein (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 25, 2016)

4.13

Registration Rights Agreement, dated January 29, 2018, by and among SAExploration Holdings, Inc. and the holders named therein (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on February 1, 2018)

4.14

Registration Rights Agreement, dated as of September 26, 2018, by and among SAExploration Holdings, Inc. and the Purchasers party thereto (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.1	Form of Indemnification Agreement (incorporated by reference From Exhibit 10.8 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on June 28, 2013)

10.2

Third Amended and Restated Credit and Security Agreement, dated as of September 26, 2018, among SAExploration, Inc., as Borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto and Cantor Fitzgerald Securities, as ABL Agent (incorporated by reference from Exhibit 10.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.3*

Amendment No. 1 to Third Amended and Restated Credit and Security Agreement, dated as of January 25, 2019, among SAExploration, Inc., as Borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto and Cantor Fitzgerald Securities, as ABL Agent

10.4

Term Loan and Security Agreement, dated as of June 29, 2016, by and among SAExploration Holdings, Inc., as borrower, the guarantors named therein, as guarantors, the lenders, from time to time party thereto, as lenders and Delaware Trust Company, as collateral agent and administrative agent (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on July 1, 2016)

10.5

Amended and Restated Intercreditor Agreement, dated as of June 29, 2016, by and among Wells Fargo Bank, National Association, as lender and collateral agent, Wilmington Savings Fund Society, FSB, as trustee and collateral agent, Delaware Trust Company, as administrative agent, collateral agent and, upon execution of an additional indebtedness joinder and designation, the additional noteholder agent (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on July 1, 2016)

10.6

Amendment No. 1 dated as of October 24, 2016 to Term Loan and Security Agreement, dated as of June 29, 2016 (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 27, 2016)

10.7

Amendment No. 2 dated as of September 8, 2017 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 14, 2017)

10.8

Amendment No. 3 dated as of February 28, 2018 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 2, 2018)

10.9

Amendment No. 4 dated as of July 25, 2018 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on July 30, 2018)

10.10

Amendment No. 5 dated as of September 26, 2018 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.6 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.11*	Amendment No. 6 dated as of January 25, 2019 to Term Loan and Security Agreement

10.12

Amendment No. 7 dated as of March 5, 2019 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 8, 2019)

10.13

Security Agreement, dated July 27, 2016, by and among SAExploration Holdings, Inc., the guarantors named therein and Wilmington Savings Fund Society, FSB, as noteholder collateral agent (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

10.14

Additional Indebtedness Joinder and Designation, dated as of July 27, 2016, by and among Wells Fargo Bank, National Association, as ABL Agent, Wilmington Savings Fund Society, FSB, as Existing Noteholder Agent, Delaware Trust Company, as Term Agent, and Wilmington Savings Fund Society, FSB, as Additional Noteholder Agent (incorporated by reference from Exhibit 4.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

10.15

Amendment No. 1, dated as of January 26, 2018, to Security Agreement dated July 27, 2016, by and among SAExploration Holdings, Inc., the Guarantors named therein and Wilmington Savings Fund Society, FSB, as noteholder collateral agent (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on February 1, 2018)

10.16

Note Purchase Agreement, dated as of September 26, 2018, between SAExploration Holdings, Inc. and the Purchasers party thereto (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.17

Pledge and Security Agreement, dated as of September 26, 2018, by and among SAExploration Holdings, Inc. and certain of its subsidiaries in favor of Wilmington Savings Fund Society, FSB, as Collateral Trustee (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.18*

Amendment No. 1 to Pledge and Security Agreement, dated as of January 25, 2019 by and among SAExploration Holdings, Inc. and certain of its subsidiaries in favor of Wilmington Saving Fund Society, FSB, as Collateral Trustee

10.19

Intercreditor Agreement, dated as of September 26, 2018, among Cantor Fitzgerald Securities, as ABL Agent, Delaware Trust Company, as Term Agent and Wilmington Savings Fund Society, FSB, as Convertible Noteholder Trustee, and acknowledged and consented to by SAExploration Holdings, Inc. and certain of its subsidiaries (incorporated by reference from Exhibit 10.5 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.20	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

10.21+

Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Jeff Hastings (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 9, 2016)

10.22+

First Amendment to Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Jeff Hastings (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on August 21, 2017)

10.23+

Second Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between SAExploration Holdings, Inc. and Jeff Hastings (incorporated by reference from Exhibit 10.20 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 16, 2018)

10.24+

Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Brian Beatty (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 9, 2016)

10.25+

First Amendment to Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Brian Beatty (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on August 21, 2017)

10.26+

Second Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between SAExploration Holdings, Inc. and Brian Beatty (incorporated by reference from Exhibit 10.23 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 16, 2018)

10.27+

Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Brent Whiteley (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 9, 2016)

10.28+

First Amendment to Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Brent Whiteley (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on August 21, 2017)

10.29+

Second Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between SAExploration Holdings, Inc. and Brent Whiteley (incorporated by reference from Exhibit 10.26 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 16, 2018)

10.30+

Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Mike Scott (incorporated by reference from Exhibit 10.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 9, 2016)

10.31+

First Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between SAExploration Holdings, Inc. and Mike Scott (incorporated by reference from Exhibit 10.28 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 16, 2018)

10.32+

Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Darin Silvernagle (incorporated by reference from Exhibit 10.5 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 9, 2016)

10.33+

First Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between SAExploration Holdings Inc. and Darin Silvernagle (incorporated by reference from Exhibit 10.30 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 16, 2018)

10.34+

Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings Inc. and Ryan Abney (incorporated by reference from Exhibit 10.6 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 9, 2016)

10.35+

First Amendment to Executive Employment Agreement, dated November 10, 2016, by and between SAExploration Holdings, Inc. and Ryan Abney (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 15, 2016)

10.36+

Second Amendment to Executive Employment Agreement, dated January 29, 2018, by and between SAExploration Holdings, Inc. and Ryan Abney (incorporated by reference from Exhibit 10.33 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 16, 2018)

10.37+	Amended and Restated 2018 Long–Term Incentive Plan (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 14, 2018)

10.38+

Amendment to Amended and Restated 2018 Long–Term Incentive Plan (incorporated by reference from Exhibit 10.1 to SAExploration Holdings Inc.’s Current Report on Form 8–K filed with the SEC on October 19, 2018)

14.1	Code of Ethics

21.1*	List of subsidiaries

23.1*	Consent of Pannell Kerr Forster of Texas, P.C.

31.1*	Rule 13a–14(a) Certification of Chief Executive Officer

31.2*	Rule 13a–14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101*	Interactive Data Files

__________

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAExploration Holdings, Inc.

Date: March 25, 2019	By:	/s/ Brent Whiteley
Brent Whiteley
Chief Financial Officer, General Counsel and Secretary

POWER OF ATTORNEY

The undersigned directors and officers of SAExploration Holdings, Inc. hereby constitute and appoint Jeff Hastings and Brent Whiteley, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys–in–fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10–K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys–in–fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeff Hastings	Chief Executive Officer and Chairman of the Board	March 25, 2019
Jeff Hastings	(principal executive officer)

/s/ Brian Beatty	Chief Operating Officer and Director	March 25, 2019
Brian Beatty

/s/ Brent Whiteley	Chief Financial Officer, General Counsel, and Secretary	March 25, 2019
Brent Whiteley	(principal financial officer and principal accounting officer)

/s/ L. Melvin Cooper	Director	March 25, 2019
L. Melvin Cooper

/s/ Gary Dalton	Director	March 25, 2019
Gary Dalton

/s/ Michael Faust	Director	March 25, 2019
Michael Faust

/s/ Alan B. Menkes	Director	March 25, 2019
Alan B. Menkes

/s/ Jacob Mercer	Director	March 25, 2019
Jacob Mercer