Form 10-Q
period 2019-03-31
SAExploration Holdings, Inc.
filed 2019-05-14
CIK 1514732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	SAEX	NASDAQ Capital Market

As of May 8, 2019, the registrant has 4,290,697 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAExploration Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$9,100	$7,192
Restricted cash	257	271
Accounts receivable, net	71,490	24,859
Deferred costs on contracts	5,273	3,717
Prepaid expenses and other current assets	2,173	2,813
Total current assets	88,293	38,852

Property and equipment, net of accumulated depreciation and amortization of $84,617 and $81,904, respectively	32,913	35,334
Operating lease right-of-use assets	9,000	—
Goodwill	1,722	1,687
Intangible assets, net of accumulated amortization of $1,017 and $932, respectively	3,993	4,066
Long-term accounts receivable, net	52,804	52,804
Deferred income taxes	566	2,015
Other assets	2,417	2,715
Total assets	$191,708	$137,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,510	$10,103
Accrued liabilities	20,184	10,498
Income and other taxes payable	5,398	3,331
Operating lease liabilities	3,493	—
Current portion of long-term debt and finance leases	7,866	7,837
Deferred revenue	1,471	4,298
Total current liabilities	68,922	36,067

Long-term debt and finance leases	95,701	85,653
Other long-term liabilities	5,902	380

Commitments and contingencies

Stockholders' equity:
Common stock, 4,082,187 and 3,100,496 shares outstanding, respectively	—	—
Additional paid-in capital	234,039	232,661
Accumulated deficit	(212,798)	(216,612)
Accumulated other comprehensive loss	(3,076)	(3,035)
Treasury stock, at cost, 111,670 and 111,245 shares, respectively	(1,866)	(1,866)
SAExploration stockholders’ equity	16,299	11,148
Noncontrolling interest	4,884	4,225
Total stockholders’ equity	21,183	15,373
Total liabilities and stockholders’ equity	$191,708	$137,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue from services	$93,393	$37,123
Cost of services	70,205	26,005
Depreciation and amortization	2,862	2,421
Gross profit	20,326	8,697

Selling, general and administrative expenses	8,628	6,377

Operating income	11,698	2,320

Other (expense) income, net:
Interest expense, net	(3,497)	(3,141)
Foreign exchange gain (loss), net	127	(174)
Other income, net	13	145
Total other expense, net	(3,357)	(3,170)

Income (loss) before income taxes	8,341	(850)

Income taxes	3,118	624

Net income (loss)	5,223	(1,474)

Less: net income attributable to noncontrolling interest	1,409	835

Net income (loss) attributable to SAExploration	$3,814	$(2,309)

Earnings (loss) per common share:
Basic	$0.50	$(92.06)
Diluted	$0.26	$(92.06)

Weighted average common shares outstanding:
Basic	3,689	535
Diluted	14,129	535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$5,223	$(1,474)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(41)	588
Comprehensive income (loss)	5,182	(886)
Less comprehensive income attributable to noncontrolling interest	1,409	835
Comprehensive income (loss) attributable to SAExploration	$3,773	$(1,721)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2018	$—	$232,661	$(216,612)	$(3,035)	$(1,866)	$11,148	$4,225	$15,373
Net income	—	—	3,814	—	—	3,814	1,409	5,223
Other comprehensive loss	—	—	—	(41)	—	(41)	—	(41)
Issuance of common stock	—	578	—	—	—	578	—	578
Equity-based compensation cost	—	800	—	—	—	800	—	800
Distribution to noncontrolling interest	—	—	—	—	—	—	(750)	(750)
Balance at March 31, 2019	$—	$234,039	$(212,798)	$(3,076)	$(1,866)	$16,299	$4,884	$21,183

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2017	$—	$133,742	$(133,306)	$(5,082)	$(113)	$(4,759)	$4,570	$(189)
Adoption of ASU 2016-16	—	—	294	—	—	294	—	294
Net (loss) income	—	—	(2,309)	—	—	(2,309)	835	(1,474)
Other comprehensive income	—	—	—	588	—	588	—	588
Equity-based compensation cost	—	1,053	—	—	—	1,053	—	1,053
Purchase of treasury stock	—	—	—	—	(175)	(175)	—	(175)
Common stock issued in debt exchange	—	472	—	—	—	472	—	472
Discount on Series A preferred stock issued in debt exchange	—	61,971	—	—	—	61,971	—	61,971
Accretion of discount on Series A preferred stock	—	(34,404)	—	—	—	(34,404)	—	(34,404)
Accretion of Series A preferred stock to redemption value	—	(1,291)	—	—	—	(1,291)	—	(1,291)
Dividend on Series A preferred stock	—	(456)	—	—	—	(456)	—	(456)
Series B preferred stock issued in debt exchange	—	10,791	—	—	—	10,791	—	10,791
Discount on Series B preferred stock issued in debt exchange	—	(10,791)	—	—	—	(10,791)	—	(10,791)
Accretion of discount on Series B preferred stock	—	10,791	—	—	—	10,791	—	10,791
Conversion of Series B preferred stock	—	(22,981)	—	—	—	(22,981)	—	(22,981)
Common stock and Series D warrants issued in conversion of Series B preferred stock	—	22,981	—	—	—	22,981	—	22,981
Series C warrants issued in debt exchange	—	4,810	—	—	—	4,810	—	4,810
Stock issuance costs	—	(1,026)	—	—	—	(1,026)	—	(1,026)
Balance at March 31, 2018	$—	$175,662	$(135,321)	$(4,494)	$(288)	$35,559	$5,405	$40,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income (loss)	$5,223	$(1,474)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,032	2,499
Equity-based compensation cost	800	1,053
Gain on disposal of property and equipment	(1,274)	(181)
Provision for doubtful accounts	941	—
Amortization of loan issuance costs and debt discounts	921	1,229
Unrealized (gain) loss on foreign currency transactions	(255)	213
Gain on debt extinguishment	—	(53)
Deferred taxes	1,476	—
Changes in operating assets and liabilities	(18,758)	(5,150)
Net cash used in operating activities	(7,894)	(1,864)

Cash flows from investing activities:
Purchase of property and equipment	(327)	(134)
Proceeds from sale of property and equipment	1,278	182
Net cash provided by investing activities	951	48

Cash flows from financing activities:
Long-term debt and finance lease repayments	(210)	(995)
Long-term debt borrowings	9,666	15,000
Proceeds from issuance of common stock	100	—
Stock issuance costs	—	(2,179)
Purchase of treasury stock	—	(175)
Distribution to noncontrolling interest	(750)	—
Net cash provided by financing activities	8,806	11,651

Effect of exchange rate changes on cash, cash equivalents and restricted cash	31	(77)
Net change in cash, cash equivalents and restricted cash	1,894	9,758
Cash, cash equivalents and restricted cash at the beginning of year	7,463	3,654
Cash, cash equivalents and restricted cash at the end of period	$9,357	$13,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

SAExploration Holdings, Inc. (“we,” “our” or “us) is a full–service provider of seismic data acquisition, logistical support, processing and integrated reservoir geosciences services in North America, South America, Asia Pacific, West Africa and the Middle East to customers in the oil and natural gas industry.

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

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein include our accounts and those of our subsidiaries, which are wholly–owned or controlled by us, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) for a fair presentation of the interim periods.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of our Annual Report on Form 10–K for the year ended December 31, 2018.

All intercompany accounts and transaction have been eliminated in consolidation.  In the Notes to Unaudited Condensed Consolidated Financial Statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

Recently Adopted Accounting Pronouncements

On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016–02, Leasing, as amended by ASU 2018–10, Codification Improvements to Topic 842, ASU 2018–11, Targeted Improvements, and 2019–01, Codification Improvements.  These ASUs required the recognition of lease assets and lease liabilities for virtually all leases and required disclosure of key information about leasing arrangements.  We elected to adopt these new standards using the modified retrospective method of transition for all leases existing at or commencing after the date of initial application.

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

The adoption of the new standards had a material impact on our unaudited condensed consolidated balance sheet, with the most significant being the recognition of operating lease right–o-use (“ROU”) assets and operating lease liabilities of $10.0 million and $10.0 million, respectively.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The standard did not materially impact our unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows.

New Accounting Standards to be Adopted

No new accounting pronouncements issued or effective during the three months ended March 31, 2019 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 2.  LONG–TERM ACCOUNTS RECEIVABLE, NET

As of March 31, 2019, we have a $52.8 million receivable, net of an allowance for doubtful accounts of $19.0 million, from one customer.  This is our largest accounts receivable, constitutes the majority of our outstanding accounts receivable and is the largest single asset on our unaudited condensed consolidated balance sheet.  We have classified this receivable as long–term because of the length of time we expect it will take for us to collect on it.

Our customer had historically relied on the monetization of exploration tax credits under a State of Alaska tax credit program (the “Tax Credits”), which monetization was accomplished by receipt of payments from Alaska or from third party financing sources.  However, falling oil and natural gas prices have substantially reduced Alaska’s revenue from production taxes resulting in Alaska paying only statutorily established minimum amount of appropriations for Tax Credit certificates in the last several fiscal years rather than the amount to pay all the prior year’s Tax Credit certificates.  In an effort to satisfy the accounts receivable, our customer originally assigned to us $89.0 million of Tax Credit certificates and applications.  As of March 31, 2019, we have monetized approximately $17.6 million of Tax Credit certificates and have an estimated $60.8 million of Tax Credit certificates and applications remaining for future monetization, net of actual and estimated audit adjustments related to issued and anticipated Tax Credit certificates.

Although our customer has been successful in prior years in licensing and selling the seismic data, we believe that it is unlikely that the customer will be able to fully satisfy the receivable directly and we continue to pursue other options to monetize the Tax Credits.  At this time, we believe that the most likely path to monetize the Tax Credit certificates may be from proceeds that Alaska recognizes from selling bonds, which legislation was passed in June 2018.  This path, however, has complexities and risks.  A lawsuit was filed asserting constitutional challenges to Alaska’s ability to issue the bonds; however, the Attorney General issued an opinion that the issuance of the bonds is not prohibited by the Alaskan constitution and an Alaskan Superior Court judge threw out the lawsuit challenging the constitutionality of the issuance of bonds.  An appeal of the Superior Court’s ruling to the Alaska Supreme Court has been made.  The Revenue Department of the State of Alaska has indicated, however, that until the courts have resolved the legal issues, it will not go into the bond markets.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 3.  LONG–TERM DEBT AND FINANCE LEASES

Long–term debt and finance leases consisted of the following:

	March 31, 2019	December 31, 2018
Credit facility:
Principal outstanding	$22,000	$12,334
Unamortized debt issuance costs	(113)	(125)
Carrying amount	21,887	12,209

Senior loan facility - principal outstanding	29,000	29,000

6% senior secured convertible notes due 2023:
Principal outstanding	60,000	60,000
Unamortized debt discount and debt issuance costs	(15,297)	(15,906)
Carrying amount	44,703	44,094

10% senior notes due 2019:
Principal outstanding	6,952	6,957
Unamortized debt issuance costs	1	(4)
Carrying amount	6,953	6,953

Finance leases	1,024	1,234

Total debt	103,567	93,490
Current portion of long-term debt and finance leases	(7,866)	(7,837)
Total long-term debt and finance leases	$95,701	$85,653

In March 2019, the maturity date of our senior loan facility was extended to January 4, 2021.

In the three months ended March 31, 2019, we recorded interest expense of $1.5 million related to the 6% senior secured convertible notes due 2023 (the “2023 Notes”), of which $0.9 million related to contractual interest expense.

The credit agreements and indentures for our credit facility, senior loan facility, 2023 Notes and 10% senior notes due 2019 (the “Senior Notes”) contain certain representations, warranties, covenants and other terms and conditions which are customary for agreements of these types.  As of March 31, 2019, we were in compliance with these covenants.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

We are involved in various disputes or legal actions involving contractual and employment relationships, liability claims, and a variety of other matters arising in the ordinary course of business.  We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements.

NOTE 5.  LEASES

We have entered into various non–cancellable operating and finance lease agreements for certain of our offices, shop and warehouse facilities, equipment and vehicles.  We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our unaudited condensed consolidated financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

Our leases have remaining lease terms ranging from one year to eight years and often include options to extend the lease term for up to 3 years.  Some of our leases also include options to terminate the lease prior to the end of the agreed upon lease

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

term.  For the majority of leases entered into during the current period, we have concluded it is not reasonably certain that we would exercise the options to extend the lease.  Therefore, as of the lease commencement date, our lease terms generally do not include these options.  We include options to extend the lease when it is reasonably certain that we will exercise that option.

Lease expense for operating lease payments is recognized on a straight–line basis over the lease term. Certain operating leases provide for annual increases to lease payments based on an index or rate. We estimate the annual increase in lease payments based on the index or rate at the lease commencement date, for both our historical leases and for new leases commencing after January 1, 2019. Differences between the estimated lease payment and actual payment are expensed as incurred. Lease expense for finance lease payments is recognized as amortization expense of the finance lease ROU asset and interest expense on the finance lease liability over the lease term.

The balances for the operating and finance leases where we are the lessee are presented on our unaudited condensed consolidated balance sheet as follows:

	Classification on Unaudited Condensed Consolidated Balance Sheet	March 31, 2019
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$9,000
Finance lease assets	Property and equipment, net	987
Total lease assets		$9,987

Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$3,493
Finance lease liabilities	Current portion of long-term debt and finance leases	884
Long-term:
Operating lease liabilities	Other long-term liabilities	5,515
Finance lease liabilities	Long-term debt and finance leases	140
Total lease liabilities		$10,032

The components of lease expense on our unaudited condensed consolidated statement of operations are as follows:

Three Months Ended
March 31, 2019
Operating lease expense:
Operating lease expense (1)	$1,340

Finance lease expense:
Amortization of leased assets	$221
Interest on lease liabilities	38
Total finance lease expense	$259

Total lease expense	$1,599

(1)	Includes short–term leases and variable lease costs, both of which are immaterial.

As of March 31, 2019, our operating leases and finance leases have weighted average remaining lease terms of 3.7 years and 1.1 years, respectively, and both our operating leases and finance leases have a weighted average discount rate of 13.0%.

Supplemental cash flows information related to leases where we are the lessee is as follows:

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,340
Financing cash flows from finance leases	210

As of March 31, 2019, the maturities of the liabilities related to our operating leases and finance leases are as follows:

	Operating Leases	Finance Leases
Nine months ended December 31, 2019	$4,062	$745
2020	3,041	361
2021	1,453	—
2022	1,159	—
2023	975	—
Thereafter	1,376	—
Total minimum lease payments	12,066	1,106
Less interest	3,058	82
Present value of lease liabilities	9,008	1,024
Less current lease liabilities	3,493	884
Long-term lease liabilities	$5,515	$140

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 6.  STOCKHOLDERS' EQUITY

As of March 31, 2019, we are authorized to issue 40.0 million shares of common stock with a par value of $0.0001 per share.

The following table presents the changes in the number of shares outstanding:

2019
Shares issued:
Balance as of January 1	3,211
Issue of shares on exercises of Series C warrants	24
Issue of shares on exercises of Series D warrants	24
Issue of shares on exercises of Series E warrants	662
Issue of shares as consideration for services	243
Issue of shares in private placement	30
Balance as of March 31	4,194

Shares held as treasury stock:
Balance as of January 1	111
Purchase of treasury stock	1
Balance as of March 31	112

Shares outstanding as of March 31	4,082

In the three months ended March 31, 2019, 0.5 million, 0.5 million and 13.2 million of our Series C warrants, Series D warrants and Series E warrants, respectively, were exercised.  As of March 31, 2019, 7.5 million, 11.3 million and 54.6 million of our Series C warrants, Series D warrants and Series E warrants, respectively, are outstanding.

In February 2019, we issued 0.2 million shares of common stock as partial consideration for services provided to us related to our acquisition of the assets from Geokinetics, Inc. (“GEOK”).  The shares were valued at $0.5 million.  These shares were sold and issued without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act.

In March 2019, we issued 0.03 million shares of common stock in a private placement.  The shares were valued at $0.1 million based on the closing price of our common stock on the date of issuance.  These shares were sold and issued without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act.

NOTE 7.  REVENUE FROM SERVICES

Deferred Costs on Contracts

In some instances, we incur third party costs that directly relate to the contract to fulfill the contract obligations.  These fulfillment costs are capitalized and amortized consistent with how the related revenue is recognized.  Changes in our deferred costs on contracts are as follows for the three months ended March 31:

	2019	2018
Balance at beginning of year	$3,717	$1,780
Fulfillment costs incurred	4,491	4,553
Amortization of fulfillment costs	(2,935)	(4,058)
Balance at end of period	$5,273	$2,275

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Deferred Revenue

Typically, our mobilization services are paid by the customer at the beginning of the contract while the revenue is recognized as control transfers to the customer, which can result in deferred revenue. Normally all other revenue is billed as work progresses, which generally will not result in significant deferred revenue except in those cases where a large mobilization is required for the contract. Changes in our deferred revenue are as follows for the three months ended March 31:

	2019	2018
Balance at beginning of year	$4,298	$1,477
Cash received, excluding amounts recognized as revenue from services	4,668	257
Amounts recognized as revenue from services	(7,495)	(1,477)
Balance at end of period	$1,471	$257

Disaggregated Revenue

The following table disaggregates our revenue by major source for the three months ended March 31:

	2019			2018
	Turnkey	Term	Total	Turnkey	Term	Total
North America	$25,963	$34,357	$60,320	$23,098	$4,581	$27,679
South America	576	46	622	9,444	—	9,444
Asia Pacific	31,716	735	32,451	—	—	—
Total	$58,255	$35,138	$93,393	$32,542	$4,581	$37,123

Remaining Performance Obligations

As of March 31, 2019, we had $183.9 million of remaining performance obligations.  We expect to recognize revenue of approximately 81% of these performance obligations in 2019 and the remaining approximately 19% in 2020.

NOTE 8.  EQUITY–BASED COMPENSATION

We grant various forms of equity–based compensation to our senior management and directors.  These equity–based awards currently consist of restricted stock units (“RSUs”).

In March 2019, we issued 0.5 million RSUs to our senior management, which vested 50% on April 12, 2019 and the remaining 50% will vest on January 29, 2021, and an additional 0.2 million RSUs, all of which vest on September 29, 2020.  The fair value of the RSUs on the date of grant was $2.5 million.

We recognized equity–based compensation costs of $0.8 million and $1.1 million in the three months ended March 31, 2019 and 2018, respectively.  These costs are included in “Selling, general and administrative expenses” on our unaudited condensed consolidated statements of operations.

As of March 31, 2019, we had $6.8 million of unrecognized equity–based compensation cost, which is expected to be recognized over a weighted average period of 1.8 years.

NOTE 9.  INCOME TAXES

We record income taxes for interim periods on based on an estimated annual effective tax rate.  The estimated annual effective tax rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, and changes to actual or forecasted permanent book to tax differences.

Our effective tax rates were 37.3% and (73.4)% for the three months ended March 31, 2019 and 2018, respectively. The changes in our effective tax rates and the primary reason why these effective tax rates differ from the applicable federal

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

statutory rates are the fluctuations in earnings among the various jurisdictions in which we operate, increases in valuation allowances and foreign tax rate differentials.

NOTE 10.  EARNINGS (LOSS) PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share is as follows for the three months ended March 31:

	2019	2018
Basic earnings (loss) per common share:
Net income (loss) attributable to SAExploration	$3,814	$(2,309)
Amortization of discounts on Series A and Series B preferred stock	—	(45,195)
Accretion of Series A preferred stock to redemption value	—	(1,291)
Dividends on Series A preferred stock	—	(456)
Net earnings (loss) available to common stockholders	3,814	(49,251)
Net earnings allocable to participating securities (1)	(1,967)	—
Net earnings (loss) allocable to common shares	$1,847	$(49,251)

Weighted average common shares outstanding	3,689	535

Basic earnings (loss) per common share	$0.50	$(92.06)

Diluted earnings (loss) per common share:
Net earnings (loss) available to common stockholders	$3,814	$(49,251)
Effect of dilutive securities - 2023 Notes	900	—
Net earnings allocable to participating securities	(1,025)	—
Net earnings (loss) allocable to common shares	$3,689	$(49,251)

Weighted average common shares outstanding	3,689	535
Effect of dilutive securities	10,440	—
Weighted average common shares outstanding, as adjusted	14,129	535

Diluted earnings (loss) per common share	$0.26	$(92.06)

Anti-dilutive securities excluded from diluted earnings (loss) per common share (2)	274	6,315

(1)	Participating securities are not allocated losses as they do not participate in losses.
(2)	Includes warrants and unvested equity–based compensation.

NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of our financial instruments have been determined at discrete points in time based on relevant market information.  Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and long–term debt.  The carrying amounts of our financial instruments, other than our 2023 Notes and Senior Notes, approximate fair value because of the short–term nature of the items.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of March 31, 2019, the estimated aggregate fair values and aggregate carrying values of our 2023 Notes and Senior Notes were $59.4 million and $51.7 million, respectively.  As of December 31, 2018, the estimated aggregate fair values and aggregate carrying values of our 2023 Notes and Senior Notes was $50.7 million $51.0 million, respectively.

As our 2023 Notes are not actively traded, the fair value determination of the 2023 Notes is categorized as Level 3 as the valuation was based on valuation techniques when observable market data is not available.  The fair value determination of our Senior Notes is categorized as Level 2 as this valuation used dealer quoted prices in active markets obtained from independent third–party sources.

NOTE 12.  OTHER SUPPLEMENTAL INFORMATION

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are recorded in our unaudited condensed consolidated balance sheet as follows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$9,100	$7,192
Restricted cash	257	271
Total cash, cash equivalents and restricted cash	$9,357	$7,463

Our restricted cash served as collateral for labor claims, office rental and cash in another country restricted by exchange control regulations.

Accounts Receivable, net

Total accounts receivable, net is comprised of the following:

	March 31, 2019	December 31, 2018
Trade receivables	$142,397	$95,219
Other receivables	2,183	1,977
Total accounts receivable	144,580	97,196
Less: allowance for doubtful accounts	(20,286)	(19,533)
Total accounts receivable, net	124,294	77,663
Current accounts receivable, net	71,490	24,859
Long-term accounts receivable, net	$52,804	$52,804

Accrued Liabilities

Accrued liabilities are comprised of the following:

	March 31, 2019	December 31, 2018
Accrued payroll liabilities	$2,904	$3,622
Accrued interest	342	306
Other accrued liabilities	16,938	6,570
Total accrued liabilities	$20,184	$10,498

Other accrued liabilities primarily consist of accruals for project related expenses.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental Cash Flows Information

Supplemental cash flows information is as follows:

	Three Months Ended March 31,
	2019	2018
Cash paid for interest	$2,540	$3,267
Cash paid for income taxes	(273)	903

Noncash Transactions

Supplemental noncash transactions are as follows:

	As of March 31,
	2019	2018
Costs to issue stock included in prepaid expenses and other current assets	$—	$1,442
Common stock and preferred stock issued to retire long-term debt	—	73,234
Costs for additions to property and equipment in accounts payable	156	—
Proceeds from issuance of common stock in accrued liabilties	478	—
Costs to issue stock included in accounts payable	—	899

NOTE 13.  RELATED PARTY TRANSACTIONS

Mr. Hastings, our Chief Executive Officer and Chairman of the Board of Directors, owns and control Speculative Seismic Investments, LLC (“SSI”), which was a lender under our senior loan facility in the principal amount of $0.6 million.  In February 2019, SSI assigned its entire principal amount to another unaffiliated lender in a private transaction.  As of March 31, 2019, SSI is no longer a lender under our senior loan facility.

As of March 31, 2019, Mr. Hastings is a lender under our credit facility in the principal amount of $0.5 million and our 2023 Notes in the principal amount of $1.0 million.

NOTE 14.  SUBSEQUENT EVENTS

We evaluated subsequent events for appropriate accounting and disclosure through the date these unaudited condensed consolidated financial statements were issued and determined that there were no material items that required recognition or disclosure in our unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto, as well as our Annual Report on Form 10–K for the year ended December 31, 2018.

OVERVIEW

We are an internationally–focused oilfield services company offering a full range of vertically–integrated seismic data acquisition and logistical support services in North America, South America, Asia Pacific, Africa and the Middle East to the oil and natural gas industry.  Our services include the acquisition of 2D, 3D, time–lapse 4D and multi–component seismic data on land, in transition zones between land and water, and offshore in depths reaching 3,000 meters.  In addition, we offer a full suite of logistical support and in–field data processing services.  We currently provide our services on a proprietary basis only to our customers and the seismic data acquired is owned by our customers.

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

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2019 was $5.2 million compared with a net loss of $1.5 million for the three months ended March 31, 2018.  The significant factors in this change were an increase of $11.6 million in gross profit offset by increases of $2.3 million in selling, general and administrative (“SG&A”) expenses and $2.5 million in income taxes.

Revenue from services in the three months ended March 31, 2019 increased $56.3 million compared with the three months ended March 31, 2018.  In North America, revenue from services increased $32.6 million due to an increase in the number of projects performed in Alaska, as a result of a return to activity on the North Slope, and the increase in market share in the Lower 48.

Revenue from services in South America decreased $8.8 million due to a decrease in the amount of work performed in Colombia offset by an increase in the number of active projects in Mexico.  Activity in Colombia continued to decrease due to a fewer number of active customers.  Revenue from services in Asia Pacific increased $32.5 million primarily due to a large project in India.

Gross profit for the three months ended March 31, 2019 increased $11.6 million compared with the three months ended March 31, 2018. Gross profit as a percentage of revenues was 21.8% for the three months ended March 31, 2019 compared with 23.4% for the three months ended March 31, 2018.  The positive impact on gross profit can be attributed to more favorable pricing when taking into account the fixed costs involved in our projects.

SG&A expenses for the three months ended March 31, 2019 increased $2.3 million compared with the three months ended March 31, 2018, which was primarily attributable to increases in revenue from services and activity.

Other expense, net for the three months ended March 31, 2019 increased $0.2 million compared with the three months ended March 31, 2018 primarily due to $0.4 million increase in interest expense offset by a $0.3 million in increase in foreign currency gain (loss).  Of the $0.4 million increase in interest expense, $1.5 million related to increased interest expense from the 2023 Notes offset by $1.1 million of decreased interest expense from the extension of our senior loan facility in February 2019 and the decrease in long–term debt outstanding from the debt exchange in January 2018.  Of the $0.3 million increase in foreign currency gain (loss), $0.6 million related to an increase in foreign currency gains in Canada offset by a $0.3 million increase in foreign currency losses in Colombia and Brazil.

Income taxes for the three months ended March 31, 2019 increased $2.5 million compared with the three months ended March 31, 2018 primarily due to fluctuations in earnings among the various jurisdictions in which we operate, offset by increases in valuation allowances and increases in foreign tax rate differentials.

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

As of March 31, 2019, we had working capital of $19.4 million compared with $2.8 million as of December 31, 2018. The increase in working capital was related to an $46.6 million increase in accounts receivable, net, partially offset by higher accounts payable and accrued liabilities which are attributable to our increased revenue from services.

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

Over time, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities.  We currently estimate that our capital expenditures for 2019 will not exceed $6.0 million, of which we have spent $0.3 million through March 31, 2019.  This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs but will not allow us to purchase any new technology or upgrade existing capital assets.

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

Long–term Debt

As of March 31, 2019, we have $118.0 million in aggregate principal amount of long–term debt outstanding.  For additional information about our long–term debt, please see “Part I.  Financial Information – Item 1. Financial Statements” contained herein.

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Three Months Ended March 31,
	2019	2018
Operating activities	$(7,894)	$(1,864)
Investing activities	951	48
Financing activities	8,806	11,651

Operating Activities

Cash flows from operating activities used $7.9 million and $1.9 million in the three months ended March 31, 2019 and 2018, respectively. The significant factors in the change were an unfavorable change in working capital offset by increased revenue from services.

Investing Activities

During the three months ended March 31, 2019, cash flows used in investing activities consisted of $0.3 million for the purchase of property and equipment offset by $1.3 million from the sale of excess property and equipment.  During the three months ended March 31, 2018, cash flows provided by investing activities consisted of $0.1 million for the purchase of property and equipment offset by proceeds of $0.2 million from the sale of property and equipment.

Financing Activities

During the three months ended March 31, 2019, cash flows provided by financing activities consisted of $9.7 million of long–term debt borrowings offset by $0.8 million of distributions to our noncontrolling interest.  During the three months ended March 31, 2018, cash flows provided by financing activities consisted of $15.0 million of long–term debt borrowings offset by $1.0 million of long–term debt repayments, $2.2 million of stock issuance costs and $0.2 million of treasury stock purchases.

FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10–Q contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based our forward–looking statements on our current expectations and estimates of future events and trends, which affect or may affect our business and operations.  Although we believe that these forward–looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us.  Many important factors, in addition to the risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2018 may have a material adverse effect on our results as indicated in the following forward–looking statements.  You should read this Quarterly Report on Form 10–Q and the documents that we have filed as exhibits hereto completely and with the understanding that our actual results may be materially different from what we expect.

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

These words “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan to,” “ought,” “could,” “will,” “should,” “likely,” “appear,” “project,” “forecast,” “outlook” or other similar words or phrases are intended to identify forward–looking statements.  These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information.  The forward–looking statements speak only as of the date they were made and, except as required by law, we undertake no obligation to update, amend or clarify any forward–looking statements because of new information, future events or other factors.  All of our forward–looking information involves risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of the risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2018.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15(e) and 15k–15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in the significant risk factors that may affect our business, financial position, results of operations or liquidity as described in the section entitled “Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2018.

ITEM 6.  EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

3.1

Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to SAExploration Holdings, Inc. Current Report on Form 8–K/A filed with the SEC on September 9, 2016)

3.2

Certificate of Amendment to Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on March 8, 2018)

3.3

Second Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 19, 2018)

3.4

Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 19, 2018)

3.5

Fourth Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 29, 2018)

3.6	Second Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on August 1, 2016)

3.7	Amendment No. 1 to Second Amended and Restated By-Laws (incorporated by reference from Exhibit 3.2 to SAExploration Holdings, Inc. Current Report on Form 8–K filed with the SEC on March 8, 2018)

10.1

Amendment No. 1 to Third Amended and Restated Credit and Security Agreement, dated as of January 25, 2019, among SAExploration Inc., as Borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto and Cantor Fitzgerald Securities, as ABL Agent (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 25, 2019)

10.2

Amendment No. 6, dated as of January 25, 2019, to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.11 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 25, 2019)

10.3

Amendment No. 7, dated as of March 5, 2019, to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 8, 2019)

10.4

Amendment No. 1 to Pledge and Security Agreement, dated as of January 25, 2019 (incorporated by reference from Exhibit 10.18 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 25, 2019)

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

Date: May 14, 2019