Form 10-K/A
period 2018-12-31
SAExploration Holdings, Inc.
filed 2020-02-07
CIK 1514732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K/A

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

(281) 258–4400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 Par Value	SAEX	The NASDAQ Capital Market
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10–K/A.

EXPLANATORY NOTE

SAExploration Holdings, Inc. (together with its subsidiaries, “we”, “our” or “us”) is filing this Amendment No. 1 (this “Form 10–K/A”) to amend our Annual Report on Form 10–K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2019 (the “Original Filing”), to amend and restate our consolidated financial statements and related footnote disclosures as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017 (including the unaudited quarterly periods within 2018 and 2017).  In addition, this Form 10–K/A also includes restated selected consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and restated selected consolidated balance sheet data and other financial data as of December 31, 2016, 2015 and 2014 in “Item 6. Selected Financial Data” contained herein.  These consolidated financial statements include our accounts and those of our subsidiaries that are wholly–owned, controlled by us or a variable interest entity (“VIE”) where we are the primary beneficiary.  This Form 10–K/A also amends certain other items in the Original Filing, as listed in “Items Amended in This Filing” below.  In addition, concurrently with the filing of this Form 10–K/A, we are filing (i) an amendment to our Quarterly Report on Form 10–Q for the quarterly period ended March 31, 2019 and (ii) our Quarterly Reports on Form 10–Q for the quarterly periods ended June 30, 2019 and September 30, 2019.

We believe that presenting all of the amended and restated information for the periods described above in this Form 10–K/A allows investors and others to review all pertinent data in a single presentation.  Except for our Quarterly Report on Form 10–Q for the quarterly period ended March 31, 2019, we have not filed and do not intend to file amendments to any of our previously filed Annual Reports on Form 10–K or Quarterly Reports on Form 10–Q for the periods affected by the restatement of our consolidated financial statements as described below.  Accordingly, investors and others should rely only on the financial information and other disclosures regarding the periods described above in this Form 10–K/A and in future filings with the SEC (as applicable), and not rely on any previously issued or filed reports, earnings releases or similar communications relating to the periods affected by the restatement of our consolidated financial statements as described below.

Background of the Restatement

As previously disclosed, the SEC has been conducting an investigation of certain matters, including with respect to revenue recognition, accounts receivable and tax credits. The Department of Justice (the “DOJ”) is conducting a parallel investigation with the SEC. We have been cooperating and will continue to cooperate with the SEC and the DOJ in their investigations.

On August 5, 2019, our Board of Directors (the “Board”) established a special committee of independent directors (the “Special Committee”) to oversee an internal investigation with respect to the SEC investigation and any related matters. In turn, the Special Committee engaged its own legal and forensic accounting advisors, in addition to certain consulting services providers.  Also in August 2019, the Audit Committee undertook an assessment of the accuracy of our historical financial statements and related disclosures that were contained in previously filed periodic reports.

On August 14, 2019, the Audit Committee and the Board concluded that our previously issued consolidated financial statements and financial information relating to each of the fiscal years ended December 31, 2015, 2016, 2017 and 2018, and our condensed consolidated financial statements for the quarters and year–to–date periods ended June 30, 2015 through March 31, 2019 (collectively, the “Non–Reliance Periods”) contained errors, should no longer be relied upon and should be restated, and that other financial information, any earnings releases, investor presentations or other communications related thereto covering the Non–Reliance Periods should also no longer be relied upon. The Audit Committee’s and the Board’s decision to restate our consolidated financial statements for the Non–Reliance Periods arose from our re–evaluation of our relationship with Alaskan Seismic Ventures, LLC (“ASV”), which had not been consolidated into our financial statements. In August 2019, we determined that ASV is a VIE, that we had a controlling financial interest in ASV, and that we are the primary beneficiary of ASV, which, among other factors, required us to consolidate ASV during the Non-Reliance Periods in accordance with GAAP. The Audit Committee discussed this accounting issue with Pannell Kerr Forster of Texas, P.C., our independent registered public accounting firm, and the firm supported this determination.

The Special Committee’s investigation identified that Global Equipment Solutions LLC (“Global Equipment”), one of our vendors in 2015 and 2016, was formed by Brent Whiteley, our former Chief Financial Officer and General Counsel, and controlled by Mr. Whiteley and/or Jeff Hastings, our former Chief Executive Officer. In 2015 and 2016, we paid an aggregate of approximately $12.0 million to Global Equipment pursuant to the following agreements. In August 2011, we entered into an agreement (the “Transfer Agreement”) with NES, LLC (“NES”), pursuant to which NES retained a transfer fee (the

(i)

“Transfer Fee”) in connection with the transfer of a customer contract from NES to us. NES is a legal entity that was previously owned and/or controlled by Mr. Hastings that we subsequently acquired in October 2011. The Transfer Fee was assigned to a separate legal entity controlled by Mr. Hastings prior to our acquisition of NES in October 2011 and was subsequently assigned to Global Equipment.  The authenticity of the Transfer Agreement and the subsequent assignments of the Transfer Fee have not been confirmed. Furthermore, the foregoing agreements and the obligation to pay the Transfer Fee to NES, Global Equipment and/or Mr. Hastings was not disclosed. The payments made to Global Equipment in satisfaction of the purported Transfer Fee were previously recorded as rental expense in 2015 and 2016. These amounts have now been reclassified in our consolidated statement of operations as loss from misappropriation of funds in 2015 and 2016.

Of the approximately $12.0 million paid to Global Equipment, approximately $5.9 million was transferred through entities formed and/or controlled by Mr. Hastings and Mr. Whiteley to ASV as capital contributions in December 2015. This investment in ASV was not disclosed. ASV was formed as a seismic data library company in 2015, and we previously reported revenue from ASV of approximately $57.3 million in 2016 and approximately $83.8 million in 2015.  The remaining approximately $6.1 million paid to Global Equipment was transferred to Mr. Hastings and Mr. Whiteley and/or to entities formed and/or controlled by them.  These payments were not disclosed.

The Special Committee’s investigation also identified the misappropriation of approximately $4.1 million by Mr. Whiteley from 2012 to 2019, which amount has been reclassified in our consolidated statement of operations as a loss from a misappropriation of funds for such periods. A portion of these funds were paid to RVI Consulting, Inc. (“RVI”), a legal entity owned and/or controlled by Mr. Whiteley. The payments made to RVI were not disclosed. The majority of the payments to RVI were previously recorded as legal and professional expenses in the prior periods.

The Special Committee’s investigation also identified the misappropriation of approximately $0.5 million by Mr. Hastings during 2013 related to a reimbursement of Mr. Hastings’ individual tax liability, which has been corrected in our consolidated statement of operations during the year ended December 31, 2014 as a reduction to income tax expense.

Effect of the Restatement on Financial Statements

For a description of the effect of the restatement as of and for the years ended December 31, 2018 and 2017 (including the unaudited quarterly periods within 2018 and 2017), see “Note 3. Restatement of Previously Reported Consolidated Financial Statements” and “Note 24. Quarterly Data” to our consolidated financial statements in “Item 8.  Financial Statements and Supplementary Data” contained herein. In addition, see “Item 6. Selected Financial Data” contained herein for a summary of the effect of the restatement on selected consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and selected consolidated balance sheet and other financial data as of December 31, 2016, 2015 and 2014.

Effect of the Restatement on Debt Financing Agreements

As previously disclosed, as a result of certain circumstances giving rise to, or occurring as a result of, the restatement, certain events of default had occurred under our credit facility, senior loan facility, 6% senior secured convertible notes due 2023 (the “2023 Notes”) and 10% senior notes due 2019 (the “Senior Notes”).  We repaid in full the Senior Notes at maturity in September 2019.  In September 2019, we entered into forbearance agreements with respect to our credit facility, senior loan facility and 2023 Notes, whereby the holders of the indebtedness thereunder agreed to refrain from exercising their rights and remedies with respect to events of default that have occurred and other potential defaults or events of default that may occur as further specified in the forbearance agreements until 5:00 p.m. (New York City time) on the earlier of (i) November 30, 2019 and (ii) the date the forbearance agreements otherwise terminated in accordance with their terms.  The November 30, 2019 deadline was ultimately extended to February 7, 2020.  On February 7, 2020, we entered into amendments and waivers to our credit facility, senior loan facility and the indenture governing the 2023 Notes to, among other things, waive existing events of default thereunder and amend certain covenants requiring us to deliver financial statements, reports, projections and other items thereunder.

Internal Control Over Financial Reporting and Disclosure Controls and Procedures

In connection with the restatement of our consolidated financial statements in this Form 10–K/A, management determined that material weaknesses exist in our internal control over financial reporting and that our disclosure controls and procedures were ineffective during the Non–Reliance Periods. For a description of the material weaknesses identified by management and management’s implemented and planned remediations for those material weaknesses, please see “Item 9A. Controls and Procedures.”

(ii)

Items Amended in This Filing

This Form 10–K/A sets forth the Original Filing, in its entirety, as amended to reflect the restatement.  No attempt has been made in the Form 10–K/A to modify or update other disclosures presented in the Original Filing to reflect events occurring after the original filing date, except as required to reflect the effects of the restatement.

This Form 10–K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

The following items have been amended as a result of this restatement:

•	Cautionary Note Regarding Forward–Looking Statements;

•	Item 1. Business;

•	Item 1A. Risk Factors;

•	Item 3. Legal Proceedings

•	Item 6. Selected Financial Data

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Item 8. Financial Statements and Supplementary Data;

•	Item 9A. Controls and Procedures;

•	Item 13. Certain Relationships and Related Transactions, and Director Independence; and

•	Item 15. Exhibits and Financial Statement Schedules.

Our Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Annual Report on Form 10–K/A.  These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

(iii)

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10–K/A contains “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21F of the Securities Exchange Act of 1934, as amended (collectively, the “Exchange Act”).  We have based our forward–looking statements on our current expectations and estimates of future events and trends, which affect or may affect our business and operations.  Although we believe that these forward–looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us.  Many important factors, in addition to the risk factors identified in Item 1A in this Annual Report on Form 10–K/A, may have a material adverse effect on our results as indicated in the following forward–looking statements.  You should read this Annual Report on Form 10–K/A and the documents that we have filed as exhibits hereto completely and with the understanding that our actual results may be materially different from what we expect.

Our forward–looking statements may be influenced by the following factors, among others:

•	the impact of the restatement of our previously issued consolidated financial statements;

•	the identified material weaknesses in our internal control over financial reporting and our ability to remediate those material weaknesses;

•

the outcome of the investigations by the SEC, the DOJ and the Alaska Department of Revenue (the “DOR”), which is investigating our treatment of ASV as a VIE and related Alaska tax credit certificates, which could include sanctions or other actions against us and our officers and directors, civil lawsuits, and penalties;

•	the outcome of our internal investigation into the matters summarized in this Annual Report on Form 10–K/A;

•

developments with respect to the Alaskan oil and natural gas exploration tax credit system that continue to affect our ability to timely monetize tax credits, including litigation over the constitutionality of the legislation allowing Alaska to sell bonds to retire its liabilities relating to tax credit certificates;

•	fluctuations in the levels of exploration and development activity in the oil and natural gas industry;

•	intense industry competition involving a competitive bidding process that involves significant costs and risks;

•	delays in permitting and land access rights;

•	limited number of customers;

•	credit and delayed payment risks related to our customers;

•

the availability of liquidity and capital resources, including our need to obtain additional working capital for upfront expenditures for upcoming projects, and the potential impact this has on our business and competitiveness;

•	increases in the level of activism against oil and natural gas exploration and development activities;

•	need to manage rapid growth and contraction of our business;

•	delays, reductions or cancellations of project awards and our ability to realize revenue projected in our backlog;

•	operational disruptions due to seasonality, weather and other external factors;

•	crew availability and productivity;

•	whether we enter into turnkey or term contracts;

•	high fixed costs of operations;

•	substantial international business exposing us to currency fluctuations and global factors, including economic, political and military uncertainties;

•	risks relating to cyber incidents;

•	ability to retain key executives;

•	need to comply with diverse and complex laws and regulations;

•	the possible impact on payments received from the State of Alaska regarding tax credits that have been issued;

•	risks related to a possible delisting from the NASDAQ Capital Market;

•	costs and outcomes of pending and future litigation; and

•

the time and expense required for us to respond to the SEC, DOJ and DOR investigations and for us to complete the restatement and our internal investigation, which expenses have been and are likely to continue to be material and are likely to have a material adverse impact on our cash balance, cash flow and liquidity.

The words “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan to,” “ought,” “could,” “will,” “should,” “likely,” “appear,” “project,” “forecast,” “outlook” or other similar words or phrases are intended to identify forward–looking statements.  These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information.  The forward–looking statements speak only as of the date they were made and, except as required by law, we undertake no obligation to update, amend or clarify any forward–looking statements because of new information, future events or other factors.  All our forward–looking information involves risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of the risk factors identified in Item 1A in this Annual Report on Form 10–K/A.

PART I

ITEM 1. BUSINESS

Overview

We are a publicly held Delaware corporation formed in 2011.  We were formed with the merger of Trio Merger Corp and SAExploration Holdings, Inc. (the “Former SAE”).  Our common stock is traded on the NASDAQ Capital Market under the symbol “SAEX.”  Our business activities are primarily conducted through wholly–owned subsidiaries, branch offices and VIEs in North America, South America, Asia Pacific and West Africa.

We are a full–service global provider of seismic data acquisition, logistical support and processing services to our customers in the oil and natural gas industry. In addition to the acquisition of 2D, 3D, time–lapse 4D and multi–component seismic data on land, in transition zones between land and water, and offshore in depths reaching 3,000 meters, we offer a full–suite of logistical support and data processing and interpretation services utilizing our proprietary, patent–protected software. We operate crews around the world that are currently supported by over 160,000 owned land channels of seismic data acquisition equipment and other leased equipment as needed to complete particular projects. Seismic data is used by our customers, including major integrated oil companies, national oil companies and independent oil and gas exploration and production companies, to identify and analyze drilling prospects and maximize successful drilling. While the results of the seismic surveys we conduct generally belong to our customers and are proprietary in nature, ASV currently maintains a multiclient seismic data library of approximately 440 square kilometers in certain basins in Alaska which is available for future sale or license.

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

A seismic survey is acquired with a surface geometry grid of seismic energy sources and receivers extending over very large areas.  The size of this grid varies with and depends on the size, depth and geophysical characteristics of the target to be imaged.  The lines must be accurately positioned, so the location of each source and receiver point is obtained using either GPS, inertial, or conventional optical survey methods depending upon the vegetation and environment in the prospect area.  Seismic receivers are deployed on the surface of the area being surveyed at regular intervals and patterns to measure and transmit reflected seismic energy to a set of specialized recording instruments.

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

Our Business

Seismic Data Acquisition Services

We provide a full range of seismic data acquisition services, including in–field data processing, and related logistics services. We currently provide our services on a proprietary basis to our customers and the seismic data acquired is owned by our customers once acquired, other than the multiclient seismic data library maintained by ASV.  Our seismic data acquisition and logistics services include the following:

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

Once a seismic program is designed, we may assist the customer in obtaining the necessary permits from governmental authorities and access rights of way from surface and mineral estate owners or lessees where the survey is to be conducted.  It is usually our permitting crew that is first to engage with the local residents and authorities.  We believe our knowledge of the local environment, cultural norms and excellent QHSE track record enable us to engender trust and goodwill with the local communities, which our customers are able to leverage over the longer exploration cycle in the area.

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

Recording.  We use equipment capable of collecting 2D, 3D, time–lapse 4D and multi–component seismic data.  We utilize vibrator energy sources or explosives depending on the nature of the program and measure the reflected signals with strategically placed sensors.  For land applications, receivers may be buried, or partially buried, to ensure good coupling with the surface and to reduce wind noise.  The acoustic source for land seismic data acquisition is typically a fleet of vibrators but may also be explosives detonated in holes drilled for such purposes.

In marine surveys, air guns, which release high–pressure compressed air into the water column, are used as the acoustic energy source.  For ocean bottom nodal operations, a self–contained assembly of geophones and hydrophones is deployed on the sea floor to record seismic data.  Ocean bottom nodes positioned by remote operated vehicles are used in areas of obstructions (such as production platforms) or shallow water inaccessible to ships towing seismic streamers (such as submerged cables).

In the transition zone area where land and water come together, elements of both land data acquisition and offshore data acquisition are employed.  Transition zone seismic data acquisition is similar to ocean bottom nodal applications in that both hydrophones and geophones are lowered to the ocean floor.  However, due to the shallow water depths, only small vessels and manual labor can be used to deploy and retrieve the nodes.  Additionally, the source vessels and acoustic source arrays must be configured to run in shallow water.  In transition zone areas consisting of swamps and marshes, explosives must be used as an acoustic source in addition to air guns.

Reclamation.  We have experienced teams responsible for reclamation of the areas where work has been performed so as to minimize the environmental footprint from the seismic program.  These programs can include reforestation or other activities to restore the natural landscape at our worksites.

In–field Data Processing. Our knowledgeable and experienced team provides our customers with superior quality in–field data processing.  We believe that our strict quality control processes meet or surpass industry–established standards, including identifying and analyzing ambient noise, evaluating field parameters and employing obstacle–recovery strategies.  Using the latest technology, our technical and field teams electronically manage customer data from the field to the processing office, minimizing time between field production and processing.  All the steps employed in our in–field data processing sequence are tailored to the particular customer project and objectives.

We currently have available over 160,000 owned land seismic recording channels with the ability to access additional equipment, as needed, through rental or long–term leasing sources.  All our systems record equivalent seismic information but vary in the manner by which seismic data is transferred to the central recording unit, as well as their operational flexibility and channel count expandability.

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

Seismic Data Processing Services

We provide a full suite of onshore and offshore proprietary seismic data processing services.  Seismic data are processed to produce an accurate image of the earth’s subsurface using proprietary computer software and internally developed technologies.  Advanced signal processing of 2D, 3D, time–lapse 4D and multi–component seismic data acquired by us, other industry contractors, as well as reprocessing of previously acquired legacy data, provides our clients with detailed subsurface information essential to reducing risk in their E&P activities.

Multiclient Seismic Data Library

ASV currently maintains a multiclient seismic data library of approximately 440 square kilometers of certain basins in Alaska which is available for future sale or license.

Markets and Trends

North America

While the last several years have seen a decline in demand, the North American market has historically been a stable and sustainable market for 3D seismic data acquisition. The historic stability of this market was one of the reasons we acquired certain assets of Geokinetics, Inc. (“GEOK”) in July 2018.  Use of 3D technology is the norm in the United States and Canada as international oil companies seek to maximize the efficiency of their reservoirs and reduce exploration risk.

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

Contracts are obtained primarily through competitive bidding. Most of our revenue historically has been generated through repeat customer sales and new sales to customers referred by existing and past customers. In addition, a significant portion of our engagements results from competitive bidding. Contracts are awarded primarily on the basis of price, experience, availability, technological expertise and reputation for dependability and safety. With the involvement and review of senior management, bids are prepared by knowledgeable regional operations managers who understand their respective markets, customers and operating conditions and who communicate directly with existing and target customers during the bid preparation process.

We also work closely with customers to plan particular seismic data acquisition projects. Due to the complexity of the areas where we do business, these projects can take a number of months in planning and consulting with the customer on exploration goals and parameters of the projects to fit within a particular budget. By working closely with the customer, we are able to acquire seismic data for a project efficiently and within the customer’s required timeframe.

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

In 2018, we had three customers, TGS–NOPEC Geophysical Company, ConocoPhillips Alaska, Inc. and Hocol Petroleum Limited, that individually exceeded 10% of our consolidated revenue from services.  In 2017, we had three customers, ConocoPhillips Alaska, Inc., Star Deep Water Petroleum Limited and Hocol Petroleum Limited, that individually exceeded 10% of our consolidated revenue from services.

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

Our competitors include much larger companies with greater financial resources, more available equipment and more crews, as well as companies of comparable and smaller sizes.  In our land operations, our primary competitors are BGP, Inc. and Dawson Geophysical Company.  In our marine operations, our primary competitors are MagSeis Fairfield and Seabed Geosolutions.  In addition to those companies, we also compete for projects from time to time with smaller seismic companies that operate in local markets.  As the barriers to entry in the seismic industry are not prohibitive, it is not difficult for seismic companies outside of the U.S. to enter the domestic market and compete with us.

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

Available Information

Our annual reports on Form 10–K, quarterly reports on Form 10–Q and current reports on Form 8–K are made available free of charge on our website at www.saexploration.com as soon as reasonably practicable after these reports have been filed with the SEC.  These documents are also available on the SEC’s website at www.sec.gov.  Please note that our website address is provided as an inactive textual reference only.  The information provided on our website is not part of this Annual Report on Form 10–K/A and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this Annual Report on Form 10–K/A.

ITEM 1A. RISK FACTORS

You should consider and read carefully all the risks and uncertainties described below, together with all the other information contained in this Annual Report on Form 10–K/A, including the consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10–K/A.  If any of the following risks actually occur, our business, business prospects, stock price, financial condition, results of operations or cash flows could be materially adversely affected.  The risks below are not the only ones facing our company.  Additional risks not currently known to us or that we currently deem immaterial may also have a material adverse effect on us.  This Annual Report on Form 10–K/A also contains forward–looking statements, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward–looking statements as a result of specific factors, including the risks described below.

Risks Relating to Our Business

The restatement of our consolidated financial statements may lead to additional risks and uncertainties, including loss of investor and counterparty confidence and negative impacts on our stock price.

We have restated our consolidated financial statements for the Non–Reliance Periods to correct accounting errors related to, among other items, our re–evaluation of our relationship with ASV and our determination that ASV is a related party VIE, that we had a controlling financial interest in ASV, and that we are the primary beneficiary of ASV, which, among other things, required us to consolidate the financial results of ASV. For a discussion of the accounting errors identified and the restatement adjustments, please see “Explanatory Note” and “Note 3. Restatement of Previously Reported Consolidated Financial Statements” and “Note 24. Quarterly Data” to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data,” both contained herein.

In connection with this restatement of our prior consolidated financial statements, we have also identified material weaknesses in our internal control over financial reporting, and management has concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2018. For a description of the material weaknesses, please see “Item 9A. Controls and Procedures” contained herein.

As a result of the circumstances giving rise to the restatement, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the remediation of our disclosure controls and procedures and material weaknesses in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. The SEC and the DOJ are conducting investigations into, and we are subject to shareholder litigation related to, the circumstances giving rise to the restatement. In addition, the DOR is conducting an investigation with respect to our determination that ASV is a variable interest entity and related Alaska tax credit certificates.  We could be subject to further regulatory, or shareholder or other actions in connection with the restatement in the future. The current SEC, DOJ and DOR investigations and shareholder litigation and any future proceedings will, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, insurance and other costs. In addition, the restatement and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations, financial condition and stock price.

We have identified material weaknesses in our internal control over financial reporting that, if not remediated, could result in additional material misstatements in our consolidated financial statements, which could materially and adversely affect our business.

As described in “Item 9A. Controls and Procedures” contained herein, management has identified and evaluated the control deficiencies relating to revenue recognition, complex accounting and management estimates (including VIEs, earnings per share and income taxes), financial statement close and reporting, customer and vendor setup, approval and maintenance, related parties, segregation of duties, and information technology that gave rise to the accounting errors related to the financial results of ASV not being consolidated, revenue recognition, earnings per share and income taxes, and has concluded that those deficiencies represent material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of those material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018.

We are in the process of developing and implementing a remediation plan to address the material weaknesses; however, because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur undetected, and it is possible that additional material weaknesses in our internal control over financial reporting may be identified in the future. If our remediation efforts are insufficient or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, result in delays in meeting our reporting obligations, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

We are involved in governmental investigations, which are costly to conduct and may result in substantial financial and other penalties, as well as adverse effects on our business and financial condition.

As previously disclosed, the SEC has been conducting an investigation of certain matters, including with respect to revenue recognition, accounts receivable, and tax credits. The DOJ is conducting a parallel investigation with the SEC.  We have been cooperating, and will continue to cooperate, with the SEC and DOJ in their investigations. The SEC and DOJ investigations are continuing, and we are currently unable to predict the eventual scope, duration or outcome of any potential SEC or DOJ legal action or other action or whether it could have a material impact on our financial condition, results of operations, or cash flow.

The DOR is conducting an investigation with respect to our determination that ASV is a variable interest entity and related Alaska tax credit certificates.  We have been cooperating, and will continue to cooperate, with the DOR investigation. The DOR investigation is continuing, and we are currently unable to predict the eventual scope, duration or outcome of any potential DOR legal action or other action or whether it could have a material impact on our financial condition, results of operations, or cash flow.

If we are found to have violated securities laws or other federal or state statutes, we may be subject to criminal and civil penalties and other remedial measures, including, but not limited to, injunctive relief, disgorgement, civil and criminal fines and penalties, modifications of compliance programs and the retention of a monitor to oversee compliance. The imposition of any of these sanctions or remedial measures could have a material adverse impact on our business, reputation, revenues, results of operations and financial condition.

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

Over time, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities, as we have done by the acquisition of certain assets from GEOK.  Even with the addition of these assets, we currently estimate that our capital expenditures for 2019 will not exceed $3.0 million, which is greater than the $1.3 million we incurred in 2018.  This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs but will not allow us to purchase any new technology or upgrade existing capital assets.

As previously disclosed, as a result of certain circumstances giving rise to, or occurring as a result of, the restatement, certain events of default had occurred under our credit facility, senior loan facility, 2023 Notes and Senior Notes.  We repaid in full the Senior Notes at maturity in September 2019.  On February 7, 2020, we entered into amendments and waivers to our credit facility, senior loan facility and the indenture governing the 2023 Notes to, among other things, waive existing events of default thereunder and amend certain covenants requiring us to deliver financial statements, reports, projections and other items thereunder.  We currently have $9.5 million of available borrowing capacity under our credit facility, subject to the satisfaction of certain conditions precedent, including the absence of a default and the accuracy of representations and warranties.  Under the terms of the Fifth Amendment to our credit facility entered into in December 2019, we are also able to request the issuance of additional incremental commitments in an aggregate principal amount of up to $5.0 million which each lender may, in its sole and absolute discretion, agree to issue its pro rata share.

We continue to diligently pursue improving our capitalization and reducing our long–term debt, but liquidity issues may continue to challenge us.  Until we are able to finally resolve the issues described above, we are likely to continue to experience liquidity and cash flow issues.

As a result of the delayed filing of our Quarterly Reports on Form 10–Q for the quarters ended June 30, 2019 and September 30, 2019 with the SEC, we are not currently eligible to use a registration statement on Form S–3 to register the offer and sale of securities, which may adversely affect our ability to raise additional capital.

As a result of the delayed filing of our Quarterly Reports on Form 10–Q for the quarters ended June 30, 2019 and September 30, 2019 with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S–3 until we have timely filed all periodic reports required under the Exchange Act for at least twelve calendar months. There can be no assurance that we will be able to timely file such reports in the future. In addition, it is possible that the SEC in connection with their investigation of the facts surrounding our restatement could further prolong our inability to register securities for sale to the public on Form S–3. As a result, should we wish to register the offer and sale of our securities to the public, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction timely and successfully and potentially harming our financial condition.

We face several risks regarding the monetization of tax credits under Alaska’s exploration tax credits program.

As of December 31, 2018, we have a $13.2 million tax credits receivable, net balance related to the tax credits earned by ASV.  Following our sale of seismic data and related assets in January 2020, the balance of this receivable has been reduced to $2.7 million.  We have classified this receivable as long–term because of the length of time we expect it will take to collect on it.

Falling oil and natural gas prices have substantially reduced Alaska’s revenue from production taxes and other petroleum sources, resulting in appropriations to the oil and gas tax credit fund for purchase of tax credit certificates in the last several fiscal years at or below the amounts indicated by a statutory formula rather than amounts needed to pay for all the tax credit certificates in the queue for purchase.  The Alaska budget that passed in 2019 for fiscal year 2020, which started July 1, 2019, had no appropriation to the oil and gas tax credit fund, but did include an appropriation of an estimated $700 million for purchases of tax credit certificates through the bond program described below.  According to statements made by DOR officials, that amount would be enough to pay for the outstanding tax credit certificates awaiting purchase by the State of Alaska.

In June 2018, Alaska passed legislation allowing Alaska to issue bonds to finance the purchase of up to $1.0 billion in tax credit certificates.  If issued, Alaska will use the proceeds from the bonds to purchase tax credit certificates.  Seismic companies will have two options from which to pick on a program–by–program basis.  One option allows for the purchase of the tax credit certificates at a 10% discount rate based on the time Alaska would otherwise pay from the oil and gas tax credit fund under the statutory formula.  The second option allows for the purchase of the tax credit certificates at a discount rate as low as the true interest costs plus 1.5% (estimated to be approximately 5.1%) but only if the seismic data is made publicly available earlier than the ten year confidentiality period that would otherwise apply.

While we continue to pursue other options to monetize the tax credit certificates, at this time we believe that the most likely path to monetize the tax credit certificates may be from proceeds that Alaska realizes from issuing its own bonds.  This path has, however, complexities and risks.  Although the Alaska Attorney General issued an opinion that the issuance of the bonds is not prohibited by the Alaska Constitution, a lawsuit was filed asserting constitutional challenges to Alaska’s ability to issue the bonds.  An Alaskan Superior Court judge dismissed the challenge to the constitutionality of the issuance of the bonds, and that ruling has been appealed to the Alaska Supreme Court.  The DOR has indicated, however, that until the courts have resolved the legal issues, which we estimate may take at least several more months, it will not go into the bond markets.

In addition, the DOR is conducting an investigation with respect to our determination that ASV is a variable interest entity and related tax credit certificates. We have been cooperating, and will continue to cooperate, with the DOR. The DOR investigation is continuing, and we are currently unable to predict the eventual scope, duration or outcome of any potential DOR legal action or whether it could have a material impact on our financial condition, results of operations, or cash flow.

As a result of the above, we face several risks regarding the monetization of the tax credits.  While we believe that we will get paid some amount of the tax credits, we cannot assure you when that will occur or how much.  The longer it takes to monetize the tax credits, the more it could have a negative impact on our liquidity and cash flows.

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

We have incurred substantial losses in prior years.  In 2018 and 2017, we generated net losses of $59.6 million and $39.7 million, respectively.  Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for seismic data acquisition services by E&P companies.  Even if we do achieve profitability, we may not be able to maintain or increase our level of profitability.

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

From time to time, we are subject to various claims, litigation and other proceedings that could ultimately be resolved against us, requiring material future cash payments or charges, which could impair our financial condition or results of operations.

We are currently, and may in the future become, subject to various claims, either in litigation or binding arbitration, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows. Although we maintain insurance to cover litigation related claims, there can be no assurance that our insurance will be sufficient or adequate to cover all losses or liabilities or that insurance will continue to be available to us on acceptable terms, or at all. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

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

•	potential expropriation, seizure, nationalization or detention of assets;

•	risks relating to foreign currency, as described below;

•	high rates of inflation in certain foreign countries, which have significant negative effects on the economies of those countries and our operations in those countries;

•	import/export quotas or unexpected changes in regulatory environments and trade barriers;

•	civil uprisings, riots and war, which can make it unsafe to continue operations, adversely affect both budgets and schedules and expose us to losses;

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

We may be exposed to liabilities under the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other anti–corruption laws, and any determination that we violated the FCPA or other such laws could have a material adverse effect on our business, operations and reputation.

As a U.S. corporation, we are subject to the regulations imposed by the FCPA and other anti–corruption laws that prohibit U.S. companies and their intermediaries from making improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business.

We operate in certain parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti–corruption laws may conflict with local customs and practices.  Thus, we face the risk of unauthorized payments or offers of payments by one of our employees or consultants, given that these parties may not always be subject to our control.  We could be held liable for actions taken by our strategic or local partners even though our partners are not subject to the FCPA or other anti–corruption laws.  Violations of the FCPA or other anti–corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

Changes to U.S. or foreign tax laws could impact the tax treatment of our foreign earnings. Due to the scope of our international business operations, any changes in the U.S. or foreign taxation of these operations may increase our worldwide effective tax rate and adversely affect our financial condition and operating results. The international scope of our operations and our corporate and financing structure may expose us to potentially adverse tax consequences. We are subject to taxation in and to the tax laws and regulations of multiple jurisdictions as a result of the international scope of our operations and our corporate and financing structure. We are also subject to intercompany pricing laws, including those relating to the flow of funds between our companies. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation of these laws or regulations in any applicable jurisdiction, could have a material adverse effect on our business, financial condition and results of operations. In addition, the tax authorities in any applicable jurisdiction, including the United States, may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions, including the tax treatment or characterization of our indebtedness, intercompany loans and guarantees. If any applicable tax authorities, including the U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could result in the disallowance of deductions and the imposition of tax, interest and penalties.

Our continued success depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lose their services.

Our continued success depends upon the continued services of our senior executives and other key personnel.  As a result of the circumstances giving rise to the restatement, we have undergone a reorganization of our senior level management.  Additional reorganization or the loss of additional senior level executives or key personnel could disrupt our operations, which in turn could materially and adversely affect our business, results of operations and financial condition.  In addition, competition for senior executives and key personnel in our industry is intense, and we may be unable to retain our senior executives and key personnel or attract and retain new senior executives and key personnel in the future, in which case our business may be severely disrupted.

Significant amounts of money were invested in acquiring and processing seismic data for the multiclient seismic data library maintained by ASV without knowing precisely how much of this seismic data will be able to be licensed or when and at what price such data will be licensed.

Significant amounts of money were invested in acquiring and processing seismic data for the multiclient seismic data library maintained by ASV. As a result, ASV is exposed to the following risks:

•

The costs of acquiring and processing seismic data may not be fully recovered through future licensing of seismic data. The amounts of these data sales are uncertain and depend on a variety of factors, many of which are beyond ASV’s control.

•

The timing of these sales is unpredictable and can vary greatly from quarter to quarter. The costs of each survey are capitalized and then amortized over no more than five years. This amortization will affect our earnings and when combined with the sporadic nature of sales, will result in increased earnings volatility.

•

Regulatory changes that affect companies’ ability to drill, either generally or in a specific location covered by the acquired seismic data, could materially adversely affect the value of the seismic data contained in the library maintained by ASV. In addition, technology changes could also make existing data sets less desirable or obsolete.

•

The value of the seismic data could be significantly adversely affected if any material adverse change occurs in the general prospects for oil and gas exploration, development and production activities.

The cyclical nature of the oil and natural gas industry can have a significant effect on our revenues and profitability. Historically, oil and natural gas prices, as well as the level of exploration and developmental activity, have fluctuated significantly. These fluctuations have in the past, and may in the future, adversely affect our business. We are unable to predict future oil and natural gas prices or the level of oil and natural gas industry activity. Prolonged periods of low commodity prices depress development activity, adversely affecting the demand for our products and services, including the multiclient seismic data library maintained by ASV, and our financial condition and results of operations.

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

Because we are a smaller reporting company, to date our independent auditor has not been required to issue an attestation report regarding our internal control over financial reporting in the annual reports on Form 10–K that we file with the SEC, and we have been subject to scaled disclosure requirements.  We will remain a smaller reporting company as long as of the end of our second fiscal quarter each year (i) the market value of our securities held by non–affiliates (“public float”) is below $250.0 million or (ii) we have annual revenues of less than $100.0 million and our public float is less than $700.0 million. If we cease to be a smaller reporting company, our expenses will further increase, and additional time will be required of our management to comply with those additional requirements.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our financial obligations.

As of September 30, 2019, we have $119.0 million in aggregate principal amount of long–term debt outstanding.  Our high level of indebtedness could affect our operations in several ways, including the following:

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

Our debt agreements contain covenants that restrict our and our restricted subsidiaries’ ability to take various actions, such as:

•	selling certain assets, including capital stock of restricted subsidiaries;

•	declaring or paying dividends on our common stock;

•	making certain investments;

•	incurring or guaranteeing additional indebtedness;

•	prepaying subordinated indebtedness;

•	creating or incurring liens;

•	agreeing to payment restrictions affecting our restricted subsidiaries;

•	consolidating, merging, selling or otherwise disposing of all or substantially all our assets;

•	entering into transactions with affiliates;

•	engaging in a business other than our current business and businesses related, ancillary or complementary, to our current businesses or immaterial businesses; and

•	designating certain of our subsidiaries as unrestricted subsidiaries.

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

As of January 27, 2020, we had approximately 4.3 million shares of common stock outstanding; however, the total number of shares of our common stock issued and outstanding does not include approximately 4.5 million shares that may be issued upon the exercise of warrants or approximately 10.4 million shares issuable upon the conversion of our 2023 Notes. The exercise of warrants and the conversion of our 2023 Notes could adversely affect the price of our common stock, will reduce the percentage of common stock held by our current stockholders and may cause our current stockholders to suffer significant dilution, which may adversely affect the market price of our common stock.

We are currently not in compliance with the NASDAQ Capital Market listing standards. If our common stock is delisted, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.

Our common stock is currently listed on the NASDAQ Capital Market (“NASDAQ”). Continued listing of a security on NASDAQ is conditioned upon compliance with various continued listing standards. On August 16, 2019 and November 19, 2019, we received letters from NASDAQ (the “Notices”) stating that because we had not timely filed our Quarterly Reports on Form 10–Q for the quarterly periods ended June 30, 2019 and September 30, 2019 (the “Late Form 10–Qs”), we are no longer in compliance with NASDAQ Listing Rule 5250(c)(1), which requires listed companies to timely file all required public financial reports with the SEC.

Pursuant to the Notices, we subsequently submitted a plan to regain compliance with NASDAQ Listing Rule 5250(c)(1) and requested documents and information to NASDAQ.  On January 20, 2020, we received a letter from NASDAQ stating that, based on its review and the materials we submitted, NASDAQ had granted us an extension to file the Late Form 10–Qs and regain compliance with NASDAQ Listing Rule 5250(c)(1) on or before February 11, 2020.  Concurrently with the filing of this Form 10–K/A, we are filing (i) an amendment to our Quarterly Report on Form 10–Q for the quarterly period ended March 31, 2019, and (ii) the Late Form 10–Qs and expect to regain compliance with NASDAQ Listing Rule 5250(c)(1); however, we cannot assure you that we will otherwise be in compliance with other NASDAQ continued listing standards.

If our common stock were to be delisted from NASDAQ, trading of our common stock most likely would be conducted in the over–the–counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading would likely reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. If our common stock is delisted from NASDAQ and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker–dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low–priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or “margin” low–priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low–priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker–dealers by these requirements could discourage broker–dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock. As a result, the ability of our stockholders to resell their shares of common stock, and the price at which they could sell their shares, could be adversely affected. The delisting of our stock from NASDAQ would also make it more difficult for us to raise additional capital.

ITEM 2. PROPERTIES

We lease space for our principal executive offices in Houston, Texas and Calgary, Alberta, Canada.  We also lease numerous warehouse facilities and field offices throughout the geographic areas in which we operate.  Our leased properties are subject to various lease terms and expirations.

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

ITEM 3. LEGAL PROCEEDINGS

Class Action Lawsuit

On August 18, 2019, a purported stockholder, John Bodin (the “Class Action Plaintiff”), filed a putative class action lawsuit against us and certain former executive officers named therein (the “Class Action Defendants”) in the U.S. District Court for the Southern District of Texas captioned John Bodin v. SAExploration Holdings, Inc., et al. Case No. 4:19–cv–03089. The Class Action Plaintiff seeks to represent a class of stockholders who purchased or otherwise acquired our publicly traded securities from March 15, 2016 through August 15, 2019 (the “Covered Period”). The complaint generally alleges that the Class Action Defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b–5 by making false and misleading statements in our periodic reports filed with the SEC during the Covered Period. The complaint requests damages, including interest, and an award of reasonable costs and expenses, including counsel and expert fees.

Derivative Lawsuit

On September 6, 2019, a purported stockholder, M. Shane Hamilton (the “Derivate Plaintiff”), filed a stockholder derivative lawsuit against certain of our former and current executive officers and directors named therein (the “Derivative Defendants”) in the U.S. District Court for the District of Delaware captioned M. Shane Hamilton, derivatively on behalf of SAExploration Holdings, Inc., v. Jeff Hastings, et al. The derivative complaint generally alleges (i) breaches by the Derivative Defendants of their fiduciary duties as our directors and/or officers, (ii) unjust enrichment, (iii) waste of corporate assets, and (iv) violations of Section 14(a) of the Exchange Act. The derivative complaint seeks, among other things, relief (i) directing us and the Derivative Defendants to take actions to reform and improve our corporate governance and internal procedures, (ii) awarding us restitution from the Derivative Defendants, and (iii) awarding the Derivative Plaintiff’s costs and attorneys’ and experts’ fees.

Government Investigations

As previously disclosed, the SEC has been conducting an investigation of certain matters, including with respect to revenue recognition, accounts receivable, and tax credits.  The DOJ is conducting a parallel investigation with the SEC.  We have been cooperating and will continue to cooperate with the SEC and the DOJ in their investigations. The SEC and DOJ investigations are continuing, and we are currently unable to predict the eventual scope, duration or outcome of any potential SEC or DOJ legal action or other action or whether it could have a material impact on our financial condition, results of operations, or cash flow.

The DOR is conducting an investigation with respect to our determination that ASV is a variable interest entity and related Alaska tax credit certificates.  We have been cooperating, and will continue to cooperate, with the DOR in its investigation. The DOR investigation is continuing, and we are unable to predict the eventual scope, duration or outcome of any potential DOR legal action or other action or whether it could have a material impact on our financial condition, results of operations, or cash flow.

Other

In the ordinary course of business, we may be subject to legal proceedings involving contractual and employment relationships, liability claims and a variety of other matters. Although the results of these other legal proceedings cannot be predicted with certainty, we do not believe that the final outcome of these proceedings should have a material adverse effect on our business, results of operations, cash flows or financial condition.  However, we cannot predict the occurrence or outcome of these proceedings with certainty, and if we are unsuccessful in these proceedings and any loss exceeds our available insurance, if any, this could have a material adverse effect on our results of operations.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents historical selected financial data as of and for the periods indicated (in thousands, except per share amounts).  We have restated the selected financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 as a result of our re–evaluation of our relationship with ASV and other items as more fully described in “Explanatory Note” and “Note 3. Restatement of Previously Reported Consolidated Financial Statements” and “Note 24. Quarterly Data” to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data,” both contained herein.  The selected historical financial data as of and for the years ended December 31, 2018 and 2017 were derived from our audited consolidated financial statements contained herein.  The selected financial data as of and for the years ended December 31, 2016, 2015 and 2014 were derived from our audited consolidated financial statements, adjusted for the effects of the restatement.  The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein.

	Year Ended December 31,
	2018	2017	2016	2015	2014 (2)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Consolidated Statement of Operations Data:
Revenue from services	$98,670	$127,022	$161,615	$171,344	$386,820
Operating (loss) income (1)	(43,731)	(3,971)	(20,341)	(11,902)	16,667
Net loss	(59,560)	(39,656)	(55,416)	(32,936)	(38,917)
Net loss available to common stockholders	(113,465)	(41,628)	(58,437)	(31,468)	(41,275)
Basic and diluted loss per share	$(32.91)	$(88.76)	$(9,070)	$(5,388)	$(7,583)

Consolidated Balance Sheet Data (at end of period):
Working capital (deficit)	$4,776	$(6,298)	$(2,919)	$(8,822)	$31,925
Total assets	102,347	81,263	126,360	130,830	191,453
Long-term debt, net	83,205	114,946	91,444	135,685	144,163
Total stockholders' deficit	(17,364)	(56,061)	(16,939)	(51,805)	(29,081)

(1)

Includes approximately $1.1 million, $0.5 million, $0.4 million, $0.5 million and $0.2 million misappropriated by our former Chief Financial Officer and General Counsel in 2018, 2017, 2016, 2015 and 2014, respectively, and approximately $5.2 million and $6.8 million misappropriated by our former Chief Executive Officer and former Chief Financial Officer and General Counsel to Global Equipment in 2016 and 2015, respectively.  See “Explanatory Note” and “Note 3. Restatement of Previously Reported Consolidated Financial Statements” and “Note 24. Quarterly Data” to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data,” both contained herein.

(2)

Includes $0.5 million misappropriated by our former Chief Executive Officer in 2013 that was previously recorded in income tax expense in 2014.  See “Explanatory Note” and “Note 3. Restatement of Previously Reported Consolidated Financial Statements” to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data,” both contained herein.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” contained herein.

Restatement of Previously Consolidated Financial Statements

This “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our consolidated financial statements as more fully described in “Note 3. Restatement of Previously Reported Consolidated Financial Statements” to our consolidated financial statements in “Item 8.  Financial Statements and Supplementary Data” contained herein.  For further detail regarding the restatement adjustments, see “Explanatory Note” and “Item 9A. Controls and Procedures,” both contained herein.

Overview

We are a full–service global provider of seismic data acquisition, logistical support and processing services to customers in the oil and natural gas industry.  Our business activities are primarily conducted in North America, South America, Asia Pacific and West Africa.  Our services include the acquisition of 2D, 3D, time–lapse 4D and multi–component seismic data on land, in transition zones between land and water, and offshore in depths reaching 3,000 meters.  In addition, we offer a full suite of logistical support and processing services.  We currently provide our services on a proprietary basis only to our customers and the seismic data acquired is owned by our customers, other than the multiclient seismic data library currently maintained by ASV of approximately 440 square kilometers in certain basins in Alaska, which is available for future sales or license.

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

Most of our client contracts are turnkey contracts. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue our operations in the regions of the U.S. and internationally in which turnkey contracts are more common.

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

Results of Operations

Net loss for 2018 was $59.6 million compared with $39.7 million for 2017.  The significant factors in this change were an increase of $16.0 million in selling, general and administrative (“SG&A”) expenses and decreases of $23.2 million in gross (loss) profit, $15.0 million in other expense, net and $4.9 million in income taxes.

Revenue from services for 2018 decreased $28.3 million compared with 2017.  In North America, revenue from services increased $16.4 million due to an increase in the number of projects performed in Canada and the contiguous United States of America (the “Lower 48”) offset by a decrease in the number of projects in Alaska.  While activity in Canada increased when comparing 2018 with 2017 due to marginal improvements in market conditions in Canada, activity in Alaska continued to decrease mainly due to uncertainties and changes in Alaska’s legislation affecting oil and natural gas exploration activities.  The increase in revenues in the Lower 48 is related to our increased market share due to the purchase of certain assets from GEOK in July 2018.

Revenue from services in South America decreased $10.1 million due to a decrease in the amount of work performed in Colombia and no active projects in Bolivia in 2018.  Activity in Colombia in 2018 continued to decrease when compared with 2017 due to a fewer number of active customers.  Revenue from services in West Africa decreased $35.1 million due to a large ocean bottom marine project in Nigeria that was completed in 2017.  Revenue from services in Asia Pacific increased $0.5 million due to projects in Australia and India offset by no active projects in New Zealand in 2018 when compared with 2017.

Gross (loss) profit for 2018 decreased $23.2 million compared with 2017.  Gross (loss) profit as a percentage of revenue from services was (1.1)% for 2018 compared with 17.4% for 2017.  Gross (loss) profit as a percentage of revenue from services decreased due to a decline in our revenue from services, resulting in a reduced ability to absorb our fixed costs, and tightening margins on projects. Although our cost of services primarily varies with our revenue from services, the substantial decrease in revenue from services we have experienced has caused significant decreases in our gross (loss) profit and gross (loss) profit margins.

SG&A expenses for 2018 increased $16.0 million compared with 2017.  The increase was primarily attributable to (i) $8.2 million of higher equity–based compensation costs, (ii) $2.3 million of legal and consultant costs related to the SEC investigation and (iii) an overall increase in expenses related to increased activity.

As disclosed elsewhere in this Form 10–K/A, our former Chief Financial Officer and General Counsel misappropriated funds.  For more information, see “Explanatory Note” and Note 3, both contained herein.

Other expense, net for 2018 decreased $15.0 million compared with 2017 primarily due to a $15.5 million decrease in interest expense partially offset by a $2.1 million increase in foreign currency loss.  Of the $15.5 million decrease in interest expense, $11.0 million related to lower amortization of debt issuance costs primarily from the extension of our senior loan facility in September 2017 and $4.5 million related to the decrease in long–term debt outstanding from our debt exchange in January 2018. Of the $2.1 million increase in foreign currency loss, $3.5 million related to an increase in foreign currency losses in Canada and Brazil offset by a $1.6 million decrease in foreign currency losses from the trading of Nigerian currency in 2017.

Income taxes for 2018 decreased $4.9 million compared with 2017 primarily due to fluctuations in earnings among the various jurisdictions in which we operate, offset by increases in valuation allowances and increases in foreign tax rate differentials.  Our effective tax rates in 2018 and 2017 were 0.2% and (13.6)%, respectively.  Our effective tax rates differ from our U.S. statutory rate due to the effects of differences between U.S. and foreign tax rates, net of federal benefit, and recording of the valuation allowance against U.S. and foreign deferred tax assets.

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

Impairment of Long–Lived Assets

We assess our long–lived assets, such and property and equipment, multiclient seismic data library and intangible assets, for possible impairment whenever events or circumstances indicate that the recorded carrying value of the long–lived asset may not be recoverable.  If the carrying amount of the long–lived asset exceeds the sum of the estimated undiscounted future net cash flows, we recognize an impairment loss equal to the difference between the carrying value and the fair value of the long–lived asset, which is estimated through various valuation techniques including discounted cash flow models, quoted market prices and third–party appraisals.

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

As of December 31, 2018, we had working capital of $4.8 million compared with $(6.3) million as of December 31, 2017.  The increase in working capital was related to an $20.4 million increase in accounts receivable, net partially offset by higher accounts payable, accrued liabilities and the current portion of long–term debt.

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

Over time, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities, as we have done by the acquisition of certain assets from GEOK.  Even with the addition of these assets, we currently estimate that our capital expenditures for 2019 will not exceed $3.0 million.  This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs but will not allow us to purchase any new technology or upgrade existing capital assets.

As previously disclosed, as a result of certain circumstances giving rise to, or occurring as a result of, the restatement, certain events of default had occurred under our credit facility, senior loan facility, 2023 Notes and Senior Notes.  We repaid in full the Senior Notes at maturity in September 2019.  In September 2019, we entered into forbearance agreements with respect to our credit facility, senior loan facility and 2023 Notes, whereby the holders of the indebtedness thereunder agreed to refrain from exercising their rights and remedies with respect to events of default that have occurred and other potential defaults or events of default that may occur as further specified in the forbearance agreements until 5:00 p.m. (New York City time) on the earlier of (i) November 30, 2019 and (ii) the date the forbearance agreements otherwise terminated in accordance with their terms.  The November 30, 2019 deadline was ultimately extended to February 7, 2020.  On February 7, 2020, we entered into amendments and waivers to our credit facility, senior loan facility and the indenture governing the 2023 Notes to, among other things, waive existing events of default thereunder and amend certain covenants requiring us to deliver financial statements, reports, projections and other items thereunder.  We currently have $9.5 million of available borrowing capacity under our credit facility, subject to the satisfaction of certain conditions precedent, including the absence of a default and the accuracy of representations and warranties.  Under the terms of the Fifth Amendment to our credit facility entered into in December 2019, we are also able to request the issuance of additional incremental commitments in an aggregate principal amount of up to $5.0 million which each lender may, in its sole and absolute discretion, agree to issue its pro rate share.

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

Cash Flows

Cash flows provided by (used in) by type of activity were as follows for the years ended December 31 (in thousands):

	2018	2017
	(Restated)
Operating activities	$(30,143)	$(1,754)
Investing activities	(22,181)	(760)
Financing activities	56,774	(6,178)

Operating Activities

Cash flows from operating activities for 2018 decreased $28.4 million when compared with 2017.  The significant factors in the change were the decrease in our revenues from services and the increase in our SG&A expenses offset by the decrease in our cost of services and interest expense.

Investing Activities

In 2018, cash flows used in investing activities consisted of $21.7 million for the acquisition of certain assets from GEOK and $1.3 million for the purchase of property and equipment offset by proceeds of $0.8 million from the sale of property and equipment.  In 2017, cash flows used in investing activities consisted of $2.7 million for the purchase of property and equipment offset by proceeds of $1.9 million from the sale of property and equipment.

Financing Activities

In 2018, cash flows provided by financing activities consisted of $123.4 million of long–term debt borrowings offset by $59.2 million of long–term debt repayments, $2.7 million of debt issuance costs, $1.7 million of stock issuance costs, $1.8 million for the purchase of treasury stock and $1.2 million of distributions to our noncontrolling interest.

In 2017, cash flows used in investing activities consisted of long–term debt repayments of $34.3 million, $1.2 million of debt issuance costs, $2.9 million of stock issuance costs, distribution to our noncontrolling interest of $1.1 million and purchases of treasury stock of $0.1 million offset by $33.4 million of long–term debt borrowings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SAExploration Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SAExploration Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, in the first quarter of 2018, the Company changed its method of accounting for revenue due to the adoption of Accounting Standards Update 2014–09, Revenue from Contracts with Customers.  Also, as discussed in Note 2 to the consolidated financial statements, in the first quarter of 2018, the Company changed its method of accounting for income taxes due to the adoption of Accounting Standards Update 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.

Emphasis of Matter

As discussed in Note 3, the accompanying consolidated financial statements have been restated. In connection with the restatement of the accompanying consolidated financial statements, the Company has identified several material weaknesses in internal control over financial reporting related to the ineffectiveness of controls over: a) the review of revenue contracts, accounts receivable, and related journal entries used to record revenue transactions; b) complex accounting and management estimates, including those relating to variable interest entities and review and approval of entering into transactions with newly formed entities; c) financial statement close and reporting; d) customer and vendor set–up, approval and maintenance; e) identification and disclosure of related parties and related party transactions; f) controls to prevent unauthorized access to approve certain transactions, including appropriate analysis of segregation of duties conflicts; and g) controls to prevent unauthorized access to certain systems, programs and data, including periodic review and monitoring of access rights.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audits of the consolidated financial statements.

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

/s/ Pannell Kerr Forster of Texas, P.C.

We have served as the Company’s auditor since 2014.

Houston, Texas

March 25, 2019, except for the effects of the matters described in Note 3, as to which the date is February 7, 2020

SAExploration Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS	(Restated)
Current assets:
Cash and cash equivalents	$7,579	$3,693
Restricted cash	271	41
Accounts receivable, net	26,463	6,105
Deferred costs on contracts	3,746	1,780
Prepaid expenses and other current assets	2,843	3,853
Total current assets	40,902	15,472

Property and equipment, net	35,334	32,946
Multiclient seismic data library, net	4,733	5,829
Goodwill	1,687	1,832
Intangible assets, net	4,066	671
Tax credits receivable, net	13,198	19,089
Deferred income taxes	2,160	2,338
Other assets	267	3,086
Total assets	$102,347	$81,263
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$10,103	$4,553
Accrued liabilities	10,498	6,311
Income and other taxes payable	3,331	8,434
Current portion of long-term debt	7,837	995
Deferred revenue	4,357	1,477
Total current liabilities	36,126	21,770

Long-term debt	83,205	114,946
Other long-term liabilities	380	608

Commitments and contingencies

Stockholders' deficit:
Common stock, 3,100,496 and 471,177 shares outstanding, respectively	—	—
Additional paid-in capital	232,661	133,742
Accumulated deficit	(249,349)	(189,178)
Accumulated other comprehensive loss	(3,035)	(5,082)
Treasury stock, 111,245 and 1,901 shares, respectively	(1,866)	(113)
SAExploration stockholders’ deficit	(21,589)	(60,631)
Noncontrolling interest	4,225	4,570
Total stockholders’ deficit	(17,364)	(56,061)
Total liabilities and stockholders’ deficit	$102,347	$81,263

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017
	(Restated)
Revenue from services	$98,670	$127,022
Cost of services	87,601	93,229
Depreciation and amortization	12,207	11,725
Gross (loss) profit	(1,138)	22,068

Operating expenses:
Selling, general and administrative expenses	41,513	25,557
Misappropriation of funds	1,080	482
Total operating expenses	42,593	26,039

Operating loss	(43,731)	(3,971)

Other (expense) income, net:
Interest expense, net	(13,858)	(29,363)
Foreign exchange loss, net	(3,417)	(1,308)
Other income (expense), net	1,326	(272)
Total other expense, net	(15,949)	(30,943)

Loss before income taxes	(59,680)	(34,914)

Income taxes	(120)	4,742

Net loss	(59,560)	(39,656)

Less: net income attributable to noncontrolling interest	905	1,972

Net loss attributable to SAExploration	$(60,465)	$(41,628)

Basic and diluted loss per common share	$(32.91)	$(88.76)

Weighted average common shares outstanding (basic and diluted)	3,448	469

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2018	2017
	(Restated)
Net loss	$(59,560)	$(39,656)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,047	(260)
Comprehensive loss	(57,513)	(39,916)
Less: comprehensive income attributable to noncontrolling interest	905	1,972
Comprehensive loss attributable to SAExploration	$(58,418)	$(41,888)

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit (Restated)	Accumulated Other Comprehensive Loss	Treasury Stock	SAExploration Stockholders’ Deficit (Restated)	Noncontrolling Interest	Total Stockholders’ Deficit (Restated)
Balances at December 31, 2016	$—	$131,817	$(147,550)	$(4,822)	$—	$(20,555)	$3,616	$(16,939)
Net (loss) income	—	—	(41,628)	—	—	(41,628)	1,972	(39,656)
Other comprehensive loss	—	—	—	(260)	—	(260)	—	(260)
Equity-based compensation cost	—	1,925	—	—	—	1,925	—	1,925
Purchase of treasury stock	—	—	—	—	(113)	(113)	—	(113)
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,095)	(1,095)
Loss of control of variable interest entity	—	—	—	—	—	—	77	77
Balances at December 31, 2017	—	133,742	(189,178)	(5,082)	(113)	(60,631)	4,570	(56,061)
Adoption of ASU 2016-16	—	—	294	—	—	294	—	294
Net (loss) income	—	—	(60,465)	—	—	(60,465)	905	(59,560)
Other comprehensive income	—	—	—	2,047	—	2,047	—	2,047
Equity-based compensation cost	—	10,131	—	—	—	10,131	—	10,131
Purchase of treasury stock	—	—	—	—	(1,753)	(1,753)	—	(1,753)
Common stock issued in debt exchange	—	472	—	—	—	472	—	472
Discount on Series A preferred stock issued in debt exchange	—	61,971	—	—	—	61,971	—	61,971
Accretion of discount on Series A preferred stock	—	(61,971)	—	—	—	(61,971)	—	(61,971)
Accretion of Series A preferred stock to redemption value	—	21,376	—	—	—	21,376	—	21,376
Dividend on Series A preferred stock	—	(1,614)	—	—	—	(1,614)	—	(1,614)
Conversion of Series A preferred stock	—	(15,427)	—	—	—	(15,427)	—	(15,427)
Common stock and Series E warrants issued in conversion of Series A preferred stock	—	54,045	—	—	—	54,045	—	54,045
Series B preferred stock issued in debt exchange	—	10,791	—	—	—	10,791	—	10,791
Discount on Series B preferred stock issued in debt exchange	—	(10,791)	—	—	—	(10,791)	—	(10,791)
Accretion of discount on Series B preferred stock	—	10,791	—	—	—	10,791	—	10,791
Conversion of Series B preferred stock	—	(22,981)	—	—	—	(22,981)	—	(22,981)
Common stock and Series D warrants issued in conversion of Series B preferred stock	—	22,981	—	—	—	22,981	—	22,981
Series C warrants issued in debt exchange	—	4,810	—	—	—	4,810	—	4,810
Stock issuance costs	—	(1,026)	—	—	—	(1,026)	—	(1,026)
Conversion option related to 6% convertible notes due 2023, net of allocated costs	—	15,361	—	—	—	15,361	—	15,361
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,250)	(1,250)
Balances at December 31, 2018	$—	$232,661	$(249,349)	$(3,035)	$(1,866)	$(21,589)	$4,225	$(17,364)

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017
	(Restated)
Cash flows from operating activities:
Net loss	$(59,560)	$(39,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,660	12,099
Tax credits used to offset production taxes	1,443	—
Reserve for potential tax credits monetization	1,700	—
Reserve for doubtful accounts	536	—
Equity-based compensation cost	10,131	1,925
Loss (gain) on disposal of property and equipment	288	(101)
Amortization of loan issuance costs and debt discounts	5,565	16,602
Payment in kind interest	—	4,848
Unrealized loss (gain) on foreign currency transactions	3,333	(543)
Gain on debt extinguishment	(53)	—
Deferred income taxes	215	959
Changes in operating assets and liabilities:
Accounts receivable	(12,761)	18,259
Deferred costs on contracts	(2,070)	6,546
Prepaid expenses and other current assets	868	(1,511)
Tax credits receivable	2,748	3,616
Accounts payable	5,817	(4,866)
Accrued liabilities	4,270	(5,933)
Income and other taxes payable	(5,018)	(7,488)
Deferred revenue	83	(6,496)
Other, net	(338)	(14)
Net cash used in operating activities	(30,143)	(1,754)

Cash flows from investing activities:
Asset purchase	(21,749)	—
Purchase of property and equipment	(1,262)	(2,670)
Proceeds from sale of property and equipment	830	1,910
Net cash used in investing activities	(22,181)	(760)

Cash flows from financing activities:
Long-term debt repayments	(59,207)	(34,301)
Long-term debt borrowings	123,411	33,401
Debt issuance costs	(2,715)	(1,166)
Stock issuance costs	(1,712)	(2,904)
Purchase of treasury stock	(1,753)	(113)
Distribution to noncontrolling interest	(1,250)	(1,095)
Net cash provided by (used in) financing activities	56,774	(6,178)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(334)	245
Net change in cash, cash equivalents and restricted cash	4,116	(8,447)
Cash, cash equivalents and restricted cash at the beginning of year	3,734	12,181
Cash, cash equivalents and restricted cash at the end of year	$7,850	$3,734

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1.  ORGANIZATION AND NATURE OF BUSINESS

SAExploration Holdings, Inc. (“we,” “our” or “us) is a full–service provider of seismic data acquisition, logistical support and processing services in North America, South America, Asia Pacific and West Africa to customers in the oil and natural gas industry.

Our chief operating decision maker regularly reviews financial data by country to assess performance and allocate resources, resulting in the conclusion that each country in which we operate represents a reporting unit.  As these reporting units are similar in terms of economic characteristics, nature of products, processes and type of customers, we have concluded that our seismic data contract services operations comprise one single reportable segment.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

Basis of Presentation

Our consolidated financial statements include our accounts and those of our subsidiaries which are wholly–owned, controlled by us or a variable interest entity where we are the primary beneficiary.  All intercompany accounts and transactions have been eliminated in consolidation.  The noncontrolling interest attributed to these entities, if any, are presented as “Noncontrolling interest” on our consolidated balance sheets and “Net income attributable to noncontrolling interest” on our consolidated statements of operations.

In the Notes to Consolidated Financial Statements, except for Note 15 and Note 21, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We base our estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances.  Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could materially differ from those estimates.

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

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

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

Property and Equipment

Property and equipment is capitalized at historical cost or the relative fair value of assets acquired (see Note 4) and is depreciated using the straight–line method based on estimated economic lives.  We expense costs for maintenance and repairs in the period incurred.  Significant improvements and betterments are capitalized if they extend the useful life of the asset.

Multiclient Seismic Data Library

The multiclient seismic data library maintained by Alaskan Seismic Ventures, LLC (“ASV”) consists of completed seismic surveys that are primarily licensed on a nonexclusive basis.  We capitalize costs directly incurred in acquiring and processing the multiclient seismic data.  We expense these costs to “Cost of services” based on the percentage of the total costs to the estimated total revenue that we expect to receive from the sales of such data.  However, under no circumstances will an individual survey carry a net book value greater than a five year, straight–line amortized value.

Impairment of Long–Lived Assets

We assess our long–lived assets, such and property and equipment, multiclient seismic data library and intangible assets, for possible impairment whenever events or circumstances indicate that the recorded carrying value of the long–lived asset may not be recoverable.  If the carrying amount of the long–lived asset exceeds the sum of the estimated undiscounted future net cash flows, we recognize an impairment loss equal to the difference between the carrying value and the fair value of the long–lived asset, which is estimated through various valuation techniques including discounted cash flow models, quoted market prices and third–party appraisals.

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

Tax Credits Receivable and Production Taxes

Tax credits (“Tax Credits”) are earned through certain exploration incentives offered by the State of Alaska that are based on costs incurred by the explorer and approved by the Alaska Department of Revenue.  The costs incurred in participating in this incentive program are related to a multiclient seismic data library maintained by ASV.  The credits are recorded after costs are incurred and Tax Credit applications are submitted to and approved by the State of Alaska as an offset to the capitalized costs of the multiclient seismic data library since the incentive’s usage is consistent with usage of the multiclient seismic data library.  Future sales related to the multiclient seismic data library are subject to a 35% production tax by the

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

State of Alaska.  These production taxes are expensed in the period incurred based on license sales and are satisfied through the usage of the Tax Credits receivable.  If there are no available Tax Credits at that time, there would be a production tax liability that would need to be otherwise paid.  Under this incentive program, the State of Alaska allows for any unused credits to be purchased for cash from the State if and when funds are allocated to the program, or transferred or sold to other parties for use against their production taxes.  In 2018 and 2017, we sold $2.7 million and $3.6 million, respectively, of Tax Credits to a third party for use against their production taxes.

Treasury Stock

We record the repurchase of shares of our common stock at cost based on the settlement date of the transaction.  These repurchased shares are classified as treasury stock in our consolidated balance sheets.  Shares of treasury stock are included in our authorized and issued shares but excluded from outstanding shares.

Variable Interest Entities

A variable interest entity (“VIE”) is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  We consolidate a VIE when we are the primary beneficiary of such VIE.  As primary beneficiary, we have both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.  We reconsider our evaluation of whether to consolidate a VIE each reporting period based upon changes in the facts and circumstances pertaining to the VIE.

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

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

At times, we may also recognize revenue from licensing of data that has already been created and is available for delivery. This seismic data license represents a single performance obligation that is typically recognized at a point in time.  We recognize this revenue upon the transfer of control to the customer at an amount that reflects the consideration we expect to receive in exchange for these licenses.  We recognized $4.1 million of revenues from the sale of licenses in 2018.  We did not recognize any revenues from the sales of licenses in 2017.

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

Gains and losses from foreign currency transactions, such as those resulting from transactions denominated in a currency other than the functional currency of the entity involved and those resulting from remeasurements of monetary items, are included in our consolidated statements of operations.  In addition, as we have not designated our intercompany transactions as being of a long–term nature, gains and losses on these transactions are included in our consolidated statements of operations.

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

In both 2018 and 2017, we had three customers that individually exceeded 10% of our consolidated revenue from services and represented approximately 43% and 75%, respectively, of our consolidated revenue from services.

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

We currently expect the adoption of the new standards to result in the recognition of right–of–use assets between a range of approximately $9.5 million to $10.5 million and the corresponding lease liabilities between a range of approximately $9.5 million to $10.5 million.  We do not expect the adoption of the new standards to have a material impact on our results of operations or cash flows.

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

NOTE 3.  RESTATEMENT OF PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS

Background of the Restatement

As previously disclosed, the Securities and Exchange Commission (the “SEC”) has been conducting an investigation of certain matters, including with respect to revenue recognition, accounts receivable and tax credits. The Department of Justice (the “DOJ”) is conducting a parallel investigation with the SEC. We have been cooperating and will continue to cooperate with the SEC and the DOJ in their investigations.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

On August 5, 2019, our Board of Directors (the “Board”) established a special committee of independent directors (the “Special Committee”) to oversee an internal investigation with respect to the SEC investigation and any related matters. In turn, the Special Committee engaged its own legal and forensic accounting advisors, in addition to certain consulting services providers.  Also in August 2019, the Audit Committee undertook an assessment of the accuracy of our historical financial statements and related disclosures that were contained in previously filed periodic reports.

On August 14, 2019, the Audit Committee and the Board concluded that our previously issued consolidated financial statements and financial information relating to each of the fiscal years ended December 31, 2015, 2016, 2017 and 2018 and our condensed consolidated financial statements for the quarters and year–to–date periods ended June 30, 2015 through March 31, 2019 (collectively, the “Non–Reliance Periods”) contained errors, should no longer be relied upon and should be restated, and that other financial information, any earnings releases, investor presentations or other communications related thereto covering the Non–Reliance Periods should also no longer be relied upon. The Audit Committee’s and the Board’s decision to restate our consolidated financial statements for the Non–Reliance Periods arose from our re–evaluation of our relationship with ASV, which had not been consolidated into our financial statements. In August 2019, we determined that ASV is a VIE, that we had a controlling financial interest in ASV, and that we are the primary beneficiary of ASV, which, among other factors, required us to consolidate ASV during the Non-Reliance Periods in accordance with GAAP.

The Special Committee’s investigation identified that Global Equipment Solutions LLC (“Global Equipment”), one of our vendors in 2015 and 2016, was formed by Brent Whiteley, our former Chief Financial Officer and General Counsel, and controlled by Mr. Whiteley and/or Jeff Hastings, our former Chief Executive Officer. In 2015 and 2016, we paid an aggregate of approximately $12.0 million to Global Equipment pursuant to the following agreements. In August 2011, we entered into an agreement (the “Transfer Agreement”) with NES, LLC (“NES”), pursuant to which NES retained a transfer fee (the “Transfer Fee”) in connection with the transfer of a customer contract from NES to us. NES is a legal entity that was previously owned and/or controlled by Mr. Hastings that we subsequently acquired in October 2011. The Transfer Fee was assigned to a separate legal entity controlled by Mr. Hastings prior to our acquisition of NES in October 2011 and was subsequently assigned to Global Equipment.  The authenticity of the Transfer Agreement and the subsequent assignments of the Transfer Fee have not been confirmed. Furthermore, the foregoing agreements and the obligation to pay the Transfer Fee to NES, Global Equipment and/or Mr. Hastings was not disclosed. The payments made to Global Equipment in satisfaction of the purported Transfer Fee were previously recorded as rental expense in 2015 and 2016. These amounts have now been reclassified in our consolidated statements of operations as misappropriation of funds in 2015 and 2016.

Of the approximately $12.0 million paid to Global Equipment, approximately $5.9 million was transferred through entities formed and/or controlled by Mr. Hastings and Mr. Whiteley to ASV as capital contributions in December 2015. This investment in ASV was not disclosed. ASV was formed as a seismic data library company in 2015, and we previously reported revenue from ASV of approximately $57.3 million in 2016 and approximately $83.8 million in 2015.  The remaining approximately $6.1 million paid to Global Equipment was transferred to Mr. Hastings and Mr. Whiteley and/or to entities formed and/or controlled by them.  These payments were not disclosed.

The Special Committee’s investigation also identified the misappropriation of approximately $4.1 million by Mr. Whiteley from 2012 to 2019, which amount has been reclassified in our consolidated statement of operations as a loss from a misappropriation of funds for such periods. A portion of these funds were paid to RVI Consulting, Inc. (“RVI”), a legal entity owned and/or controlled by Mr. Whiteley. The payments made to RVI were not disclosed. The majority of the payments to RVI were previously recorded as legal and professional expenses in the prior periods.

The Special Committee’s investigation also identified the misappropriation of approximately $0.5 million by Mr. Hastings during 2013 related to a reimbursement of Mr. Hastings’ individual tax liability, which has been corrected in our consolidated statement of operations during the year ended December 31, 2014 as a reduction to income tax expense.

Effects of the Restatement

As a result of the determination that ASV is a VIE, in which we have a controlling financial interest and are the primary beneficiary, we are consolidating ASV for all periods beginning in 2015. The consolidation of ASV for the periods prior to January 1, 2017 resulted in a reduction of stockholders’ equity of approximately $52.8 million due to the consolidation and elimination of inter-company transactions.  The assets of ASV consist of a seismic data library in Alaska for which we provided the seismic data acquisition services, tax credits received from the State of Alaska under the rebatable oil and gas production tax credit regime and cash on hand.  The tax credits were recorded as a reduction in the value of the seismic data

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

library as a reimbursement of the costs incurred to acquire the data library.  ASV has no significant liabilities other than its payable to us for the seismic data acquisition services and has approximately $5.9 million in capital contributions as described above.  For the years ended December 31, 2018 and 2017, considering the approximately $52.8 million reduction in stockholders equity discussed above, the consolidation of ASV resulted in an increase and a (decrease) in stockholders’ equity of approximately $18.7 million and approximately $(0.1) million, respectively.   In 2018, we previously recorded an allowance for doubtful accounts of approximately $19.0 million against our accounts receivable related to ASV.  The receivable was eliminated upon consolidation of ASV and the allowance for doubtful accounts was reversed.

We have reclassified certain items in our consolidated statement of operations as loss from a misappropriation of funds disclosed above, of which approximately $1.1 million, $0.5 million, $0.4 million, $0.5 million and $0.2 million are related to the misappropriation of funds by Mr. Whiteley in 2018, 2017, 2016, 2015 and 2014, respectively, and approximately $5.2 million and $6.8 million are related to misappropriation of funds as a result of payments made to Global Equipment in 2016 and 2015, respectively. We have also restated our 2014 financials for the misappropriation by Mr. Hastings in 2013 discussed above.

In addition, we are restating our consolidated financial statements to correct for unrelated material accounting errors in prior periods, including the following:

•

We failed to record royalty income related to our acquisition of certain assets of Geokinetics, Inc., discussed in Note 4. We acquired a royalty agreement relating to a multiclient seismic data library, which was sold by Geokinetics, Inc. to a third party prior to our acquisition of the Geokinetics assets.  The royalty agreement provided for a royalty of 20% of future sales of the multiclient seismic data library for a three–year period, not to exceed $5.0 million in royalty income.  To correct this error in the subsequent accounting for the royalty agreement, we have recorded royalty income related to this agreement of approximately $1.6 million in 2018.  The royalty income is included in accounts receivable and other income in the accompanying financial statements, which resulted in an increase to our current assets and a decrease to our net loss.  We collected this accounts receivable in the third and fourth quarters of 2019.

•

We also identified an error related to the recording of deferred taxes in our Colombia and Bolivia subsidiaries.  Based upon our internal review of the decision to record a 100% valuation allowance in 2018 related to these subsidiaries, we determined that the factors leading to the full valuation allowance of the deferred tax assets were present in previous periods and were not appropriately considered.  As a result of this error, we have decreased and increased income tax expense by approximately $2.5 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively.

Along with restating our consolidated financial statements to correct the errors discussed above, we corrected our weighted average shares outstanding (basic and diluted) to include penny warrants in the computation of loss per common share and we recorded adjustments for certain immaterial accounting errors and reclassifications related to the periods covered in this Form 10–K/A.

As part of the restatement, we have also restated our disclosures with respect to related party transactions in “Item 13. Certain Relationships and Related Transactions and Director Independence” of this Form 10–K/A and in Note 21.

In connection with the restatement of our consolidated financial statements in this Form 10–K/A, management determined that material weaknesses exist in our internal control over financial reporting and that our disclosure controls and procedures were ineffective during the Non–Reliance Periods. For a description of the material weaknesses identified by management and management’s implemented and planned remediations for those material weaknesses, please see “Item 9A. Controls and Procedures” of this Form 10-K/A.

The consolidated financial statements included in this Form 10–K/A have been restated to reflect the adjustments described above.  The tables below summarize the effects of the restatement on our (i) consolidated balance sheets at December 31, 2018 and 2017; (ii) consolidated statements of operations for the years ended December 31, 2018 and 2017; (iii) consolidated statement of changes in stockholders’ deficit for the year ended December 31, 2017; and (iv) consolidated statements of cash flows for the years ended December 31, 2018 and 2017.  A summary of the effect of the restatement on the consolidated statement of changes to stockholders’ equity for the year ended December 31, 2018 and the consolidated statements of comprehensive loss for the years ended December 31, 2018 and 2017 are not presented because the impact to accumulated deficit and comprehensive loss are reflected below in the consolidated balance sheet summaries and consolidated statements of operations summaries. Additionally, see Note 24 for a summary of the effect of the restatement on our unaudited quarterly periods in 2018 and 2017.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

In addition to the restatement of the consolidated financial statements, certain information within the following notes to the consolidated financial statements has been restated to reflect the correction of errors discussed above as well as to add disclosure language as appropriate:

•	Note 2. Summary of Significant Accounting Policies;

•	Note 6. Multiclient Seismic Data Library, Net;

•	Note 8. Tax Credits Receivable, Net;

•	Note 9. Long–Term Debt;

•	Note 10. Commitments and Contingencies;

•	Note 13. Variable Interest Entities;

•	Note 14. Revenue from Services;

•	Note 17. Income Taxes;

•	Note 18. Loss per Common Share;

•	Note 20. Other Supplemental Information;

•	Note 21. Related Party Transactions;

•	Note 22. Geographic and Related Information;

•	Note 23. Supplemental Guarantor Information;

•	Note 24. Quarterly Data (Unaudited); and

•	Note 25. Subsequent Events (Unaudited).

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Summary of Restatement – Consolidated Balance Sheets

The effects of the restatement on our consolidated balance sheets are as follows:

	December 31, 2018
	Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$7,192	$387	$7,579
Restricted cash	271	—	271
Accounts receivable, net	24,859	1,604	26,463
Deferred costs on contracts	3,717	29	3,746
Prepaid expenses and other current assets	2,813	30	2,843
Total current assets	38,852	2,050	40,902

Property and equipment, net	35,334	—	35,334
Multiclient seismic data library, net	—	4,733	4,733
Goodwill	1,687	—	1,687
Intangible assets, net	4,066	—	4,066
Long-term accounts receivable, net	52,804	(52,804)	—
Tax credits receivable, net	—	13,198	13,198
Deferred income taxes	2,015	145	2,160
Other assets	2,715	(2,448)	267
Total assets	$137,473	$(35,126)	$102,347
LIABILITIES AND STOCKHOLDERS' EQUTY (DEFICIT)
Current liabilities:
Accounts payable	$10,103	$—	$10,103
Accrued liabilities	10,498	—	10,498
Income and other taxes payable	3,331	—	3,331
Current portion of long-term debt	7,837	—	7,837
Deferred revenue	4,298	59	4,357
Total current liabilities	36,067	59	36,126

Long-term debt	85,653	(2,448)	83,205
Other long-term liabilities	380	—	380

Commitments and contingencies

Stockholders' equity (deficit):
Common stock	—	—	—
Additional paid-in capital	232,661	—	232,661
Accumulated deficit	(216,612)	(32,737)	(249,349)
Accumulated other comprehensive loss	(3,035)	—	(3,035)
Treasury stock	(1,866)	—	(1,866)
SAExploration stockholders’ equity (deficit)	11,148	(32,737)	(21,589)
Noncontrolling interest	4,225	—	4,225
Total stockholders’ equity (deficit)	15,373	(32,737)	(17,364)
Total liabilities and stockholders’ equity (deficit)	$137,473	$(35,126)	$102,347

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

	December 31, 2017
	Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$3,613	$80	$3,693
Restricted cash	41	—	41
Accounts receivable, net	6,105	—	6,105
Deferred costs on contracts	1,780	—	1,780
Prepaid expenses and other current assets	6,722	(2,869)	3,853
Total current assets	18,261	(2,789)	15,472

Property and equipment, net	32,946	—	32,946
Multiclient seismic data library, net	—	5,829	5,829
Goodwill	1,832	—	1,832
Intangible assets, net	671	—	671
Long-term accounts receivable, net	78,102	(78,102)	—
Tax credits receivable, net	—	19,089	19,089
Deferred income taxes	4,592	(2,254)	2,338
Other assets	5,534	(2,448)	3,086
Total assets	$141,938	$(60,675)	$81,263
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,551	$2	$4,553
Accrued liabilities	6,311	—	6,311
Income and other taxes payable	7,887	547	8,434
Current portion of long-term debt	995	—	995
Deferred revenue	1,477	—	1,477
Total current liabilities	21,221	549	21,770

Long-term debt	120,298	(5,352)	114,946
Other long-term liabilities	608	—	608

Commitments and contingencies

Stockholders' deficit:
Common stock	—	—	—
Additional paid-in capital	133,742	—	133,742
Accumulated deficit	(133,306)	(55,872)	(189,178)
Accumulated other comprehensive loss	(5,082)	—	(5,082)
Treasury stock	(113)	—	(113)
SAExploration stockholders’ deficit	(4,759)	(55,872)	(60,631)
Noncontrolling interest	4,570	—	4,570
Total stockholders’ deficit	(189)	(55,872)	(56,061)
Total liabilities and stockholders’ deficit	$141,938	$(60,675)	$81,263

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Summary of Restatement – Consolidated Statements of Operations

The effects of the restatement on our consolidated statements of operations are as follows:

	Year Ended December 31, 2018
	Previously Reported	Adjustments	Restated
Revenue from services	$94,604	$4,066	$98,670
Cost of services	86,065	1,536	87,601
Depreciation and amortization	11,111	1,096	12,207
Gross loss	(2,572)	1,434	(1,138)

Operating expenses:
Selling, general and administrative expenses	59,933	(18,420)	41,513
Misappropriation of funds	—	1,080	1,080
Total operating expenses	59,933	(17,340)	42,593

Operating loss	(62,505)	18,774	(43,731)

Other (expense) income, net:
Interest expense, net	(13,858)	—	(13,858)
Foreign exchange loss, net	(3,417)	—	(3,417)
Other income (expense), net	(491)	1,817	1,326
Total other expense, net	(17,766)	1,817	(15,949)

Loss before income taxes	(80,271)	20,591	(59,680)

Income taxes	2,424	(2,544)	(120)

Net loss	(82,695)	23,135	(59,560)

Less: net income attributable to noncontrolling interest	905		905

Net loss attributable to SAExploration	$(83,600)	$23,135	$(60,465)

Basic and diluted loss per common share	$(102.25)	$69.34	$(32.91)

Weighted average common shares outstanding (basic and diluted)	1,336	2,112	3,448

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2017
	Previously Reported	Adjustments	Restated
Revenue from services	$127,022	$—	$127,022
Cost of services	93,229	—	93,229
Depreciation and amortization	11,725	—	11,725
Gross profit	22,068	—	22,068

Operating expenses:
Selling, general and administrative expenses	25,596	(39)	25,557
Misappropriation of funds	—	482	482
Total operating expenses	25,596	443	26,039

Operating loss	(3,528)	(443)	(3,971)

Other (expense) income, net:
Interest expense, net	(29,363)	—	(29,363)
Foreign exchange loss, net	(1,308)	—	(1,308)
Other income (expense), net	(272)	—	(272)
Total other expense, net	(30,943)	—	(30,943)

Loss before income taxes	(34,471)	(443)	(34,914)

Income taxes	4,313	429	4,742

Net loss	(38,784)	(872)	(39,656)

Less: net income attributable to noncontrolling interest	1,972	—	1,972

Net loss attributable to SAExploration	$(40,756)	$(872)	$(41,628)

Basic and diluted loss per common share	$(86.90)	$(1.86)	$(88.76)

Summary of Restatement – Consolidated Statement of Changes in Stockholders’ Deficit

The effects of the restatement on our consolidated statement of changes in stockholder’s deficit are as follows:

	Year Ended December 31, 2017
	Previously Reported	Adjustments	Restated
Balance at December 31, 2016	$38,061	$(55,000)	$(16,939)
Net loss	(38,784)	(872)	(39,656)
Other comprehensive loss	(260)	—	(260)
Equity-based compensation cost	1,925	—	1,925
Purchase of treasury stock	(113)	—	(113)
Distribution to noncontrolling interest	(1,095)	—	(1,095)
Loss of control of variable interest entity	77	—	77
Balance at December 31, 2017	$(189)	$(55,872)	$(56,061)

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Summary of Restatement – Consolidated Statements of Cash Flows

The effects of the restatement on our consolidated statements of cash flows are as follows:

	Year Ended December 31, 2018
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(82,695)	$23,135	$(59,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,564	1,096	12,660
Tax credits used to offset production taxes	—	1,443	1,443
Reserve for potential tax credits monetization	—	1,700	1,700
Reserve for doubtful accounts	19,522	(18,986)	536
Equity-based compensation cost	10,131	—	10,131
Loss on disposal of property and equipment	308	(20)	288
Amortization of loan issuance costs and debt discounts	5,565	—	5,565
Unrealized loss on foreign currency transactions	3,333	—	3,333
Gain on debt extinguishment	(53)	—	(53)
Deferred income taxes	2,614	(2,399)	215
Changes in operating assets and liabilities:
Accounts receivable	(4,846)	(7,915)	(12,761)
Deferred costs on contracts	(2,041)	(29)	(2,070)
Prepaid expenses and other current assets	2,326	(1,458)	868
Tax credits receivable	—	2,748	2,748
Accounts payable	5,819	(2)	5,817
Accrued liabilities	4,270	—	4,270
Income and other taxes payable	(4,471)	(547)	(5,018)
Deferred revenue	24	59	83
Other, net	(338)	—	(338)
Net cash used in operating activities	(28,968)	(1,175)	(30,143)

Cash flows from investing activities:
Asset purchase	(21,749)	—	(21,749)
Purchase of property and equipment	(1,262)	—	(1,262)
Proceeds from sale of property and equipment	810	20	830
Net cash used in investing activities	(22,201)	20	(22,181)

Cash flows from financing activities:
Long-term debt repayments	(59,207)	—	(59,207)
Long-term debt borrowings	123,411	—	123,411
Debt issuance costs	(2,715)	—	(2,715)
Stock issuance costs	(3,174)	1,462	(1,712)
Purchase of treasury stock	(1,753)	—	(1,753)
Distribution to noncontrolling interest	(1,250)	—	(1,250)
Net cash provided by financing activities	55,312	1,462	56,774

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(334)	—	(334)
Net change in cash, cash equivalents and restricted cash	3,809	307	4,116
Cash, cash equivalents and restricted cash at the beginning of year	3,654	80	3,734
Cash, cash equivalents and restricted cash at the end of year	$7,463	$387	$7,850

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2017
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(38,784)	$(872)	$(39,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,099	—	12,099
Equity-based compensation cost	1,925	—	1,925
Gain on disposal of property and equipment	(101)	—	(101)
Amortization of loan issuance costs and debt discounts	16,602	—	16,602
Payment in kind interest	4,848	—	4,848
Unrealized gain on foreign currency transactions	(543)	—	(543)
Deferred income taxes	530	429	959
Changes in operating assets and liabilities:
Accounts receivable	21,766	(3,507)	18,259
Deferred costs on contracts	6,546	—	6,546
Prepaid expenses and other current assets	(4,420)	2,909	(1,511)
Tax credits receivable	—	3,616	3,616
Accounts payable	(4,868)	2	(4,866)
Accrued liabilities	(5,933)	—	(5,933)
Income and other taxes payable	(7,710)	222	(7,488)
Deferred revenue	(6,496)	—	(6,496)
Other, net	(14)	—	(14)
Net cash used in operating activities	(4,553)	2,799	(1,754)

Cash flows from investing activities:
Purchase of property and equipment	(2,670)	—	(2,670)
Proceeds from sale of property and equipment	1,910	—	1,910
Net cash used in investing activities	(760)	—	(760)

Cash flows from financing activities:
Long-term debt repayments	(35,467)	1,166	(34,301)
Long-term debt borrowings	33,401	—	33,401
Debt issuance costs	—	(1,166)	(1,166)
Stock issuance costs	—	(2,904)	(2,904)
Purchase of treasury stock	(113)	—	(113)
Distribution to noncontrolling interest	(1,095)	—	(1,095)
Net cash used in financing activities	(3,274)	(2,904)	(6,178)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	245	—	245
Net change in cash, cash equivalents and restricted cash	(8,342)	(105)	(8,447)
Cash, cash equivalents and restricted cash at the beginning of year	11,996	185	12,181
Cash, cash equivalents and restricted cash at the end of year	$3,654	$80	$3,734

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 4.  ASSET PURCHASE

In June 2018, we entered into a stalking horse asset purchase agreement (the “Asset Purchase Agreement”) with Geokinetics, Inc. (“GEOK”), pursuant to which we agreed to purchase certain assets of GEOK (the “Purchased Assets”) and, to a lesser extent, acquire certain liabilities related thereto in a transaction to be effected in GEOK’s bankruptcy proceeding under Chapter 11 of Title 11 of the United States Bankruptcy Code.

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

NOTE 5.  PROPERTY AND EQUIPMENT

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

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 6.  MULTICLIENT SEISMIC DATA LIBRARY, NET (RESTATED)

Changes in the carrying value of multiclient seismic data library are as follows for the years ended December 31:

	2018	2017
Balance at beginning of year	$5,829	$5,829
Amortization	(1,096)	—
Balance at end of year	$4,733	$5,829

As of December 31, 2018 and 2017, accumulated amortization related to the multiclient seismic data library was $14.6 million and $13.5 million, respectively.

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying value of goodwill are as follows for the years ended December 31:

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

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 8.  TAX CREDITS RECEIVABLE, NET (RESTATED)

Changes in the carrying value of the tax credits receivable, net are as follows for the years ended December 31:

	2018	2017
Balance at beginning of year	$19,089	$22,705
Monetized in period	(2,748)	(3,616)
Production taxes related to license sales	(1,443)	—
Reserve for potential monetization	(1,700)	—
Balance at end of year	$13,198	$19,089

We established an allowance for these tax credits receivable due to uncertainty of collectability of these tax credits based on our determination that ASV is a VIE and Alaska tax credit certificates and a determination by management that costs submitted did not reflect the affiliate status of ASV.  As of December 31, 2018 and 2017, the tax credits receivable are net of an allowance of $53.0 million and $51.3 million, respectively.

NOTE 9.  LONG–TERM DEBT (RESTATED)

Long–term debt consisted of the following as of December 31:

	2018	2017
Credit facility:
Principal outstanding	$12,334	$5,000
Unamortized debt issuance costs	(125)	(599)
Carrying amount	12,209	4,401

Senior loan facility:
Principal outstanding	29,000	29,995
Unamortized debt issuance costs	(2,448)	(5,352)
Carrying amount	26,552	24,643

6% senior secured convertible notes due 2023:
Principal outstanding	60,000	—
Unamortized debt discount and debt issuance costs	(15,906)	—
Carrying amount	44,094	—

10% senior secured notes due 2019:
Principal outstanding	—	1,872
Unamortized debt issuance costs	—	(25)
Carrying amount	—	1,847

10% senior notes due 2019:
Principal outstanding	6,957	85,239
Unamortized debt issuance costs	(4)	(189)
Carrying amount	6,953	85,050

Capital lease obligations	1,234	—

Total debt	91,042	115,941
Current portion of long-term debt	(7,837)	(995)
Total long-term debt	$83,205	$114,946

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Debt Exchange

In January 2018, we consummated an exchange offer and consent solicitation (the “Exchange”) related to our Senior Notes due 2019 (the “Senior Notes”).  Pursuant to a restructuring support agreement with holders of approximately 85% of the par value of our Senior Notes, we exchanged $78.0 million of our Senior Notes and $7 thousand of our Senior Secured Notes due 2019 (the “Senior Secured Notes”) for (i) 0.04 million shares of common stock, (ii) 0.03 million shares of Series A preferred stock, (iii) 0.9 million shares of Series B preferred stock, and (iv) 8.3 million Series C warrants.  The Exchange was accounted for as an extinguishment as we were legally released of our obligations upon delivery and acceptance of the respective equity securities and we recognized a gain of $0.1 million.

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

As previously disclosed, as a result of certain circumstances giving rise to, or occurring as a result of, the restatement, certain events of default had occurred under the credit facility.  On February 7, 2020, we entered into an amendment and waiver to our credit facility to, among other things, waive existing events of default thereunder and amend certain covenants requiring us to deliver financial statements, reports, projections and other items thereunder.

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

In February 2019, we extended the maturity date of the senior loan facility to January 4, 2021.

As previously disclosed, as a result of certain circumstances giving rise to, or occurring as a result of, the restatement, certain events of default had occurred under the senior loan facility.  On February 7, 2020, we entered into an amendment and waiver to our senior loan facility to, among other things, waive existing events of default thereunder and amend certain covenants requiring us to deliver financial statements, reports, projections and other items thereunder.

6% Senior Secured Convertible Notes due 2023

In September 2018, we issued $60.0 million of 6% Senior Secured Convertible Notes due 2023 (the “2023 Notes”) under an indenture dated September 26, 2018 (the “2023 Indenture”).  The 2023 Notes mature in September 2023, and interest is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

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

As previously disclosed, as a result of certain circumstances giving rise to, or occurring as a result of, the restatement, certain events of default had occurred under the indenture governing the 2023 Notes.  On February 7, 2020, we entered into an amendment and waiver to the indenture governing our 2023 Notes to, among other things, waive existing events of default thereunder and amend certain covenants requiring us to deliver financial statements, reports, projections and other items thereunder.

10% Senior Secured Notes due 2019

Our Senior Secured Notes were issued in July 2015 and were to mature in July 2019.  Interest was payable semi–annually in arrears on January 15 and July 15 of each year.  We repaid in full our Senior Secured Notes in July 2018.

10% Senior Notes due 2019

In July 2016, we issued our Senior Notes under an indenture dated July 27, 2016 (the “Senior Notes Indenture”).  Interest was payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

As previously disclosed, as a result of certain circumstances giving rise to, or occurring as a result of, the restatement, certain events of default had occurred under the Senior Notes Indenture.  We repaid in full our Senior Notes at maturity in September 2019.

Debt Compliance

The credit agreements and indentures for our credit facility, senior loan facility, 2023 Notes and Senior Notes contain certain representations, warranties, covenants and other terms and conditions which are customary for agreements of these types.  As previously disclosed, as a result of certain circumstances giving rise to, or occurring as a result of, the restatement, as of December 31, 2018, certain events of default had occurred under these agreements.  We repaid in full the Senior Notes at maturity in September 2019.  In September 2019, we entered into forbearance agreements with respect to our credit facility, senior loan facility and 2023 Notes, whereby the holders of the indebtedness thereunder agreed to refrain from exercising their rights and remedies with respect to events of default that have occurred and other potential defaults or events of default that may occur as further specified in the forbearance agreements until 5:00 p.m. (New York City time) on the earlier of (i) November 30, 2019 and (ii) the date the forbearance agreements otherwise terminated in accordance with their terms.  The November 30, 2019 deadline was ultimately extended to February 7, 2020.  On February 7, 2020, we entered into amendments and waivers to our credit facility, senior loan facility and the indenture governing the 2023 Notes to, among other things, waive existing events of default thereunder and amend certain covenants requiring us to deliver financial statements, reports, projections and other items thereunder.

Maturities of Long–Term Debt

The maturities of our long–term debt, including capital leases, for each of the five years in the period ending December 31, 2023 are $7.8 million, $29.4 million, $12.3 million, $0.0 million and $60.0 million, respectively.

NOTE 10.  COMMITMENTS AND CONTINGENCIES (RESTATED)

Legal Matters

On August 18, 2019, a purported stockholder, John Bodin (the “Class Action Plaintiff”), filed a putative class action lawsuit against us and certain former executive officers named therein (the “Class Action Defendants”) in the U.S. District Court for the Southern District of Texas captioned John Bodin v. SAExploration Holdings, Inc., et al. Case No. 4:19–cv–03089. The Class Action Plaintiff seeks to represent a class of stockholders who purchased or otherwise acquired our publicly traded securities from March 15, 2016 through August 15, 2019 (the “Covered Period”). The complaint generally alleges that the Class Action Defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b–5 by making false and misleading statements in our periodic reports filed with the SEC during the Covered Period. The complaint requests damages, including interest, and an award of reasonable costs and expenses, including counsel and expert fees.

On September 6, 2019, a purported stockholder, M. Shane Hamilton (the “Derivate Plaintiff”), filed a stockholder derivative lawsuit against certain of our former and current executive officers and directors named therein (the “Derivative Defendants”) in the U.S. District Court for the District of Delaware captioned M. Shane Hamilton, derivatively on behalf of SAExploration Holdings, Inc., v. Jeff Hastings, et al. The derivative complaint generally alleges (i) breaches by the Derivative Defendants of their fiduciary duties as our directors and/or officers, (ii) unjust enrichment, (iii) waste of corporate assets, and (iv) violations of Section 14(a) of the Exchange Act. The derivative complaint seeks, among other things, relief (i) directing us and the Derivative Defendants to take actions to reform and improve our corporate governance and internal procedures, (ii) awarding us restitution from the Derivative Defendants, and (iii) awarding the Derivative Plaintiff’s costs and attorneys’ and experts’ fees.

As previously disclosed, the SEC has been conducting an investigation of certain matters, including with respect to revenue recognition, accounts receivable, and tax credits. The DOJ is conducting a parallel investigation with the SEC.  We have been cooperating and will continue to cooperate with the SEC and the DOJ in their investigations. The SEC and DOJ investigations are continuing, and we are currently unable to predict the eventual scope, duration or outcome of any potential SEC or DOJ legal action or other action or whether it could have a material impact on our financial condition, results of operations, or cash flow.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

The DOR is conducting an investigation with respect to our determination that ASV is a variable interest entity and related Alaska tax credit certificates.  We have been cooperating, and will continue to cooperate, with the DOR in its investigation. The DOR investigation is continuing, and we are unable to predict the eventual scope, duration or outcome of any potential DOR legal action or other action or whether it could have a material impact on our financial condition, results of operations, or cash flow.

In the ordinary course of business, we may be subject to legal proceedings involving contractual and employment relationships, liability claims and a variety of other matters.  Although the results of these other legal proceedings cannot be predicted with certainty, we do not believe that the final outcome of these proceedings should have a material adverse effect on our business, results of operations, cash flows or financial condition.  However, we cannot predict the occurrence or outcome of these proceedings with certainty, and if we are unsuccessful in these proceedings and any loss exceeds our available insurance, if any, this could have a material adverse effect on our results of operations.

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

As of December 31, 2018, future minimum annual rental commitments due under noncancelable leases for each of the five years in the period ending December 31, 2023 are $4.6 million, $2.9 million, $1.4 million, $1.1 million and $0.9 million, respectively, and $1.1 million in the aggregate thereafter

NOTE 11.  WARRANTS

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

Series C

In January 2018, we issued 8.3 million Series C warrants as an element of the Exchange (see Note 9).  Each Series C warrant entitles the holder to purchase 0.05 shares of our common stock, has an exercise price of $0.0001 and has no expiration date.  The Series C warrants are immediately exercisable by the holder and are exercisable by us in connection with a full redemption of the Series A preferred stock and Series B preferred stock provided that it does not result in a holder owning 10% or more of our outstanding shares of common stock, or upon a change in control.  The Series C warrants were recorded at $4.8 million based on an allocation of the Exchange consideration to the various share classes and securities based on their relative fair values.

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

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

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

NOTE 12.  STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 1.0 million shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by our Board of Directors.

Series A

In January 2018, we issued 0.03 million shares of Series A preferred stock as an element of the Exchange (see Note 9).  The Series A preferred stock had an 8.0% dividend payable quarterly in arrears and accumulated whether or not earned or declared beginning April 1, 2018.  In 2018, we issued dividends in kind valued at $1.6 million.  Each outstanding share of Series A preferred stock was convertible into 163.573 shares of common stock or, if an election was made by an eligible holder, into warrants representing the right to receive 163.573 shares of common stock.  The Series A preferred stock was recorded at $62.0 million, less stock issuance costs of $3.6 million, based on an allocation of the Exchange consideration to the various share classes and securities based on their relative fair values.

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

Series B

In January 2018, we issued 0.9 million shares of Series B preferred stock as an element of the Exchange (see Note 9).  The Series B preferred stock had no stated dividend and dividends were at the discretion of our Board of Directors.  Each outstanding share of Series B preferred stock was convertible into 1.08689 shares of common stock or, if an election was made by an eligible holder, into warrants representing the right to receive 1.08689 shares of common stock.  The Series B preferred stock was senior to our common stock and junior to the Series A preferred stock in the event of our liquidation.  The Series B preferred stock was recorded at $10.8 million based on an allocation of the Exchange consideration to the various share classes and securities based on their relative fair values.  Similar to the Series A preferred stock, we determined that a BCF existed for the Series B preferred stock.  As the intrinsic value of the BCF exceeded the value allotted to the Series B preferred stock, we separately recognized a discount of $10.8 million as a reduction in the value of the Series B preferred stock.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

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

NOTE 13.  VARIABLE INTEREST ENTITIES (RESTATED)

We have two entities that meet the definition of a VIE and, based on our determination that we are the primary beneficiary of these entities, we have consolidated the operating results, assets and liabilities of these entities.  We have a 49% interest in a business venture with Kuukpik Corporation (“Kuukpik”) that performs contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the North Slope of Alaska (onshore or offshore).  The entity receives 10% of our gross revenues from all North Slope of Alaska contracts and will expire in December 2020.  ASV is a multiclient seismic data library company (see Note 2 and Note 3) and we performed seismic services for ASV in 2015 and 2016.

As of December 31, 2018 and 2017, the carrying value of assets of our VIEs that are included in the accompanying consolidated balance sheets (as restated) include cash of $0.4 million and $0.1 million, prepaid expenses and other current assets of $31 thousand and $35 thousand, multiclient seismic data library, net, of $4.7 million and $5.8 million and tax credits receivable of $13.2 million and $16.3 million, respectively.  The assets presented above are net of intercompany eliminations. All liabilities associated with our VIEs as of December 31, 2018 and 2017, are eliminated in consolidation.  Losses incurred by ASV were initially applied to the 100% noncontrolling equity investors until their investment balances were reduced to zero, which occurred in 2015.  All subsequent losses incurred by ASV are fully absorbed by us and not allocated to the noncontrolling shareholders as we are the entity that carries the risk of loss related to ASV.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

In August 2017, we completed our project with SAExploration Nigeria Limited (“SAE Nigeria”), which had previously met the definition of a VIE, and all amounts due to us from SAE Nigeria were repaid.  As a result, we no longer hold a variable interest in or have a controlling interest in SAE Nigeria and no longer include the results of SAE Nigeria in our consolidated financial statements.

NOTE 14.  REVENUE FROM SERVICES (RESTATED)

Deferred Costs on Contracts

In some instances, we incur third party costs that directly relate to the contract to fulfill the contract obligations.  These fulfillment costs are capitalized and amortized consistent with how the related revenue is recognized.  Changes in our deferred costs on contracts are as follows for the year ended December 31, 2018:

Balance at beginning of year	$1,780
Fulfillment costs incurred	9,076
Amortization of fulfillment costs	(7,110)
Balance at end of year	$3,746

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

Balance at beginning of year	$1,477
Acquired from GEOK	2,856
Cash received, excluding amounts recognized as revenue from services	6,580
Amounts recognized as revenue from services	(6,556)
Balance at end of year	$4,357

Disaggregated Revenue

The following table disaggregates our revenue from services by geographic area for the years ended December 31:

	2018	2017
North America:
United States	$49,723	$40,504
Canada	20,810	14,459
Mexico	793	—
Total	71,326	54,963
South America:
Colombia	22,443	30,268
Other	88	2,404
Total	22,531	32,672
Asia Pacific
New Zealand	—	4,266
Other	4,813	—
Total	4,813	4,266
West Africa (1)	—	35,121
Total	$98,670	$127,022

(1)	This revenue was from our marine operations.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Remaining Performance Obligations

As of December 31, 2018, we had $184.9 million of remaining performance obligations.

We expect to recognize revenue of approximately 99% of these performance obligations in 2019 and the remaining approximately 1% in 2020.

NOTE 15.  EQUITY–BASED COMPENSATION

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

Activity related to NQSOs is as follows:

	Number of Underlying Shares	Weighted Average Exercise Price
Outstanding at January 1, 2018	15,575	$203.80
Exercised	(15,575)	203.80
Outstanding at December 31, 2018	—	$—

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

NOTE 16.  EMPLOYEE BENEFIT PLANS

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

NOTE 17.  INCOME TAXES (RESTATED)

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law.  The Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a transition tax of earnings of certain foreign subsidiaries that were previously not subject to U.S. tax and created new income taxes on certain foreign sourced earnings.

Given the significant complexity of the Act and the lack of clear tax and accounting guidance for the Act, the SEC issued Staff Accounting Bulletin (“SAB”) No. 118 which provides guidance of accounting for the tax effects of the Act and allows for adjustments to provisional amounts during a measurement period of up to one year.  In 2017, pursuant to SAB No. 118, we made reasonable estimates related to (i) the remeasurement of U.S. deferred tax balances for the reduction in the tax rate, (ii) the liability for the transition tax and (iii) the taxes accrued relating to the change in permanent reinvestment assertion for unremitted earnings of certain foreign subsidiaries.  As a result, we recognized a net provisional income tax expense of $15.8 million in 2017 associated with these items, which was offset by a valuation allowance of the same amount.

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

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2018, we have completed our accounting for the tax effects of the Act.

The provision for income taxes is comprised of the following for the years ended December 31:

	2018	2017
Current:
U.S.	$(145)	$—
Foreign	(190)	3,783
Total current	$(335)	$3,783
Deferred:
U.S.	$145	$(290)
Foreign	70	1,249
Total deferred	215	959
Income taxes	$(120)	$4,742

The geographic sources of our loss before income taxes are as follows for the years ended December 31:

	2018	2017
U.S.	$(44,265)	$(33,770)
Foreign	(15,415)	(1,144)
Total	$(59,680)	$(34,914)

The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to the loss before income taxes for the reasons set forth below for the years ended December 31:

	2018	2017
Taxes at the U.S. federal statutory income tax rate	$(12,533)	$(12,220)
Change in federal statutory income tax rate	—	15,778
Nondeductible expenses	3,880	1,398
Change in valuation allowance	14,595	(1,661)
Effect of foreign operations	890	1,865
State tax, net of federal benefit	(3,174)	38
Other	(3,778)	(456)
Provision for income taxes	$(120)	$4,742

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of our temporary differences and net operating losses (“NOL”) are as follows for the years ended December 31:

	2018	2017
Deferred tax assets:
Operating loss carryforwards	$36,150	$22,271
Other accrued expenses	2,833	2,531
Outside basis difference in ASV	13,367	11,051
Tax credit carryforwards	1,859	1,851
Other	3,504	1,537
Total deferred tax asset	57,713	39,241
Valuation allowance	(51,850)	(35,892)
Total deferred tax asset, net	5,863	3,349
Deferred tax liabilities:
Property and equipment	(2,193)	(671)
Intangible assets	(1,116)	(340)
Deferred revenue	(394)	—
Total deferred tax liabilities	(3,703)	(1,011)
Net deferred tax asset	$2,160	$2,338

At December 31, 2018, we had approximately $1.4 million of foreign tax credits that will start to expire in 2022 under applicable foreign law and $0.5 million of other credits, the majority of which will expire after 2038 under U.S. tax law.

As of December 31, 2018, we also had U.S. federal tax NOL carryforwards of $97.3 million, which begin to expire in 2034.  These NOL carryforwards, subject to certain requirements and restrictions, including limitations on their use in the event of future ownership changes, may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable.

We record a valuation allowance when it is more likely than not that some portion of all the deferred tax assets will not be utilized.  The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.  At December 31, 2018, $51.9 million of valuation allowances are recorded against various deferred tax assets, including foreign NOLs, U.S. federal and foreign tax credit carryforwards and U.S. and state NOL carryforwards.

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

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

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

NOTE 18.  LOSS PER COMMON SHARE (RESTATED)

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted loss per share is computed by dividing net loss available to common stockholders by the sum of the weighted average number of shares outstanding during each period and the dilutive potential common shares outstanding during the period determined under the treasury stock method.  Our Series C, Series D and Series E warrants are issuable for nominal consideration of $0.0001 per share, are immediately exercisable and do not expire.  As such, the shares of common stock issuable upon full exercise of these warrants are considered outstanding in the context of loss per share and are included in the weighted average number of common shares outstanding from their issuance date.

The computation of basic and diluted net loss per share is as follows for the years ended December 31:

	2018	2017
Net loss attributable to SAExploration	$(60,465)	$(41,628)
Amortization of discount on Series A and Series B preferred stock	(72,762)	—
Accretion of Series A preferred stock to redemption value	21,376	—
Dividends on Series A preferred stock	(1,614)	—
Net loss available to common stockholders	$(113,465)	$(41,628)

Weighted average common shares outstanding (basic and diluted)	3,448	469

Loss per share available to common stockholders (basic and diluted)	$(32.91)	$(88.76)

Potentially anti-dilutive shares excluded from diluted loss available to common stockholders (1)	10,709	26

(1)	Includes our Series A and Series B warrants, unvested equity–based compensation and the shares underlying our 2023 Notes as their effect, if included, would have been anti–dilutive.

NOTE 19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 20.  OTHER SUPPLEMENTAL INFORMATION (RESTATED)

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are recorded in our consolidated balance sheets as follows at December 31:

	2018	2017
Cash and cash equivalents	$7,579	$3,693
Restricted cash	271	41
Total cash, cash equivalents and restricted cash	$7,850	$3,734

Restricted cash primarily consists of cash collateral for labor claims, office rental and cash in another country restricted by exchange control regulations.

Accounts Receivable, net

Total accounts receivable, net is comprised of the following at December 31:

	2018	2017
Trade receivables	$23,330	$4,013
Other receivables	3,681	2,104
Total accounts receivable	27,011	6,117
Less: allowance for doubtful accounts	(548)	(12)
Total accounts receivable, net	$26,463	$6,105

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are as follows for the years ended December 31:

	2018	2017
Balance at beginning of year	$12	$12
Provisions for doubtful accounts	536	—
Balance at end of year	$548	$12

Accrued Liabilities

Accrued liabilities are comprised of the following at December 31:

	2018	2017
Accrued payroll liabilities	$3,622	$2,781
Accrued interest	306	1,877
Other accrued liabilities	6,570	1,653
Total accrued liabilities	$10,498	$6,311

Other accrued liabilities primarily consist of accruals for project related expenses.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Supplemental Cash Flows Information

Supplemental cash flows information is as follows for the years ended December 31:

	2018	2017
Cash paid for interest	$9,412	$6,154
Cash paid for income taxes	2,487	7,668

Noncash Transactions

Noncash transactions are as follows at December 31:

	2018	2017
Costs for additions to property and equipment acquired in a capital lease	$1,504	$—
Costs for additions to property and equipment in accounts payable	—	49
Costs to issue debt included in accounts payable	—	550

NOTE 21.  RELATED PARTY TRANSACTIONS (RESTATED)

Mr. Hastings, our former Chief Executive Officer, Mr. Whiteley, our former Chief Financial Officer and General Counsel, and our former Vice President of Finance are owners of Speculative Seismic Investments, LLC (“SSI”), which holds 1,350 shares of our common stock.  Mr. Hastings also controls CLCH, LLC, which holds 1,201 shares of our common stock.

As of December 31, 2018, SSI is a lender under our senior loan facility in the principal amount of $0.6 million.  Mr. Hastings is also a lender under our credit facility in the principal amount of $0.8 million and was an initial purchaser of our 2023 Notes in the principal amount of $1.0 million.

Mr. Hastings has an ownership interest in Fairweather Science, LLC, a company that provides specialized environmental support services to clients in Alaska’s natural resource industry.  In 2018 and 2017, we paid $0.1 million and $1 thousand, respectively, to Fairweather Science, LLC.  Mr. Hastings also has an ownership interest in Fairweather, LLC, a company that provides aviation weather observation services to remote regions in Alaska.  We did not pay Fairweather, LLC any amounts in 2018.  In 2017, we paid $19 thousand to Fairweather, LLC.

Mr. Whiteley owns RVI.  In 2018 and 2017, RVI billed us $1.1 million and $0.5 million, respectively, for legal and professional services that were determined, as further described in Note 3, to be a misappropriation of funds from us.  These amounts are included in misappropriation of funds on our consolidated statements of operations.

Mr. Whiteley, or an immediate family member of Mr. Whiteley, is an owner of Woodstone Builders LLC (“Woodstone”) which provided us construction services.  In 2018, we capitalized $0.1 million for certain leasehold improvements constructed by Woodstone.

Mr. Faust, our current Chief Executive Officer, President and Chairman of the Board, owns Quartz Geophysical LLC (“Quartz”) which provided certain consulting services related to tax credits to us.  In 2018, we did not incur any expenses related to these consulting services.  In 2017, we incurred $30 thousand in consulting expenses provided by Quartz.

A member of our operations management team owns Inupiate Resources LLC which provides us with certain specialty personnel.  In 2018 and 2017, we incurred $0.1 million and $0.2 million, respectively, in expenses associated with contract labor.

A member of our operations management team owns Summit Air Resources which provided us with certain salvage services.  In 2018 and 2017, we incurred $34 thousand and $44 thousand, respectively, related to these services.

ASV is a VIE indirectly owned and/or controlled by Mr. Hastings and Mr. Whiteley (see Note 3 and Note 13).

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

As of January 27, 2020, three of the holders of the indebtedness outstanding under our credit facility, senior loan facility and 2023 Notes represent (together with their respective affiliates) approximately 90%, 72% and 90%, respectively, of the total principal amounts outstanding under such debt financing arrangements.  These holders also collectively own 18% of the shares of our outstanding common stock, 62% of the shares of our outstanding common stock, including shares of common stock issuable upon the exercise of our outstanding Series C, D, E and F common stock warrants (including the Series F warrants to be issued upon receipt of shareholder approval), and 76% of the shares of our outstanding common stock, including shares of common stock issuable upon the exercise of our outstanding Series C, D, E and F common stock warrants (including the Series F warrants to be issued upon receipt of shareholder approval) and upon conversion of our 2023 Notes, respectively.

Moreover, the three lenders are parties to certain registration rights agreements, by and among us and certain of our stockholders.

NOTE 22.  GEOGRAPHIC AND RELATED INFORMATION (RESTATED)

The following table presents long–lived assets, which includes property and equipment, multiclient seismic data library, goodwill, intangible assets, tax credits receivable, net and other assets, by its geographic location at December 31:

	2018	2017
North America:
United States	$54,551	$56,117
Canada	3,888	3,625
Total	58,439	59,742
South America:
Colombia	185	1,396
Other	62	1,844
Total	247	3,240
Asia Pacific	599	471
Consolidated	$59,285	$63,453

See Note 15 for our revenue from services by geographic location based on the location of the services provided.

NOTE 23.  SUPPLEMENTAL GUARANTOR INFORMATION (RESTATED)

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

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheets

	December 31, 2018
	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$28	$5,285	$2,266	$—	$7,579
Restricted cash	—	—	271	—	271
Accounts receivable, net	144	20,487	5,832	—	26,463
Deferred costs on contracts	—	3,520	226	—	3,746
Prepaid expenses and other current assets	63	2,395	385	—	2,843
Total current assets	235	31,687	8,980	—	40,902

Property and equipment, net	—	32,889	2,445	—	35,334
Multiclient seismic data library, net	—	4,733	—	—	4,733
Investment in subsidiaries	(79,848)	41,986	7,499	30,363	—
Intercompany receivables	183,675	—	—	(183,675)	—
Goodwill	—	—	1,687	—	1,687
Intangible assets, net	—	3,541	525	—	4,066
Tax credits receivable	—	13,198	—	—	13,198
Deferred income taxes	—	2,023	137	—	2,160
Other assets	—	239	28	—	267
Total assets	$104,062	$130,296	$21,301	$(153,312)	$102,347

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$289	$7,205	$2,609	$—	$10,103
Accrued liabilities	906	8,484	1,108	—	10,498
Income and other taxes payable	210	2,739	382	—	3,331
Current portion of long-term debt	6,953	884	—	—	7,837
Deferred revenue	—	4,357	—	—	4,357
Total current liabilities	8,358	23,669	4,099	—	36,126

Intercompany payables	—	135,691	47,985	(183,676)	—
Long-term debt	70,646	12,559	—	—	83,205
Other long–term liabilities	300	—	80	—	380

Stockholders’ equity (deficit):
Common stock	—	—	168	(168)	—
Additional paid–in capital	232,661	46,974	18,996	(65,970)	232,661
Accumulated deficit	(206,037)	(88,681)	(51,133)	96,502	(249,349)
Accumulated other comprehensive (loss) income	—	(4,141)	1,106	—	(3,035)
Treasury stock, at cost	(1,866)	—	—	—	(1,866)
SAExploration stockholders’ equity (deficit)	24,758	(45,848)	(30,863)	30,364	(21,589)
Noncontrolling interest	—	4,225	—	—	4,225
Total stockholders’ equity (deficit)	24,758	(41,623)	(30,863)	30,364	(17,364)
Total liabilities and stockholders’ equity (deficit)	$104,062	$130,296	$21,301	$(153,312)	$102,347

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

	December 31, 2017
	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8	$2,799	$886	$—	$3,693
Restricted cash	—	41	—	—	41
Accounts receivable, net	—	2,060	4,045	—	6,105
Deferred costs on contracts	—	1,450	330	—	1,780
Prepaid expenses and other current assets	257	3,497	99	—	3,853
Total current assets	265	9,847	5,360	—	15,472

Property and equipment, net	—	28,538	4,408	—	32,946
Multiclient seismic data library, net	—	5,829	—	—	5,829
Investment in subsidiaries	(33,568)	51,889	7,500	(25,821)	—
Intercompany receivables	134,502	—	—	(134,502)	—
Goodwill	—	—	1,832	—	1,832
Intangible assets, net	—	—	671	—	671
Tax credits receivable	—	19,089	—	—	19,089
Deferred income taxes	—	1,733	605	—	2,338
Other assets	2,904	150	32	—	3,086
Total assets	$104,103	$117,075	$20,408	$(160,323)	$81,263

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,782	$1,260	$1,511	$—	$4,553
Accrued liabilities	1,885	3,178	1,248	—	6,311
Income and other taxes payable	539	7,543	352	—	8,434
Current portion of long-term debt	995	—	—	—	995
Deferred revenue	—	1,475	2	—	1,477
Total current liabilities	5,201	13,456	3,113	—	21,770

Intercompany payables	—	94,189	40,313	(134,502)	—
Long-term debt	110,545	4,401	—	—	114,946
Other long-term liabilities	300	250	58	—	608

Stockholders’ equity (deficit):
Common stock	—	—	—	—	—
Additional paid–in capital	133,742	46,974	18,944	(65,918)	133,742
(Accumulated deficit) retained earnings	(145,572)	(42,686)	(41,017)	40,097	(189,178)
Accumulated other comprehensive loss	—	(4,079)	(1,003)	—	(5,082)
Treasury stock, at cost	(113)	—	—	—	(113)
SAExploration stockholders' equity (deficit)	(11,943)	209	(23,076)	(25,821)	(60,631)
Noncontrolling interest	—	4,570	—	—	4,570
Total stockholders’ equity (deficit)	(11,943)	4,779	(23,076)	(25,821)	(56,061)
Total liabilities and stockholders’ equity (deficit)	$104,103	$117,075	$20,408	$(160,323)	$81,263

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2018
	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenue from services	$—	$74,943	$23,727	$—	$98,670
Cost of services	—	67,342	20,259	—	87,601
Depreciation and amortization	—	9,669	2,538	—	12,207
Gross (loss) profit	—	(2,068)	930	—	(1,138)

Total operating expenses	14,214	22,089	6,290	—	42,593

Operating loss	(14,214)	(24,157)	(5,360)	—	(43,731)

Other income (expense), net	53	(11,627)	(4,375)	—	(15,949)

Loss before income taxes and equity in loss of affiliates	(14,161)	(35,784)	(9,735)	—	(59,680)

Income taxes	24	(534)	390	—	(120)

Loss before equity in loss of affiliates	(14,185)	(35,250)	(10,125)	—	(59,560)

Equity in loss of affiliates	(46,280)	(10,125)	—	56,405	—

Net loss	(60,465)	(45,375)	(10,125)	56,405	(59,560)

Less: net income attributable to noncontrolling interest	—	905	—	—	905

Net loss attributable to SAExploration	$(60,465)	$(46,280)	$(10,125)	$56,405	$(60,465)

Comprehensive loss	$(60,465)	$(45,437)	$(8,016)	$56,405	$(57,513)

Less: comprehensive income attributable to noncontrolling interest	—	905	—	—	905

Comprehensive loss attributable to SAExploration	$(60,465)	$(46,342)	$(8,016)	$56,405	$(58,418)

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2017
	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenue from services	$—	$108,366	$18,656	$—	$127,022
Cost of services	—	77,585	15,644	—	93,229
Depreciation and amortization	—	8,462	3,263	—	11,725
Gross profit (loss)	—	22,319	(251)	—	22,068

Total operating expenses	4,148	17,616	4,275	—	26,039

Operating (loss) income	(4,148)	4,703	(4,526)	—	(3,971)

Other expense, net	(16,569)	(13,514)	(860)	—	(30,943)

Loss before income taxes and equity in loss of affiliates	(20,717)	(8,811)	(5,386)	—	(34,914)

Income taxes	(5)	3,438	1,309	—	4,742

Loss before equity in loss of affiliates	(20,712)	(12,249)	(6,695)	—	(39,656)

Equity in loss of affiliates	(20,916)	(6,618)	—	27,534	—

Net loss	(41,628)	(18,867)	(6,695)	27,534	(39,656)

Less: net income (loss) attributable to noncontrolling interest	—	2,049	(77)	—	1,972

Net loss attributable to SAExploration	$(41,628)	$(20,916)	$(6,618)	$27,534	$(41,628)

Comprehensive loss	$(41,628)	$(18,790)	$(7,032)	$27,534	$(39,916)

Less: comprehensive income (loss) attributable to noncontrolling interest	—	2,049	(77)	—	1,972

Comprehensive loss attributable to SAExploration	$(41,628)	$(20,839)	$(6,955)	$27,534	$(41,888)

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2018
	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$(3,315)	$(21,874)	$(4,954)	$—	$(30,143)

Cash flows from investing activities:
Asset purchase	—	(21,749)	—	—	(21,749)
Purchase of property and equipment	—	(1,114)	(148)	—	(1,262)
Proceeds from sale of property and equipment	—	280	550	—	830
Investment in affiliate	—	(222)	—	222	—
Net cash used in (provided by) investing activities	—	(22,805)	402	222	(22,181)

Cash flows from financing activities:
Long-term debt repayments	(2,860)	(56,347)	—	—	(59,207)
Long-term debt borrowings	60,000	63,411	—	—	123,411
Debt issuance costs	(1,167)	(1,548)	—	—	(2,715)
Stock issuance costs	(1,712)	—	—	—	(1,712)
Purchase of treasury stock	(1,753)	—	—	—	(1,753)
Intercompany lending	(49,173)	43,179	5,994	—	—
Contribution from affiliate	—	—	222	(222)	—
Distribution to noncontrolling interest	—	(1,250)	—	—	(1,250)
Net cash provided by financing activities	3,335	47,445	6,216	(222)	56,774

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(321)	(13)	—	(334)
Net change in cash, cash equivalents and restricted cash	20	2,445	1,651	—	4,116
Cash, cash equivalents and restricted cash at the beginning of year	8	2,840	886	—	3,734
Cash, cash equivalents and restricted cash at the end of year	$28	$5,285	$2,537	$—	$7,850

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2017
	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$5,654	$(2,430)	$(804)	$(4,174)	$(1,754)

Cash flows from investing activities:
Purchase of property and equipment	—	(1,956)	(714)	—	(2,670)
Proceeds from sale of property and equipment	—	1,851	59	—	1,910
Net cash used in investing activities	—	(105)	(655)	—	(760)

Cash flows from financing activities:
Long-term debt repayments	—	(34,284)	(17)	—	(34,301)
Long-term debt borrowings	—	33,401	—	—	33,401
Debt issuance costs	(614)	(552)	—		(1,166)
Stock issuance costs	(2,904)	—	—	—	(2,904)
Purchase of treasury stock	(113)	—	—	—	(113)
Intercompany lending	(4,069)	(1,579)	5,648	—	—
Dividend payments to affiliates	—	—	(4,174)	4,174	—
Distribution to noncontrolling interest	—	(1,095)	—	—	(1,095)
Net cash (used in) provided by financing activities	(7,700)	(4,109)	1,457	4,174	(6,178)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(119)	364	—	245
Net change in cash, cash equivalents and restricted cash	(2,046)	(6,763)	362	—	(8,447)
Cash, cash equivalents and restricted cash at the beginning of year	2,054	9,603	524	—	12,181
Cash, cash equivalents and restricted cash at the end of year	$8	$2,840	$886	$—	$3,734

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 24.  QUARTERLY DATA (UNAUDITED) (RESTATED)

As further described in Note 3, our restated quarterly financial information as of and for the three months ended March 31, 2018 and 2017, June 30, 2018 and 2017, September 30, 2018 and 2017, and December 31, 2018 and 2017, have been restated and are presented in the following table. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

	Three Months Ended March 31,	Three Months Ended June 30,	Three Months Ended September 30,	Three Months Ended December 31,
	(Restated)
2018
Revenue from services	$37,123	$16,883	$15,003	$29,661
Gross profit (loss)	8,697	(5,122)	(4,141)	(572)
Net loss	(391)	(17,841)	(22,631)	(18,697)
Net loss available to common stockholders	(48,168)	(18,127)	(28,472)	(18,698)
Basic and diluted loss per common share	$(48.36)	$(9.72)	$(8.41)	$(2.50)

2017
Revenue from services	$86,169	$13,559	$22,452	$4,842
Gross profit (loss)	25,144	(1,017)	1,471	(3,530)
Net income (loss)	8,565	(18,050)	(13,738)	(16,433)
Net income (loss) available to common stockholders	6,583	(18,115)	(13,663)	(16,433)
Earnings (loss) per common share:
Basic	$14.07	$(38.71)	$(29.07)	$(34.89)
Diluted	$14.01	$(38.71)	$(29.07)	$(34.89)

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

The following tables reconcile our previously reported quarterly financial information with the restated quarterly financial information as of and for the three months ended March 31, 2018 and 2017, June 30, 2018 and 2017, September 30, 2018 and 2017, and December 31, 2018 and 2017.

	Three Months Ended March 31, 2018			Three Months Ended June 30, 2018
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Statement of Operations:
Revenue from services	$37,123	$—	$37,123	$16,883	$—	$16,883
Cost of services	26,005	—	26,005	19,710	—	19,710
Depreciation and amortization	2,421	—	2,421	2,295	—	2,295
Gross profit (loss)	8,697	—	8,697	(5,122)	—	(5,122)

Operating expenses:
Selling, general and administrative expenses	6,377	(691)	5,686	25,763	(17,397)	8,366
Misappropriation of funds	—	233	233	—	128	128
Total operating expenses	6,377	(458)	5,919	25,763	(17,269)	8,494

Operating income (loss)	2,320	458	2,778	(30,885)	17,269	(13,616)

Other (expense) income, net:
Interest expense, net	(3,141)	—	(3,141)	(2,346)	—	(2,346)
Foreign exchange loss, net	(174)	—	(174)	(2,005)	—	(2,005)
Other income, net	145	—	145	9	83	92
Total other expense, net	(3,170)	—	(3,170)	(4,342)	83	(4,259)

Loss before income taxes	(850)	458	(392)	(35,227)	17,352	(17,875)

Income taxes	624	(625)	(1)	(1,881)	1,847	(34)

Net loss	(1,474)	1,083	(391)	(33,346)	15,505	(17,841)

Less: net income attributable to noncontrolling interest	835	—	835	59	—	59

Net loss attributable to SAExploration	$(2,309)	$1,083	$(1,226)	$(33,405)	$15,505	$(17,900)

Basic and diluted loss per common share	$(92.06)	$43.70	$(48.36)	$(44.90)	$35.18	$(9.72)

Weighted average common shares outstanding (basic and diluted)	535	461	996	749	1,116	1,865

Balance Sheet Data (at end of period):
Current assets	$39,214	$106	$39,320	$22,136	$173	$22,309
Total assets	159,952	(59,697)	100,255	121,184	(38,153)	83,031
Current liabilities	28,908	(626)	28,282	20,144	4,806	24,950
Long-term debt, net	57,360	(4,282)	53,078	57,425	(3,675)	53,750
Other long-term liabilities	615	—	615	623	—	623
Mezzanine equity	32,105	—	32,105	32,788	—	32,788
Total stockholders' equity (deficit)	40,964	(54,789)	(13,825)	10,204	(39,284)	(29,080)

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

	Three Months Ended September 30, 2018			Three Months Ended December 31, 2018
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Statement of Operations Data:
Revenue from services	$15,003	$—	$15,003	$25,595	$4,066	$29,661
Cost of services	16,085	108	16,193	24,265	1,428	25,693
Depreciation and amortization	2,951	—	2,951	3,444	1,096	4,540
Gross loss	(4,033)	(108)	(4,141)	(2,114)	1,542	(572)

Operating expenses:
Selling, general and administrative expenses	14,858	(282)	14,576	12,935	(50)	12,885
Misappropriation of funds	—	265	265	—	454	454
Total operating expenses	14,858	(17)	14,841	12,935	404	13,339

Operating loss	(18,891)	(91)	(18,982)	(15,049)	1,138	(13,911)

Other (expense) income, net:
Interest expense, net	(4,738)	—	(4,738)	(3,633)	—	(3,633)
Foreign exchange loss, net	(331)	—	(331)	(907)	—	(907)
Other income (expense), net	27	1,345	1,372	(672)	389	(283)
Total other expense, net	(5,042)	1,345	(3,697)	(5,212)	389	(4,823)

Loss before income taxes	(23,933)	1,254	(22,679)	(20,261)	1,527	(18,734)

Income taxes	1,364	(1,412)	(48)	2,317	(2,354)	(37)

Net loss	(25,297)	2,666	(22,631)	(22,578)	3,881	(18,697)

Less: net income attributable to noncontrolling interest	10	—	10	1	—	1

Net loss attributable to SAExploration	$(25,307)	$2,666	$(22,641)	$(22,579)	$3,881	$(18,698)

Basic and diluted loss per common share	$(27.80)	$19.39	$(8.41)	$(7.75)	$5.25	$(2.50)

Weighted average common shares outstanding (basic and diluted)	1,120	2,264	3,384	2,915	4,560	7,475

Balance Sheet Data (at end of period):
Current assets	$43,118	$1,428	$44,546
Total assets	154,435	(40,017)	114,418
Current liabilities	29,063	(338)	28,725
Long-term debt, net	87,349	(3,061)	84,288
Other long-term liabilities	381	—	381
Total stockholders' equity (deficit)	37,642	(36,618)	1,024

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

	Three Months Ended March 31, 2017			Three Months Ended June 30, 2017
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Statement of Operations:
Revenue from services	$86,169	$—	$86,169	$13,559	$—	$13,559
Cost of services	57,774	—	57,774	11,629	—	11,629
Depreciation and amortization	3,251	—	3,251	2,947	—	2,947
Gross profit (loss)	25,144	—	25,144	(1,017)	—	(1,017)

Operating expenses:
Selling, general and administrative expenses	6,517	113	6,630	6,358	(12)	6,346
Misappropriation of funds	—	67	67	—	115	115
Total operating expenses	6,517	180	6,697	6,358	103	6,461

Operating income (loss)	18,627	(180)	18,447	(7,375)	(103)	(7,478)

Other (expense) income, net:
Interest expense, net	(8,358)	—	(8,358)	(8,561)	—	(8,561)
Foreign exchange gain (loss), net	311	—	311	(1,347)	—	(1,347)
Other expense, net	(13)	—	(13)	(72)	—	(72)
Total other expense, net	(8,060)	—	(8,060)	(9,980)	—	(9,980)

Income (loss) before income taxes	10,567	(180)	10,387	(17,355)	(103)	(17,458)

Income taxes	1,740	82	1,822	485	107	592

Net income (loss)	8,827	(262)	8,565	(17,840)	(210)	(18,050)

Less: net income attributable to noncontrolling interest	1,982	—	1,982	65	—	65

Net income (loss) attributable to SAExploration	$6,845	$(262)	$6,583	$(17,905)	$(210)	$(18,115)

Earnings (loss) per common share:
Basic	$14.63	$(0.56)	$14.07	$(38.26)	$(0.45)	$(38.71)
Diluted	$14.56	$(0.55)	$14.01	$(38.26)	$(0.45)	$(38.71)

Weighted average common shares outstanding:
Basic	468	—	468	468	—	468
Diluted	470	—	470	468	—	468

Balance Sheet Data (at end of period):
Current assets	$130,162	$(55,333)	$74,829	$83,138	$(44,209)	$38,929
Total assets	217,123	(70,305)	146,818	172,875	(65,266)	107,609
Current liabilities	85,404	(15,043)	70,361	56,397	(9,794)	46,603
Long-term debt, net	84,267	—	84,267	86,528	—	86,528
Total stockholders' equity (deficit)	47,452	(55,262)	(7,810)	29,950	(55,472)	(25,522)

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

	Three Months Ended September 30, 2017			Three Months Ended December 31, 2017
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Statement of Operations:
Revenue from services	$22,452	$—	$22,452	$4,842	$—	$4,842
Cost of services	18,172	—	18,172	5,654	—	5,654
Depreciation and amortization	2,809	—	2,809	2,718	—	2,718
Gross profit (loss)	1,471	—	1,471	(3,530)	—	(3,530)

Operating expenses:
Selling, general and administrative expenses	6,005	(49)	5,956	6,716	(91)	6,625
Misappropriation of funds	—	123	123	—	177	177
Total operating expenses	6,005	74	6,079	6,716	86	6,802

Operating loss	(4,534)	(74)	(4,608)	(10,246)	(86)	(10,332)

Other (expense) income, net:
Interest expense, net	(7,496)	—	(7,496)	(4,948)	—	(4,948)
Foreign exchange (gain) loss, net	341	—	341	(613)	—	(613)
Other (expense) income, net	(206)	—	(206)	19	—	19
Total other expense, net	(7,361)	—	(7,361)	(5,542)	—	(5,542)

Loss before income taxes	(11,895)	(74)	(11,969)	(15,788)	(86)	(15,874)

Income taxes	1,950	(181)	1,769	138	421	559

Net loss	(13,845)	107	(13,738)	(15,926)	(507)	(16,433)

Less: net loss attributable to noncontrolling interest	(75)	—	(75)	—	—	—

Net loss attributable to SAExploration	$(13,770)	$107	$(13,663)	$(15,926)	$(507)	$(16,433)

Basic and diluted loss per common share	$(29.30)	$0.23	$(29.07)	$(33.81)	$(1.08)	$(34.89)

Weighted average common shares outstanding (basic and diluted)	470	—	470	471	—	471

Balance Sheet Data (at end of period):
Current assets	$71,171	$(40,855)	$30,316
Total assets	158,621	(61,732)	96,889
Current liabilities	56,432	(6,367)	50,065
Long-term debt, net	86,902	—	86,902
Total stockholders' equity (deficit)	15,287	(55,365)	(40,078)

NOTE 25.  SUBSEQUENT EVENTS (UNAUDITED) (RESTATED)

In February 2019, we borrowed an additional $9.7 million under our credit facility and extended the maturity date of our senior loan facility to January 4, 2021.

As of March 19, 2019, we had issued 0.7 million shares of common stock through the exercise of our Series C warrants, Series D warrants and Series E warrants thus far in 2019.

We evaluated subsequent events for appropriate accounting and disclosure through March 25, 2019, the date these consolidated financial statements were originally issued, and determined that, except for the effects of the matters described in Note 3, as to which the date is February 7, 2020, there were no other material items that required recognition or disclosure in our consolidated financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

Overview

As previously disclosed, our Audit Committee and our Board concluded on August 14, 2019 that our previously issued consolidated financial statements and financial information contained errors and should be restated.  Please see the “Explanatory Note,” “Item 6. Selected Financial Data” and “Note 3. Restatement of Previously Reported Consolidated Financial Statements” and “Note 24. Quarterly Data” to our consolidated financial statements in “Item 8.  Financial Statements and Supplementary Data,” all contained herein for a more detailed description of the financial statement restatement.

Notwithstanding the existence of the material weaknesses described below, we believe that the consolidated financial statements in this Form 10–K/A fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles.

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a–15 and 15d–15, we carried out an evaluation, in connection with the preparation of the original Form 10–K in March 2019, under the supervision and with the participation of management, including our former Chief Executive Officer and our former Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10–K/A. Based on that evaluation, our former Chief Executive Officer and former Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018. Disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions,  as appropriate, to allow timely decisions regarding required disclosure.

Subsequent to the evaluation made in connection with the preparation of the original Form 10–K in March 2019 and in connection with the preparation and filing of the above–described restatement and this Form 10–K/A, our management, with the participation of our current principal executive officer and current principal financial officer, re–evaluated the effectiveness of our disclosure controls and procedures. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our current principal executive officer and current principal financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) were not effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of the inherent limitations in a cost-effective control system, internal control over financial reporting may not prevent or detect misstatements due to error or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation in connection with the preparation of the original Form 10–K in March 2019, management, including our former Chief Executive Officer and our former Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2018. Subsequent to the evaluation made in connection with the preparation of the original Form 10–K in March 2019 and in connection with the preparation and filing of the above-described restatement and this Form 10–K/A, our management, with the participation of our current principal executive officer and current principal financial officer, re-evaluated the effectiveness of our internal control over financial reporting. As described below, management has identified material weaknesses in our internal control over financial reporting. As a result of those material weaknesses, our management, with the participation of our current principal executive officer and current principal financial officer, concluded our internal control over financial reporting was not effective as of December 31, 2018.  As a result, we have restated this Management’s Report on Internal Control over Financial Reporting.

Material Weaknesses in Internal Control over Financial Reporting

The control environment, which is the responsibility of senior management, helps set the tone of the organization, influences the control consciousness of its officers and employees, and is an important component affecting how the organization performs financial analysis, accounting and financial reporting. A proper organizational tone can be promoted through a variety of means, such as well–documented and communicated policies, a commitment to hiring competent employees, the manner and content of oral and written communications, strong internal controls and effective governance.  We did not design or maintain a proper control environment or proper tone at the senior management level.

We did not design or maintain effective monitoring activities and activities surrounding our control environment, which was primarily attributable to not performing ongoing evaluations to ascertain whether the components of internal control are present and functioning and not having a sufficient complement of accounting, information technology and financial reporting personnel with an appropriate level of knowledge to address our financial reporting requirements. The failures within these two components of Internal Control – Integrated Framework (2013) contributed to the following material weaknesses at the control activity level:

•

Revenues – We did not design or maintain effective controls over the review of revenue contracts for proper revenue recognition and accounts receivable reconciliations and the review of journal entries used to record revenue transactions.

•

Complex accounting and management estimates – We did not appropriately design or maintain effective controls over complex accounting relating to variable interest entities or over the review and approval of entering into transactions with newly formed entities, which resulted in certain instances of incorrect accounting and improper consolidation decisions.  We also did not appropriately design or maintain effective controls over complex accounting relating to earning per share calculations and the accounting for income taxes.  Although the issue relating to income taxes, which was an incorrect valuation allowance on deferred tax assets, arose and was subsequently corrected in fiscal year 2018, sufficient controls were not in place that would necessarily identify a recurrence of such an error.

•	Financial statement close and reporting – We did not design or maintain effective controls to support accurate reporting and disclosures within our quarterly and annual reporting.

•

Customer and vendor set–up, approval and maintenance – We did not design or maintain effective controls to ensure that necessary procedures regarding the establishment and maintenance of both customers and vendors were followed.

•

Related Parties – We did not properly disclose related parties in our consolidated financial statements and some of our officers and employees charged with making the proper notifications for such disclosures were inadequately trained on what constitutes a related party.  Furthermore, there were instances where related parties were known to be related parties and were still not properly reported and disclosed.

•

Segregation of Duties – We did not properly design or maintain effective controls to prevent unauthorized access to approve certain transactions, including appropriate analysis of segregation of duties conflicts.  As a result of this failure, high level employees had the ability to approve transactions, and vendor set up and payments without necessary approvals at the transaction level and oversight at the Board level.

•

Information Technology – We did not design or maintain effective controls to prevent unauthorized access to certain systems, programs and data, and provide for periodic review and monitoring of access including review of security logs and analysis of segregation of duties conflicts.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting and Status

We have identified and implemented and continue to identify and implement actions to improve our internal control over financial reporting and disclosure controls and procedures, including actions to enhance our resources and training with respect to financial reporting, including technical accounting, and disclosure responsibilities.  We have established a disclosure committee to assist our principal executive officer and principal financial officer in fulfilling their responsibility to oversee the accuracy, completeness and timeliness of our public disclosures.  Additional actions that have been implemented include updating our audit committee charter, code of business conduct and ethics and anti-corruption policy, adopting a new related party transaction policy and creating a more robust conflict of interest questionnaire for employees.  An updated mandatory training course has been implemented for all employees in English and in Spanish which covers the code of business conduct and ethics as well as the anti-corruption policy in accordance with the updated policies.  Also, we will seek to hire more accounting personnel as deemed necessary to both strengthen reporting lines and segregation of duties as well as improve technical accounting functionality.

We have taken, and continue to take, the actions described below to remediate the identified material weaknesses and believe that the actions described below will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting.  We are committed to continuing to improve our internal control processes and will continue to evaluate and improve our internal control over financial reporting.  As we continue to evaluate and work to improve our internal control over financial reporting, our senior management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section.  While the Audit Committee and senior management are closely monitoring the implementation, until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, tested and determined effective, the material weaknesses described above will continue to exist.

Our Board has directed senior management to ensure that a proper, consistent tone is communicated throughout the organization, which emphasizes the expectation that previously existing deficiencies will be rectified through implementation of processes and controls to ensure strict compliance with generally accepted accounting principles and regulatory requirements.  We also have taken steps to affect a proper tone through our policies and personnel, which includes the reorganization of our senior level management.  Our former Chief Financial Officer and former Chief Operating Officer have been terminated, and agreements were reached with our former Chief Executive Officer and former Vice President, Finance allowing them to resign and provide limited consulting services to assist with the transition of their job duties.  In addition, our Chairman, Chief Executive Officer and President has emphasized to all employees the importance of acting ethically and adhering to our code of business conduct and ethics as well as our anti-corruption policy.

We have retained a third–party consulting firm that specializes in internal audit work, and more specifically internal controls work.  This firm has assisted, and will continue to assist, management with its risk assessment of internal control over financial reporting as well as documentation and testing of our internal control structure and evaluation of material weaknesses.  The controls that exist at the entity level will be particularly scrutinized in this effort.

With oversight from the Audit Committee, our management has begun to design and implement certain remediation measures to address the material weaknesses described above and enhance our internal control over financial reporting. We have taken or will take the following actions to improve the design and operating effectiveness of our internal control in order to remediate these material weaknesses:

•	assign process owners to ensure that controls are adequately evaluated and that the design of controls appropriately address risk related to critical functionality;

•	strengthen controls around revenue recognition, including stricter reconciliation procedures and the engagement of a third–party consultant to assist in the review and analysis of complex contracts;

•

improve complex and technical accounting capabilities within our accounting structure by changing senior leadership including the engagement of an interim Chief Financial Officer with significant accounting knowledge and experience and the initiation of a search to fill this role on a more permanent basis.  In addition, new accounting personnel will be hired as needed and supported with third party resources as needed;

•	require that the Board review and approve all significant transactions;

•

strengthen controls around financial close and reporting, including increased review of account reconciliations and imposing stricter monthly and quarterly close procedures and monitoring through a close checklist and additional layers of review;

•	formalize the approval and maintenance process for both customers and vendors, including higher level approvals of such where necessary;

•

improve controls around related party reporting and transactions, including training on proper related party disclosures on currently used annual forms and the implementation of a new quarterly review process which will require updates from officers and the Board;

•

improve segregation of duties issues through the strengthening of internal controls and a separate review and analysis of segregation of duties conflicts, which would include both systems and manual processes; and

•

institute new controls and strengthen existing controls in the information technology area, including performing a full review of the information technology general controls, which will include review, testing and updating necessary controls that will address the existing weaknesses and the addition of controls to prevent unauthorized access to systems, programs and data, and controls to provide for periodic review and monitoring of access including review of security logs and analysis of  segregation of duties conflicts.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

A related person transaction is defined as a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which exceeds the lesser of $120 thousand or one percent of the average of our total assets as of the last two years, and in which any related person has or will have a direct or indirect material interest. A related person means:

•	any executive officer, director or nominee for election as a director;

•	any person who is known by us to be the beneficial owner of more that 5% of our common stock;

•	any immediate family member of any of the executive officers, directors or nominees for election as a director, or beneficial owner of more than 5% of our common stock; and

•

any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such persons has a 10% or greater beneficial ownership interest.

The Audit Committee is responsible for reviewing and approving all related person transactions to determine whether any such transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

As not all of the following transactions were discussed with or approved by the Audit Committee as required, in order to ensure that all related person transactions are subject to review, approval or ratification and that all related person transactions are being appropriately disclosed, in November 2019 we adopted a new related party transactions policy, which is administered by the Audit Committee, and created a more robust conflicts of interest questionnaire for our employees to complete on an annual basis. Our related party transactions policy generally provides that we may only enter into a related party transaction if such transaction has been pre–approved by the Audit Committee in accordance with the guidelines set forth in the policy.  In addition, certain transactions are deemed to be pre–approved pursuant to our related party transactions policy, including the employment of certain executive officers that would be publicly disclosed, director compensation that would be publicly disclosed, transactions involving competitive bids and transactions that involve rendering services in certain capacities in conformity with law or governmental authority.

Our former Chief Executive Officer, Jeff Hastings, our former Chief Financial Officer and General Counsel, Brent Whiteley, and our former Vice President, Finance were owners in Speculative Seismic Investments, LLC (“SSI”), which holds 1,350 shares of our common stock.  Mr. Hastings also controls CLCH, LLC, which holds 1,201 shares of our common stock. In 2018, SSI was a lender under our senior loan facility in the principal amount of $643 thousand. Interest paid to SSI in 2018 totaled $77 thousand.

Mr. Hastings is also a lender under our credit facility. In 2018, the largest principal amount loaned by Mr. Hastings was $750 thousand. Mr. Hastings was paid $794 thousand of principal and $51 thousand of interest in 2018. As of January 27, 2020, Mr. Hastings had loaned $342 thousand of principal amount under the credit facility and a maximum commitment of $500 thousand.  As of January 27, 2020, we had approximately $20.5 million outstanding under our credit facility.

In September 2018, we issued our 2023 Notes. Mr. Hastings was an initial purchaser of $1.0 million principal amount of the 2023 Notes, and he was paid $13,167 of interest in 2018. As of January 27, 2020, we had approximately $60.0 million in aggregate principal amount of 2023 Notes outstanding.

Mr. Hastings has an ownership interest in Fairweather Science, LLC (“Fairweather Science”), a company that provides specialized environmental support services to clients in Alaska’s natural resource industry.  In 2018, 2017, 2016 and 2015, we paid approximately $72 thousand, $1 thousand, $22 thousand and $1.2 million, respectively, to Fairweather Science.  We did not pay Fairweather Science any amounts in 2014.  Mr. Hastings also has an ownership interest in Fairweather, LLC (“Fairweather”), a company that provides aviation weather observation services to remote regions in Alaska.  In 2017, 2016, 2015 and 2014, we paid approximately $19 thousand, $29 thousand, $16 thousand and $0.1 million, respectively, to Fairweather.  We did not pay Fairweather any amounts in 2018.

In 2015 and 2016, we paid an aggregate of approximately $12.0 million to a legal entity, Global Equipment Solutions LLC (“Global Equipment”), that was formed by Mr. Whiteley and controlled by Mr. Whiteley and/or Mr. Hastings. For more information on these payments to Global Equipment, see “Note 3. Restatement of Previously Reported Consolidated Financial Statements” to our consolidated financial statements in “Item 8.  Financial Statements and Supplementary Data” contained herein.

Mr. Hastings and Mr. Whiteley have made indirect investments in ASV, which is a VIE. For more information on ASV, see “Note 3. Restatement of Previously Reported Consolidated Financial Statements” and “Note 13. Variable Interest Entities (Restated)” to our consolidated financial statements in “Item 8.  Financial Statements and Supplementary Data” contained herein.

In 2018, 2017, 2016, 2015 and 2014, Mr. Whiteley misappropriated funds totaling approximately $1.1 million, $0.5 million, $0.4 million, $0.5 million and $0.2 million, respectively, through RVI, a legal entity owned/controlled by Mr. Whiteley, for amounts invoiced to us for legal and professional services.  For more information on RVI, see “Note 3. Restatement of Previously Reported Consolidated Financial Statements” to our consolidated financial statements in “Item 8.  Financial Statements and Supplementary Data” contained herein.

Mr. Whiteley or an immediate family member of Mr. Whiteley is an owner in Woodstone Builders, LLC (“Woodstone”), which provided construction services for us.  In 2018, we paid approximately $0.1 million to Woodstone.

Certain of our stockholders are lenders under our credit facility and our senior loan facility and holders of our 2023 Notes.  For more information, see “Note 21. Related Party Transactions (Restated)” to our consolidated financial statements in “Item 8.  Financial Statements and Supplementary Data” contained herein.

Director Independence

The Board is presently comprised of L. Melvin Cooper, Gary Dalton, Michael Faust and Alan B. Menkes.

We adhere to the rules of NASDAQ in determining whether a director is independent. The Board consults with counsel to ensure that the Board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NASDAQ corporate governance requirements define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, the Board has affirmatively determined that Messrs. Cooper, Dalton, and Menkes are independent directors.

In accordance with NASDAQ requirements, the Board is comprised of a majority of independent directors and the Nominating, Compensation and Audit Committees are all comprised entirely of independent directors. At regular Board meetings, our independent directors meet separately in executive sessions during which only directors who are independent are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information for this item is incorporated by reference to our definitive Proxy Statement in connection with our 2019 annual stockholders’ meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this annual report:

(1)	Financial Statements

All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10–K/A.

(2)	Financial Statement Schedules

All schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in our consolidated financial statements and related notes thereto.

(3)	Exhibits

The exhibits listed below are filed or furnished as part of this Annual Report on Form 10–K/A:

2.1

Agreement and Plan of Reorganization dated as of December 10, 2012, by and among Trio Merger Corp., Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC (incorporated by reference from Exhibit 2.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on December 11, 2012)

2.2

First Amendment to Agreement and Plan of Reorganization dated as of May 23, 2013, by and among Trio Merger Corp., Trio Merger Sub, Inc., SAExploration Holdings, Inc. and CLCH, LLC (incorporated by reference from Exhibit 2.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on May 28, 2013)

2.3

Restructuring Support Agreement dated as of June 13, 2016, among SAExpoloration Holdings, Inc., the members of management identified therein and the supporting holders identified therein (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on June 13, 2016)

2.4

Restructuring Support Agreement dated as of December 19, 2017, by and among SAExploration Holdings, Inc., certain subsidiaries of SAExploration Holdings, Inc., the members of management identified therein and the supporting holders identified therein (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on December 20, 2017)

2.5

Asset Purchase Agreement dated as of June 26, 2018 by and among Geokinetics Inc., Geokinetics Holdings USA, Inc., Geokinetics Processing, Inc., Geokinetics USA, Inc., Advanced Seismic Technology, Inc., Geokinetics International Holdings, Inc., Geokinetics International, Inc., Geokinetics (Australia) PTY Ltd., Geokinetics Exploration, Inc. and SAExploration, Inc. (incorporated by reference from Exhibit 2.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on July 2, 2018)

2.6

Amendment No. 1, dated as of July 25, 2018, to Asset Purchase Agreement dated as of June 26, 2018 by and among Geokinetics Inc., Geokinetics Holdings USA, Inc., Geokinetics Processing, Inc., Geokinetics USA, Inc., Advanced Seismic Technology, Inc., Geokinetics International Holdings, Inc., Geokinetics International, Inc., Geokinetics (Australia) PTY Ltd., Geokinetics Exploration, Inc. and SAExploration Acquisitions (U.S.), LLC. (incorporated by reference from Exhibit 2.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on July 30, 2018)

3.1

Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K/A filed with the SEC on September 9, 2016)

3.2

Certificate of Amendment to Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 8, 2018)

3.3

Second Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of SAExploration Holdings, Inc. (incorporated by reference from Exhibit 3.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 19, 2018)

3.4

Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of SAExploration Holdings, Inc. (incorporated by reference from Exhibit 3.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 19, 2018)

3.5

Fourth Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of SAExploration Holdings, Inc. (incorporated by reference from Exhibit 3.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 29, 2018)

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

10.2

Third Amended and Restated Credit and Security Agreement, dated as of September 26, 2018, among SAExploration, Inc., as Borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto and Cantor Fitzgerald Securities, as ABL Agent (incorporated by reference from Exhibit 10.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.3

Amendment No. 1 to Third Amended and Restated Credit and Security Agreement, dated as of January 25, 2019, among SAExploration, Inc., as Borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto and Cantor Fitzgerald Securities, as ABL Agent (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 25, 2019)

10.4

Term Loan and Security Agreement, dated as of June 29, 2016, by and among SAExploration Holdings, Inc., as borrower, the guarantors named therein, as guarantors, the lenders, from time to time party thereto, as lenders and Delaware Trust Company, as collateral agent and administrative agent (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on July 1, 2016)

10.5

Amended and Restated Intercreditor Agreement, dated as of June 29, 2016, by and among Wells Fargo Bank, National Association, as lender and collateral agent, Wilmington Savings Fund Society, FSB, as trustee and collateral agent, Delaware Trust Company, as administrative agent, collateral agent and, upon execution of an additional indebtedness joinder and designation, the additional noteholder agent (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on July 1, 2016)

10.6

Amendment No. 1 dated as of October 24, 2016 to Term Loan and Security Agreement, dated as of June 29, 2016 (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 27, 2016)

10.7

Amendment No. 2 dated as of September 8, 2017 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 14, 2017)

10.8

Amendment No. 3 dated as of February 28, 2018 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 2, 2018)

10.9

Amendment No. 4 dated as of July 25, 2018 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on July 30, 2018)

10.10

Amendment No. 5 dated as of September 26, 2018 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.6 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.11

Amendment No. 6 dated as of January 25, 2019 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.11 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 25, 2019)

10.12

Amendment No. 7 dated as of March 5, 2019 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 8, 2019)

10.13

Security Agreement, dated July 27, 2016, by and among SAExploration Holdings, Inc., the guarantors named therein and Wilmington Savings Fund Society, FSB, as noteholder collateral agent (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

10.14

Additional Indebtedness Joinder and Designation, dated as of July 27, 2016, by and among Wells Fargo Bank, National Association, as ABL Agent, Wilmington Savings Fund Society, FSB, as Existing Noteholder Agent, Delaware Trust Company, as Term Agent, and Wilmington Savings Fund Society, FSB, as Additional Noteholder Agent (incorporated by reference from Exhibit 4.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

10.15

Amendment No. 1, dated as of January 26, 2018, to Security Agreement dated July 27, 2016, by and among SAExploration Holdings, Inc., the Guarantors named therein and Wilmington Savings Fund Society, FSB, as noteholder collateral agent (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on February 1, 2018)

10.16

Note Purchase Agreement, dated as of September 26, 2018, between SAExploration Holdings, Inc. and the Purchasers party thereto (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.17

Pledge and Security Agreement, dated as of September 26, 2018, by and among SAExploration Holdings, Inc. and certain of its subsidiaries in favor of Wilmington Savings Fund Society, FSB, as Collateral Trustee (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.18

Amendment No. 1 to Pledge and Security Agreement, dated as of January 25, 2019 by and among SAExploration Holdings, Inc. and certain of its subsidiaries in favor of Wilmington Saving Fund Society, FSB, as Collateral Trustee (incorporated by reference from Exhibit 10.18 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 25, 2019)

10.19

Intercreditor Agreement, dated as of September 26, 2018, among Cantor Fitzgerald Securities, as ABL Agent, Delaware Trust Company, as Term Agent and Wilmington Savings Fund Society, FSB, as Convertible Noteholder Trustee, and acknowledged and consented to by SAExploration Holdings, Inc. and certain of its subsidiaries (incorporated by reference from Exhibit 10.5 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

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

14.1*	Code of Ethics

21.1	List of subsidiaries (incorporated by reference from Exhibit 21.1 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 25, 2019)

23.1*	Consent of Pannell Kerr Forster of Texas, P.C.

31.1*	Rule 13a–14(a) Certification of Chief Executive Officer

31.2*	Rule 13a–14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101*	Interactive Data Files

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAExploration Holdings, Inc.

Date: February 7, 2020	By:	/s/ Kevin Hubbard
Kevin Hubbard
Interim Chief Financial Officer

POWER OF ATTORNEY

The undersigned directors and officers of SAExploration Holdings, Inc. hereby constitute and appoint Michael Faust and Kevin Hubbard, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys–in–fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10–K/A and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys–in–fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Faust	Chief Executive Officer, President and Chairman of the Board	February 7, 2020
Michael Faust	(principal executive officer)

/s/ Kevin Hubbard	Interim Chief Financial Officer	February 7, 2020
Kevin Hubbard	(principal financial officer and principal accounting officer)

/s/ L. Melvin Cooper	Director	February 7, 2020
L. Melvin Cooper

/s/ Gary Dalton	Director	February 7, 2020
Gary Dalton

/s/ Alan B. Menkes	Director	February 7, 2020
Alan B. Menkes