Form 10-Q/A
period 2019-03-31
SAExploration Holdings, Inc.
filed 2020-02-07
CIK 1514732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

SAExploration Holdings, Inc. (together with its subsidiaries, “we”, “our” or “us”) is filing this Amendment No. 1 (this “Form 10–Q/A”) to amend our Quarterly Report on Form 10–Q for the quarterly period ended March 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2019 (the “Original Filing”), to amend and restate our unaudited condensed consolidated financial statements and related disclosures as of March 31, 2019 and December 31, 2018 and for the three–month periods ended March 31, 2019 and 2018.  These unaudited condensed consolidated financial statements include our accounts and those of our subsidiaries that are wholly–owned, controlled by us or a variable interest entity (“VIE”).  This Form 10–Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in This Filing” below.

Background and Effects of the Restatement

As described in additional detail in the Explanatory Note to the Amendment No. 1 to our Annual Report on Form 10–K/A for the year ended December 31, 2018 (the “Form 10–K/A”) filed with the SEC on the date hereof and in “Note 3. Restatement of Previously Reported Consolidated Financial Statements” and “Note 24. Quarterly Data” to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of the Form 10–K/A, on August 14, 2019, our Audit Committee and our Board of Directors (the “Board”) concluded that our previously issued consolidated financial statements and financial information relating to each of the fiscal years ended December 31, 2015, 2016, 2017 and 2018 and our condensed consolidated financial statements for the quarters and year–to–date periods ended June 30, 2015 through March 31, 2019 (collectively, the “Non–Reliance Periods”), contained errors, should no longer be relied upon, and should be restated, and that other financial information, any earnings releases, investor presentations or other communications related thereto covering the Non–Reliance Periods should also no longer be relied upon. The Audit Committee’s and the Board’s decision to restate our consolidated financial statements for the Non–Reliance Periods arose from our re–evaluation of our relationship with Alaskan Seismic Ventures, LLC (“ASV”), which had not been consolidated into our consolidated financial statements. In August 2019, we determined that ASV is a VIE, that we had a controlling financial interest in ASV, and that we are the primary beneficiary of ASV, which, among other factors, required us to consolidate ASV during the Non–Reliance Periods in accordance with accounting principles generally accepted in the United States.

Accordingly, this Form 10–Q/A restates our unaudited condensed consolidated financial statements and related disclosures as of March 31, 2019 and December 31, 2018 and for the three–month periods ended March 31, 2019 and 2018.

For a description of the effect of the restatement as of March 31, 2019 and December 31, 2018 and for the three–month periods ended March 31, 2019 and 2018, see “Note 2. Restatement of Previously Reported Unaudited Condensed Consolidated Financial Statements” to our unaudited condensed consolidated financial statements in “Item 1. Financial Statements” contained herein.  In connection with the restatement of our consolidated financial statements in the Form 10–K/A and this Form 10–Q/A, management determined that material weaknesses exist in our internal control over financial reporting and that our disclosure controls and procedures were ineffective during the Non–Reliance Periods.  For a description of the material weaknesses identified by management and management’s implemented and planned remediations for those material weaknesses, please see “Item 4. Controls and Procedures” contained herein.

Items Amended in This Filing

This Form 10–Q/A sets forth the Original Filing, in its entirety, as amended to reflect the restatement.  No attempt has been made in this Form 10–Q/A to modify or update other disclosures presented in the Original Filing to reflect events occurring after the original filing date, except as required to reflect the effects of the restatement.

This Form 10–Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

(i)

The following items have been amended as a result of this restatement:

•	Part I

•	Item 1. Financial Statements;

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Item 4. Controls and Procedures;

•	Part II

•	Item 1. Legal Proceedings;

•	Item 1A. Risk Factors;

•	Item 2. Unregistered Sale of Equity Securities and Use of Proceeds;

•	Item 3. Defaults Upon Senior Securities; and

•	Item 6. Exhibits.

Our Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Form 10–Q/A.  These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

(ii)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAExploration Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares)

(Unaudited)

	March 31, 2019	December 31, 2018
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$9,482	$7,579
Restricted cash	257	271
Accounts receivable, net	72,562	26,463
Deferred costs on contracts	5,382	3,746
Prepaid expenses and other current assets	2,203	2,843
Total current assets	89,886	40,902

Property and equipment, net of accumulated depreciation and amortization of $84,617 and $81,904, respectively	32,913	35,334
Multiclient seismic data library, net	4,733	4,733
Operating lease right-of-use assets	8,904	—
Goodwill	1,722	1,687
Intangible assets, net of accumulated amortization of $1,017 and $932, respectively	3,993	4,066
Tax credits receivable, net	13,198	13,198
Deferred income taxes	163	2,160
Other assets	269	267
Total assets	$155,781	$102,347

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$30,510	$10,103
Accrued liabilities	20,347	10,498
Income and other taxes payable	5,398	3,331
Operating lease liabilities	3,488	—
Current portion of long-term debt and finance leases	7,866	7,837
Deferred revenue	1,868	4,357
Total current liabilities	69,477	36,126

Long-term debt and finance leases	93,553	83,205
Other long-term liabilities	5,808	380

Commitments and contingencies

Stockholders' deficit:
Common stock, 4,082,187 and 3,100,496 shares outstanding, respectively	—	—
Additional paid-in capital	234,039	232,661
Accumulated deficit	(247,036)	(249,349)
Accumulated other comprehensive loss	(3,078)	(3,035)
Treasury stock, at cost, 111,670 and 111,245 shares, respectively	(1,866)	(1,866)
SAExploration stockholders’ deficit	(17,941)	(21,589)
Noncontrolling interest	4,884	4,225
Total stockholders’ deficit	(13,057)	(17,364)
Total liabilities and stockholders’ deficit	$155,781	$102,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Restated)
Revenue from services	$93,055	$37,123
Cost of services	70,125	26,005
Depreciation and amortization	2,862	2,421
Gross profit	20,068	8,697

Operating expenses:
Selling, general and administrative expenses	9,287	5,686
Misappropriation of funds	152	233
Total operating expenses	9,439	5,919

Operating income	10,629	2,778

Other (expense) income, net:
Interest expense, net	(3,497)	(3,141)
Foreign exchange gain (loss), net	127	(174)
Other income, net	129	145
Total other expense, net	(3,241)	(3,170)

Income (loss) before income taxes	7,388	(392)

Income taxes	3,666	(1)

Net income (loss)	3,722	(391)

Less: net income attributable to noncontrolling interest	1,409	835

Net income (loss) attributable to SAExploration	$2,313	$(1,226)

Earnings (loss) per common share:
Basic	$0.30	$(48.36)
Diluted	$0.21	$(48.36)

Weighted average common shares outstanding:
Basic	7,616	996
Diluted	18,056	996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Restated)
Net income (loss)	$3,722	$(391)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(43)	588
Comprehensive income	3,679	197
Less: comprehensive income attributable to noncontrolling interest	1,409	835
Comprehensive income (loss) attributable to SAExploration	$2,270	$(638)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit (Restated)	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit (Restated)	Noncontrolling Interest	Total Stockholders’ Deficit (Restated)
Balances at December 31, 2018	$—	$232,661	$(249,349)	$(3,035)	$(1,866)	$(21,589)	$4,225	$(17,364)
Net income	—	—	2,313	—	—	2,313	1,409	3,722
Other comprehensive loss	—	—	—	(43)	—	(43)	—	(43)
Issuance of common stock	—	578	—	—	—	578	—	578
Equity-based compensation cost	—	800	—	—	—	800	—	800
Distribution to noncontrolling interest	—	—	—	—	—	—	(750)	(750)
Balances at March 31, 2019	$—	$234,039	$(247,036)	$(3,078)	$(1,866)	$(17,941)	$4,884	$(13,057)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit (Restated)	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit (Restated)	Noncontrolling Interest	Total Stockholders’ Deficit (Restated)
Balances at December 31, 2017	$—	$133,742	$(189,178)	$(5,082)	$(113)	$(60,631)	$4,570	$(56,061)
Adoption of ASU 2016-16	—	—	294	—	—	294	—	294
Net (loss) income	—	—	(1,226)	—	—	(1,226)	835	(391)
Other comprehensive income	—	—	—	588	—	588	—	588
Equity-based compensation cost	—	1,053	—	—	—	1,053	—	1,053
Purchase of treasury stock	—	—	—	—	(175)	(175)	—	(175)
Common stock issued in debt exchange	—	472	—	—	—	472	—	472
Discount on Series A preferred stock issued in debt exchange	—	61,971	—	—	—	61,971	—	61,971
Accretion of discount on Series A preferred stock	—	(34,404)	—	—	—	(34,404)	—	(34,404)
Accretion of Series A preferred stock to redemption value	—	(1,291)	—	—	—	(1,291)	—	(1,291)
Dividend on Series A preferred stock	—	(456)	—	—	—	(456)	—	(456)
Series B preferred stock issued in debt exchange	—	10,791	—	—	—	10,791	—	10,791
Discount on Series B preferred stock issued in debt exchange	—	(10,791)	—	—	—	(10,791)	—	(10,791)
Accretion of discount on Series B preferred stock	—	10,791	—	—	—	10,791	—	10,791
Conversion of Series B preferred stock	—	(22,981)	—	—	—	(22,981)	—	(22,981)
Common stock and Series D warrants issued in conversion of Series B preferred stock	—	22,981	—	—	—	22,981	—	22,981
Series C warrants issued in debt exchange	—	4,810	—	—	—	4,810	—	4,810
Stock issuance costs	—	(1,026)	—	—	—	(1,026)	—	(1,026)
Balances at March 31, 2018	$—	$175,662	$(190,110)	$(4,494)	$(288)	$(19,230)	$5,405	$(13,825)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Restated)
Cash flows from operating activities:
Net income (loss)	$3,722	$(391)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,032	2,499
Equity-based compensation cost	800	1,053
Gain on disposal of property and equipment	(473)	(181)
Provision for doubtful accounts	941	—
Amortization of loan issuance costs and debt discounts	921	1,229
Unrealized (gain) loss on foreign currency transactions	(255)	213
Gain on debt extinguishment	—	(53)
Deferred taxes	2,024	1
Changes in operating assets and liabilities	(17,476)	(7,705)
Net cash used in operating activities	(6,764)	(3,335)

Cash flows from investing activities:
Purchase of property and equipment	(327)	(134)
Proceeds from sale of property and equipment	143	182
Net cash (used in) provided by investing activities	(184)	48

Cash flows from financing activities:
Long-term debt and finance lease repayments	(210)	(995)
Long-term debt borrowings	9,666	15,000
Proceeds from issuance of common stock	100	—
Stock issuance costs	—	(717)
Purchase of treasury stock	—	(175)
Distribution to noncontrolling interest	(750)	—
Net cash provided by financing activities	8,806	13,113

Effect of exchange rate changes on cash, cash equivalents and restricted cash	31	(77)
Net change in cash, cash equivalents and restricted cash	1,889	9,749
Cash, cash equivalents and restricted cash at the beginning of year	7,850	3,734
Cash, cash equivalents and restricted cash at the end of period	$9,739	$13,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

We are a full–service provider of seismic data acquisition, logistical support and processing services in North America, South America, Asia Pacific, West Africa and the Middle East to customers in the oil and natural gas industry.

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

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein include our accounts and those of our subsidiaries that are wholly–owned, controlled by us or a VIE where we are the primary beneficiary, and have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) for a fair presentation of the interim periods.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of our Annual Report on Form 10–K/A for the year ended December 31, 2018.

All intercompany accounts and transactions have been eliminated in consolidation.  In the Notes to Unaudited Condensed Consolidated Financial Statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

Recently Adopted Accounting Pronouncements

On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016–02, Leases, as amended by ASU 2018–10, Codification Improvements to Topic 842, ASU 2018–11, Targeted Improvements, and 2019–01, Codification Improvements.  These ASUs required the recognition of lease assets and lease liabilities for virtually all leases and required disclosure of key information about leasing arrangements.  We elected to adopt these new standards using the modified retrospective method of transition for all leases existing at or commencing after the date of initial application.

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

The adoption of the new standards had a material impact on our unaudited condensed consolidated balance sheet, with the most significant being the recognition of operating lease right–of-use (“ROU”) assets and operating lease liabilities of $9.9 million and $9.9 million, respectively.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The standard did not materially impact our unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

New Accounting Standards to be Adopted

No new accounting pronouncements issued or effective during the three months ended March 31, 2019 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 2.  RESTATEMENT OF PREVIOUSLY UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 14, 2019, the Audit Committee and the Board concluded that our previously issued consolidated financial statements and financial information relating to each of the fiscal years ended December 31, 2015, 2016, 2017 and 2018 and our condensed consolidated financial statements for the quarters and year–to–date periods ended June 30, 2015 through March 31, 2019 (collectively, the “Non–Reliance Periods”) contained errors, should no longer be relied upon and should be restated, and that other financial information, any earnings releases, investor presentations or other communications related thereto covering the Non–Reliance Periods should also no longer be relied upon. The Audit Committee’s and the Board’s decision to restate our consolidated financial statements for the Non–Reliance Periods arose from our re–evaluation of our relationship with Alaskan Seismic Ventures, LLC (“ASV”), which had not been consolidated into our financial statements. In August 2019, we determined that ASV is a variable interest entity (“VIE”), that we had a controlling financial interest in ASV, and that we are the primary beneficiary of ASV, which, among other factors, required us to consolidate ASV during the Non-Reliance Periods in accordance with GAAP.

The Special Committee’s investigation identified that Global Equipment Solutions LLC (“Global Equipment”), one of our vendors in 2015 and 2016, was formed by Brent Whiteley, our former Chief Financial Officer and General Counsel, and controlled by Mr. Whiteley and/or Jeff Hastings, our former Chief Executive Officer. In 2015 and 2016, we paid an aggregate of approximately $12.0 million to Global Equipment pursuant to the following agreements. In August 2011, we entered into an agreement (the “Transfer Agreement”) with NES, LLC (“NES”), pursuant to which NES retained a transfer fee (the “Transfer Fee”) in connection with the transfer of a customer contract from NES to us. NES is a legal entity that was previously owned and/or controlled by Mr. Hastings that we subsequently acquired in October 2011. The Transfer Fee was assigned to a separate legal entity controlled by Mr. Hastings prior to our acquisition of NES in October 2011 and was subsequently assigned to Global Equipment.  The authenticity of the Transfer Agreement and the subsequent assignments of the Transfer Fee have not been confirmed. Furthermore, the foregoing arrangements and the obligation to pay the Transfer Fee to NES, Global Equipment and/or Mr. Hastings was not disclosed. The payments made to Global Equipment in satisfaction of the purported Transfer Fee were previously recorded as rental expense in 2015 and 2016. These amounts have now been reclassified in our consolidated statement of operations as loss from misappropriation of funds in 2015 and 2016.

Of the approximately $12.0 million paid to Global Equipment, approximately $5.9 million was transferred through entities formed and/or controlled by Mr. Hastings and Mr. Whiteley to ASV as capital contributions in December 2015. This investment in ASV was not disclosed. ASV was formed as a seismic data library company in 2015, and the Company previously reported revenue from ASV of approximately $57.3 million in 2016 and approximately $83.8 million in 2015.  The remaining approximately $6.1 million paid to Global Equipment was transferred to Mr. Hastings and Mr. Whiteley and/or to entities formed and/or controlled by them.  These payments were not disclosed.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Effects of the Restatement

As a result of the determination that ASV is a VIE, in which we have a controlling financial interest and are the primary beneficiary, we are consolidating ASV for all periods beginning in 2015. The consolidation of ASV as of December 31, 2018 resulted in a reduction of stockholders’ equity of approximately $34.0 million due to the consolidation and elimination of inter-company transactions.  The assets of ASV consist of a seismic data library in Alaska for which we provided the seismic data acquisition services, tax credits received from the State of Alaska under the rebatable oil and gas production tax credit regime and cash on hand.  The tax credits were recorded as a reduction in the value of the seismic data library as a reimbursement of the costs incurred to acquire the data library.  ASV has no significant liabilities other than its payable to us for the seismic data acquisition services and has approximately $5.9 million in capital contributions as described above.  As of March 31, 2019, considering the approximately $34.0 million reduction in stockholders equity discussed above, the consolidation of ASV resulted in a decrease in stockholders’ equity of approximately $4 thousand.

We have reclassified certain items in our consolidated statement of operations as loss from a misappropriation of funds disclosed above, of which approximately $152 thousand and $233 thousand are related to the misappropriation of funds by Mr. Whiteley in the first quarters of 2019 and 2018, respectively.

In addition, we are restating our consolidated financial statements to correct for unrelated material accounting errors in prior periods, including the following:

Three Months Ended March 31, 2019

•

We improperly recorded a gain on sale of assets in the first quarter of 2019.  The sale of assets required, among other things, regulatory approval prior to the finalization of the sale and transfer of the assets to the purchaser.  Based upon these factors, we have reversed the sale of assets resulting in a reduction in the gain on asset sale of $801 thousand.

•	We also identified an error in our accounting for deferred taxes related to the valuation allowance for our Bolivia operations resulting in an additional $548 thousand in income tax expense.

Three Months Ended March 31, 2018

•

We identified an error related to the recording of deferred taxes in our Colombia and Bolivia subsidiaries.  Based upon our internal review of the decision to record a 100% valuation allowance in 2018 related to these subsidiaries, we determined that the factors leading to the full valuation allowance of the deferred tax assets were present in previous periods and were not appropriately considered.  As a result of this error, we have decreased income tax expense by approximately $625 thousand for the quarter ended March 31, 2018.

•

We also corrected a prior error related to Delaware Franchise Taxes as part of the restatement.  In the first quarter of 2018, we settled a multiyear audit with the State of Delaware.  As part of the restatement, we have properly recorded the franchise expense in the proper periods resulting in a decrease to selling, general and administrative expense by $547 thousand.

Along with restating our unaudited condensed consolidated financial statements to correct the errors discussed above, we corrected our weighted average shares outstanding (basic and diluted) to include penny warrants in the computation of loss per common share and we recorded adjustments for certain immaterial accounting errors and reclassifications related to the periods covered in this Form 10–Q/A.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As part of the restatement, we have also restated our disclosures with respect to related party transactions in Note 13 to the unaudited condensed consolidated financial statements included in this Form 10–Q/A for related party transactions.

In connection with the restatement of our condensed consolidated financial statements in this Form 10–Q/A, management determined that material weaknesses exist in our internal control over financial reporting and that our disclosure controls and procedures were ineffective during the Non–Reliance Periods. For a description of the material weaknesses identified by management and management’s implemented and planned remediations for those material weaknesses, please see “Item 4. Controls and Procedures” of this Form 10-Q/A.

The tables below summarize the effects of the restatement on our (i) unaudited condensed consolidated balance sheets at March 31, 2019 and December 31, 2018; (ii) unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018; and (iii) unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018.  A summary of the effect of the restatement on the unaudited condensed consolidated statements of changes to stockholders’ deficit for the three months ended March 31, 2019 and 2018 and the unaudited condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2019 and 2018 are not presented because the impact to accumulated deficit and comprehensive income (loss) are reflected below in the unaudited condensed consolidated balance sheet summaries and unaudited condensed consolidated statements of operations summaries.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Summary of Restatement – Unaudited Condensed Consolidated Balance Sheets

The effects of the restatement on our unaudited condensed consolidated balance sheets are as follows:

	March 31, 2019
	Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$9,100	$382	$9,482
Restricted cash	257	—	257
Accounts receivable, net	71,490	1,072	72,562
Deferred costs on contracts	5,273	109	5,382
Prepaid expenses and other current assets	2,173	30	2,203
Total current assets	88,293	1,593	89,886

Property and equipment, net	32,913	—	32,913
Multiclient seismic data library, net	—	4,733	4,733
Operating lease right-of-use assets	9,000	(96)	8,904
Goodwill	1,722	—	1,722
Intangible assets	3,993	—	3,993
Long-term accounts receivable, net	52,804	(52,804)	—
Tax credits receivable, net	—	13,198	13,198
Deferred income taxes	566	(403)	163
Other assets	2,417	(2,148)	269
Total assets	$191,708	$(35,927)	$155,781

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$30,510	$—	$30,510
Accrued liabilities	20,184	163	20,347
Income and other taxes payable	5,398	—	5,398
Operating lease liabilities	3,493	(5)	3,488
Current portion of long-term debt and finance leases	7,866	—	7,866
Deferred revenue	1,471	397	1,868
Total current liabilities	68,922	555	69,477

Long-term debt and finance leases	95,701	(2,148)	93,553
Other long-term liabilities	5,902	(94)	5,808

Commitments and contingencies

Stockholders' deficit:
Common stock	—	—	—
Additional paid-in capital	234,039	—	234,039
Accumulated deficit	(212,798)	(34,238)	(247,036)
Accumulated other comprehensive loss	(3,076)	(2)	(3,078)
Treasury stock, at cost	(1,866)	—	(1,866)
SAExploration stockholders’ deficit	16,299	(34,240)	(17,941)
Noncontrolling interest	4,884	—	4,884
Total stockholders’ deficit	21,183	(34,240)	(13,057)
Total liabilities and stockholders’ deficit	$191,708	$(35,927)	$155,781

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	December 31, 2018
	Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$7,192	$387	$7,579
Restricted cash	271	—	271
Accounts receivable, net	24,859	1,604	26,463
Deferred costs on contracts	3,717	29	3,746
Prepaid expenses and other current assets	2,813	30	2,843
Total current assets	38,852	2,050	40,902

Property and equipment, net	35,334	—	35,334
Multiclient seismic data library, net	—	4,733	4,733
Goodwill	1,687	—	1,687
Intangible assets	4,066	—	4,066
Long-term accounts receivable, net	52,804	(52,804)	—
Tax credits receivable, net	—	13,198	13,198
Deferred income taxes	2,015	145	2,160
Other assets	2,715	(2,448)	267
Total assets	$137,473	$(35,126)	$102,347

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$10,103	$—	$10,103
Accrued liabilities	10,498	—	10,498
Income and other taxes payable	3,331	—	3,331
Current portion of long-term debt and finance leases	7,837	—	7,837
Deferred revenue	4,298	59	4,357
Total current liabilities	36,067	59	36,126

Long-term debt and finance leases	85,653	(2,448)	83,205
Other long-term liabilities	380	—	380

Commitments and contingencies

Stockholders' deficit:
Common stock	—	—	—
Additional paid-in capital	232,661	—	232,661
Accumulated deficit	(216,612)	(32,737)	(249,349)
Accumulated other comprehensive loss	(3,035)	—	(3,035)
Treasury stock, at cost	(1,866)	—	(1,866)
SAExploration stockholders’ deficit	11,148	(32,737)	(21,589)
Noncontrolling interest	4,225	—	4,225
Total stockholders’ deficit	15,373	(32,737)	(17,364)
Total liabilities and stockholders’ deficit	$137,473	$(35,126)	$102,347

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Summary of Restatement – Unaudited Condensed Consolidated Statements of Operations

The effects of the restatement on our unaudited condensed consolidated statements of operations are as follows:

	Three Months Ended March 31, 2019
	Previously Reported	Adjustments	Restated
Revenue from services	$93,393	$(338)	$93,055
Cost of services	70,205	(80)	70,125
Depreciation and amortization	2,862	—	2,862
Gross profit	20,326	(258)	20,068

Operating expenses:
Selling, general and administrative expenses	8,628	659	9,287
Misappropriation of funds	—	152	152
Total operating expenses	8,628	811	9,439

Operating income	11,698	(1,069)	10,629

Other (expense) income, net:
Interest expense, net	(3,497)	—	(3,497)
Foreign exchange gain (loss), net	127	—	127
Other income, net	13	116	129
Total other expense, net	(3,357)	116	(3,241)

Income before income taxes	8,341	(953)	7,388

Income taxes	3,118	548	3,666

Net income	5,223	(1,501)	3,722

Less: net income attributable to noncontrolling interest	1,409	—	1,409

Net income attributable to SAExploration	$3,814	$(1,501)	$2,313

Earnings per common share:
Basic	$0.50	$(0.20)	$0.30
Diluted	$0.26	$(0.05)	$0.21

Weighted average common shares outstanding:
Basic	3,689	3,927	7,616
Diluted	14,129	3,927	18,056

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Three Months Ended March 31, 2018
	Previously Reported	Adjustments	Restated
Revenue from services	$37,123	$—	$37,123
Cost of services	26,005	—	26,005
Depreciation and amortization	2,421	—	2,421
Gross profit	8,697	—	8,697

Operating expenses:
Selling, general and administrative expenses	6,377	(691)	5,686
Misappropriation of funds	—	233	233
Total operating expenses	6,377	(458)	5,919

Operating income	2,320	458	2,778

Other (expense) income, net:
Interest expense, net	(3,141)	—	(3,141)
Foreign exchange gain (loss), net	(174)	—	(174)
Other income, net	145	—	145
Total other expense, net	(3,170)	—	(3,170)

Loss before income taxes	(850)	458	(392)

Income taxes	624	(625)	(1)

Net loss	(1,474)	1,083	(391)

Less: net income attributable to noncontrolling interest	835	—	835

Net loss attributable to SAExploration	$(2,309)	$1,083	$(1,226)

Loss per common share:
Basic	$(92.06)	$43.70	$(48.36)
Diluted	$(92.06)	$43.70	$(48.36)

Weighted average common shares outstanding:
Basic	535	461	996
Diluted	535	461	996

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Summary of Restatement – Unaudited Condensed Consolidated Statements of Cash Flows

The effects of the restatement on our unaudited condensed consolidated statements of cash flows are as follows:

	Three Months Ended March 31, 2019
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$5,223	$(1,501)	$3,722
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,032	—	3,032
Equity-based compensation cost	800	—	800
Gain on disposal of property and equipment	(1,274)	801	(473)
Provision for doubtful accounts	941	—	941
Amortization of loan issuance costs and debt discounts	921	—	921
Unrealized gain on foreign currency transactions	(255)	—	(255)
Deferred taxes	1,476	548	2,024
Changes in operating assets and liabilities	(18,758)	1,282	(17,476)
Net cash used in operating activities	(7,894)	1,130	(6,764)

Cash flows from investing activities:
Purchase of property and equipment	(327)	—	(327)
Proceeds from sale of property and equipment	1,278	(1,135)	143
Net cash provided by (used in) investing activities	951	(1,135)	(184)

Cash flows from financing activities:
Long-term debt and finance lease repayments	(210)	—	(210)
Long-term debt borrowings	9,666	—	9,666
Proceeds from issuance of common stock	100	—	100
Stock issuance costs	—	—	—
Purchase of treasury stock	—	—	—
Distribution to noncontrolling interest	(750)	—	(750)
Net cash provided by financing activities	8,806	—	8,806

Effect of exchange rate changes on cash, cash equivalents and restricted cash	31	—	31
Net change in cash, cash equivalents and restricted cash	1,894	(5)	1,889
Cash, cash equivalents and restricted cash at the beginning of year	7,463	387	7,850
Cash, cash equivalents and restricted cash at the end of period	$9,357	$382	$9,739

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Three Months Ended March 31, 2018
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(1,474)	$1,083	$(391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,499	—	2,499
Equity-based compensation cost	1,053	—	1,053
Gain on disposal of property and equipment	(181)	—	(181)
Amortization of loan issuance costs and debt discounts	1,229	—	1,229
Unrealized (gain) loss on foreign currency transactions	213	—	213
Gain on debt extinguishment	(53)	—	(53)
Deferred taxes	—	1	1
Changes in operating assets and liabilities	(5,150)	(2,555)	(7,705)
Net cash used in operating activities	(1,864)	(1,471)	(3,335)

Cash flows from investing activities:
Purchase of property and equipment	(134)	—	(134)
Proceeds from sale of property and equipment	182	—	182
Net cash provided by investing activities	48	—	48

Cash flows from financing activities:
Long-term debt and finance lease repayments	(995)	—	(995)
Long-term debt borrowings	15,000	—	15,000
Stock issuance costs	(2,179)	1,462	(717)
Purchase of treasury stock	(175)	—	(175)
Net cash provided by financing activities	11,651	1,462	13,113

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(77)	—	(77)
Net change in cash, cash equivalents and restricted cash	9,758	(9)	9,749
Cash, cash equivalents and restricted cash at the beginning of year	3,654	80	3,734
Cash, cash equivalents and restricted cash at the end of period	$13,412	$71	$13,483

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 3.  LONG–TERM DEBT AND FINANCE LEASES (RESTATED)

Long–term debt and finance leases consisted of the following:

	March 31, 2019	December 31, 2018
Credit facility:
Principal outstanding	$22,000	$12,334
Unamortized debt issuance costs	(113)	(125)
Carrying amount	21,887	12,209

Senior loan facility:
Principal outstanding	29,000	29,000
Unamortized debt issuance costs	(2,148)	(2,448)
Carrying amount	26,852	26,552

6% senior secured convertible notes due 2023:
Principal outstanding	60,000	60,000
Unamortized debt discount and debt issuance costs	(15,297)	(15,906)
Carrying amount	44,703	44,094

10% senior notes due 2019:
Principal outstanding	6,953	6,957
Unamortized debt issuance costs	—	(4)
Carrying amount	6,953	6,953

Finance leases	1,024	1,234

Total debt	101,419	91,042
Current portion of long-term debt and finance leases	(7,866)	(7,837)
Total long-term debt and finance leases	$93,553	$83,205

In March 2019, the maturity date of our senior loan facility was extended to January 4, 2021.

In the three months ended March 31, 2019, we recorded interest expense of $1.5 million related to the 6% senior secured convertible notes due 2023 (the “2023 Notes”), of which $0.9 million related to contractual interest expense.

The credit agreements and indentures for our credit facility, senior loan facility, 2023 Notes and 10% senior notes due 2019 (the “Senior Notes”) contain certain representations, warranties, covenants and other terms and conditions which are customary for agreements of these types. As previously disclosed, as a result of certain circumstances giving rise to, or occurring as a result of, the restatement, as of March 31, 2019, certain events of default had occurred under these agreements.  We repaid in full the Senior Notes at maturity in September 2019.  In September 2019, we entered into forbearance agreements with respect to our credit facility, senior loan facility and 2023 Notes, whereby the holders of the indebtedness thereunder agreed to refrain from exercising their rights and remedies with respect to events of default that have occurred and other potential defaults or events of default that may occur as further specified in the forbearance agreements until 5:00 p.m. (New York City time) on the earlier of (i) November 30, 2019 and (ii) the date the forbearance agreements otherwise terminated in accordance with their terms.  The November 30, 2019 deadline was ultimately extended to February 7, 2020.  On February 7, 2020, we entered into amendments and waivers to our credit facility, senior loan facility and the indenture governing the 2023 Notes to, among other things, waive existing events of default thereunder and amend certain covenants requiring us to deliver financial statements, reports, projections and other items thereunder.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4.  COMMITMENTS AND CONTINGENCIES (RESTATED)

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

NOTE 5.  LEASES (RESTATED)

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

Our leases have remaining lease terms ranging from one year to eight years and often include options to extend the lease term for up to three years.  Some of our leases also include options to terminate the lease prior to the end of the agreed upon lease term.  For the majority of leases entered into during the current period, we have concluded it is not reasonably certain that we would exercise the options to extend the lease.  Therefore, as of the lease commencement date, our lease terms generally do not include these options.  We include options to extend the lease when it is reasonably certain that we will exercise that option.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

The balances for the operating and finance leases where we are the lessee are presented on our unaudited condensed consolidated balance sheet as follows:

	Classification on Unaudited Condensed Consolidated Balance Sheet	March 31, 2019
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$8,904
Finance lease assets	Property and equipment, net	987
Total lease assets		$9,891

Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$3,488
Finance lease liabilities	Current portion of long-term debt and finance leases	884
Long-term:
Operating lease liabilities	Other long-term liabilities	5,508
Finance lease liabilities	Long-term debt and finance leases	140
Total lease liabilities		$10,020

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

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental cash flows information related to leases where we are the lessee is as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,340
Operating cash flows from finance leases	38
Financing cash flows from finance leases	210

As of March 31, 2019, the maturities of the liabilities related to our operating leases and finance leases are as follows:

	Operating Leases	Finance Leases
Nine months ended December 31, 2019	$4,062	$745
2020	3,041	361
2021	1,453	—
2022	1,159	—
2023	975	—
Thereafter	1,376	—
Total minimum lease payments	12,066	1,106
Less interest	3,070	82
Present value of lease liabilities	8,996	1,024
Less current lease liabilities	3,488	884
Long-term lease liabilities	$5,508	$140

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

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In the three months ended March 31, 2019, 0.5 million, 0.5 million and 13.2 million of our Series C warrants, Series D warrants and Series E warrants, respectively, were exercised.  As of March 31, 2019, 7.5 million, 11.3 million and 54.6 million of our Series C warrants, Series D warrants and Series E warrants, respectively, are outstanding.

In February 2019, we issued 0.2 million shares of common stock as partial consideration for services provided to us related to our acquisition of certain assets from Geokinetics, Inc. (“GEOK”).  The shares were valued at $0.5 million.  These shares were sold and issued without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act.

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

NOTE 7.  REVENUE FROM SERVICES (RESTATED)

Deferred Costs on Contracts

In some instances, we incur third party costs that directly relate to the contract to fulfill the contract obligations.  These fulfillment costs are capitalized and amortized consistent with how the related revenue is recognized.  Changes in our deferred costs on contracts are as follows for the three months ended March 31:

	2019	2018
Balance at beginning of year	$3,746	$1,780
Fulfillment costs incurred	4,386	4,553
Amortization of fulfillment costs	(2,750)	(4,058)
Balance at end of period	$5,382	$2,275

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

	2019	2018
Balance at beginning of year	$4,357	$1,477
Cash received, excluding amounts recognized as revenue from services	5,006	257
Amounts recognized as revenue from services	(7,495)	(1,477)
Balance at end of period	$1,868	$257

Disaggregated Revenue

The following table disaggregates our revenue by major source for the three months ended March 31:

	2019	2018
North America	$60,554	$27,679
South America	50	9,444
Asia Pacific (1)	32,451	—
Total	$93,055	$37,123

(1)	Includes $31.9 million of revenue from our Marine operations.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

NOTE 9.  INCOME TAXES (RESTATED)

We record income taxes for interim periods based on an estimated annual effective tax rate.  The estimated annual effective tax rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, and changes to actual or forecasted permanent book to tax differences.

Our effective tax rates were 49.6% and (0.3)% for the three months ended March 31, 2019 and 2018, respectively. The changes in our effective tax rates and the primary reason why these effective tax rates differ from the applicable federal statutory rates are the fluctuations in earnings among the various jurisdictions in which we operate, increases in valuation allowances and foreign tax rate differentials.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 10.  EARNINGS (LOSS) PER COMMON SHARE (RESTATED)

The computation of basic and diluted earnings (loss) per common share is as follows for the three months ended March 31:

	2019	2018
Basic earnings (loss) per common share:
Net income (loss) attributable to SAExploration	$2,313	$(1,226)
Amortization of discounts on Series A and Series B preferred stock	—	(45,195)
Accretion of Series A preferred stock to redemption value	—	(1,291)
Dividends on Series A preferred stock	—	(456)
Net income (loss) available to common stockholders	$2,313	$(48,168)

Weighted average common shares outstanding	7,616	996

Basic earnings (loss) per common share	$0.30	$(48.36)

Diluted earnings (loss) per common share:
Net income (loss) available to common stockholders	$2,313	$(48,168)
Effect of dilutive securities - 2023 Notes	1,509	—
Net earnings (loss) allocable to common shares	$3,822	$(48,168)

Weighted average common shares outstanding	7,616	996
Effect of dilutive securities	10,440	—
Weighted average common shares outstanding, as adjusted	18,056	996

Diluted earnings (loss) per common share	$0.21	$(48.36)

Anti-dilutive securities excluded from diluted earnings (loss) per common share (1)	274	5,196

(1)	Includes our Series A and Series B warrants and unvested equity–based compensation.

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

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 12.  OTHER SUPPLEMENTAL INFORMATION (RESTATED)

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are recorded in our unaudited condensed consolidated balance sheet as follows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$9,482	$7,579
Restricted cash	257	271
Total cash, cash equivalents and restricted cash	$9,739	$7,850

Our restricted cash served as collateral for labor claims, office rental and cash in another country restricted by exchange control regulations.

Accounts Receivable, net

Total accounts receivable, net is comprised of the following:

	March 31, 2019	December 31, 2018
Trade receivables	$69,940	$23,330
Other receivables	3,923	3,681
Total accounts receivable	73,863	27,011
Less: allowance for doubtful accounts	(1,301)	(548)
Total accounts receivable, net	$72,562	$26,463

Accrued Liabilities

Accrued liabilities are comprised of the following:

	March 31, 2019	December 31, 2018
Accrued payroll liabilities	$2,904	$3,622
Accrued interest	342	306
Other accrued liabilities	17,101	6,570
Total accrued liabilities	$20,347	$10,498

Other accrued liabilities primarily consist of accruals for project related expenses.

Supplemental Cash Flows Information

Supplemental cash flows information is as follows:

	Three Months Ended March 31,
	2019	2018
Cash paid for interest	$2,540	$3,267
Cash paid for income taxes	(273)	903

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Noncash Transactions

Supplemental noncash transactions are as follows:

	As of March 31,
	2019	2018
Costs for additions to property and equipment in accounts payable	$156	$—
Proceeds from sale of property and equipment in accounts receivable	334	—
Common stock and preferred stock issued to retire long-term debt	—	73,234
Accrual for stock issued for services	478	—
Costs to issue stock included in accounts payable	—	995

NOTE 13.  RELATED PARTY TRANSACTIONS (RESTATED)

Mr. Hastings, our former Chief Executive Officer, Mr. Whiteley, our former Chief Financial Officer and General Counsel, and our former Vice President Finance were owners in Speculative Seismic Investments, LLC (“SSI”), which was a lender under our senior loan facility in the principal amount of $0.6 million.  In February 2019, SSI assigned its entire principal amount to another unaffiliated lender in a private transaction.  As of March 31, 2019, SSI is no longer a lender under our senior loan facility. Mr. Hastings is a lender under our credit facility in the principal amount of $0.5 million and was an initial purchaser of our 2023 Notes in the principal amount of $1.0 million.

Mr. Hastings has an ownership interest in Fairweather Science, LLC (“Fairweather Science”), a company that provides specialized environmental support services to clients in Alaska’s natural resource industry.  In the three months ended March 31, 2019, we recorded expenses of $31 thousand related to services provided by Fairweather Science.  We did not record any expenses related to services provided by Fairweather Science in the three months ended March 31, 2018.  Mr. Hastings also has an ownership interest in Fairweather, LLC (“Fairweather”), a company that provides aviation weather observation services to remote regions in Alaska.  In each of the three months ended March 31, 2019 and 2018, we did not record any expenses related to services provided by Fairweather.

Mr. Whiteley owns RVI.  In each of the three months ended March 31, 2019 and 2018, RVI billed us $0.2 million for legal and professional services that were determined to be a misappropriation of funds from us.  These amounts were are included in misappropriation of funds on our unaudited condensed consolidated statements of operations.

A member of our operations management team owns Inupiate Resources LLC which provides us with certain specialty personnel.  In the three months ended March 31, 2019 and 2018, we incurred $0.2 million and $51 thousand, respectively, in expenses associated with contract labor.

Three members of our operations management team own Inupiate Resources Leasing LLC which provides us with certain equipment.  In the three months ended March 31, 2019, we incurred $0.1 million in expenses associated with leased equipment.  We did not incur any expenses in the three months ended March 31, 2018.

A member of our operations management team owns Summit Air Resources which provided us with certain salvage services.  In the three months ended March 31, 2019 and 2018, we incurred $32 thousand and $34 thousand, respectively, related to these services.

ASV is a VIE indirectly owned and/or controlled by Mr. Hastings and Mr. Whiteley (see Note 2).

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of January 27, 2020, three of the holders of the indebtedness outstanding under our credit facility, senior loan facility and 2023 Notes represent (together with their affiliates) approximately 90%, 72% and 90%, respectively, of the total principal amounts outstanding under such debt financing arrangements.  These holders also collectively own 18% of the shares of our outstanding common stock, 62% of the shares of our outstanding common stock, including shares of common stock issuable upon the exercise of our outstanding Series C, D, E and F common stock warrants (including the Series F warrants to be issued upon receipt of shareholder approval), and 76% of the shares of our outstanding common stock, including shares of common stock issuable upon the exercise of our outstanding Series C, D, E and F common stock warrants (including the Series F warrants to be issued upon receipt of shareholder approval) and upon conversion of our 2023 Notes, respectively.

Moreover, the three lenders are parties to certain registration rights agreements, by and among us and certain of our stockholders.

NOTE 14.  SUBSEQUENT EVENTS

We evaluated subsequent events for appropriate accounting and disclosure through May 14, 2019, the date these unaudited condensed consolidated financial statements were originally issued, and determined that, except for the effects of the matter described in Note 2, as to which the date is February 7, 2020, there were no material items that required recognition or disclosure in our unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto, as well as our Annual Report on Form 10–K/A for the year ended December 31, 2018.

RESTATEMENT OF PREVIOUSLY UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our unaudited condensed consolidated financial statements as more fully described in “Note 2. Restatement of Previously Reported Unaudited Condensed Consolidated Financial Statements” in “Item 1. Financial Statements” and “Item 4. Controls and Procedures”, both contained herein.

OVERVIEW

We are an international oilfield services company offering a full range of vertically–integrated seismic data acquisition, data processing and interpretation and logistical support services throughout North America, South America, Asia Pacific, Africa and the Middle East to the oil and natural gas industry.  Our services include the acquisition of 2D, 3D, time–lapse 4D and multi–component seismic data on land, in transition zones between land and water, and offshore in depths reaching 3,000 meters.  In addition, we offer a full suite of data processing and interpretation services utilizing our proprietary, patent–protected software, and also provide in–house logistical support services, such as program design, planning and permitting, camp services and infrastructure, surveying, drilling, environmental assessment and reclamation and community relations.  We currently provide our services on a proprietary basis only to our customers and the seismic data acquired is owned by our customers, other than the multiclient seismic data library currently maintained by ASV of approximately 440 square kilometers in certain basins in Alaska, which is available for future sales or license.

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

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2019 was $3.7 million compared with a net loss of $0.4 million for the three months ended March 31, 2018.  The significant factors in this change were an increase of $11.4 million in gross profit offset by increases of $3.6 million in selling, general and administrative (“SG&A”) expenses and $3.7 million in income taxes.

Revenue from services in the three months ended March 31, 2019 increased $55.9 million compared with the three months ended March 31, 2018.  In North America, revenue from services increased $32.9 million due to an increase in the number of projects performed in Alaska, as a result of a return to activity on the North Slope, and the increase in market share in the contiguous United States of America due to the purchase of certain assets from Geokinetics, Inc. in 2018.

Revenue from services in South America decreased $9.4 million due to a decrease in the amount of work performed in Colombia.  Activity in Colombia continued to decrease due to a fewer number of active customers.  Revenue from services in Asia Pacific increased $32.4 million primarily due to a large marine project in India.

Gross profit for the three months ended March 31, 2019 increased $11.4 million compared with the three months ended March 31, 2018. Gross profit as a percentage of revenues was 21.6% for the three months ended March 31, 2019 compared with 23.4% for the three months ended March 31, 2018.  The negative impact on gross profit can be attributed to slightly less favorable pricing when taking into account the fixed costs involved in our projects, particularly in the Asia Pacific.

SG&A expenses for the three months ended March 31, 2019 increased $3.6 million compared with the three months ended March 31, 2018, which was primarily attributable to increases in revenue from services and activity.

As disclosed elsewhere in this Form 10–Q/A, our former Chief Financial Officer and General Counsel misappropriated funds.  For more information, see “Explanatory Note” and Note 2, both contained herein.

Other expense, net for the three months ended March 31, 2019 was flat compared with the three months ended March 31, 2018 primarily due to $0.4 million increase in interest expense offset by a $0.3 million in increase in foreign currency gain (loss).  Of the $0.4 million increase in interest expense, $1.5 million related to increased interest expense from the 2023 Notes offset by $1.1 million of decreased interest expense from the extension of our senior loan facility in February 2019 and the decrease in long–term debt outstanding from the debt exchange in January 2018.  Of the $0.3 million increase in foreign currency gain (loss), $0.6 million related to an increase in foreign currency gains in Canada offset by a $0.3 million increase in foreign currency losses in Colombia and Brazil.

Income taxes for the three months ended March 31, 2019 increased $3.7 million compared with the three months ended March 31, 2018 primarily due to fluctuations in earnings among the various jurisdictions in which we operate, offset by increases in valuation allowances and increases in foreign tax rate differentials.

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

As of March 31, 2019, we had working capital of $20.4 million compared with $4.8 million as of December 31, 2018. The increase in working capital was related to an $46.1 million increase in accounts receivable, net, partially offset by higher accounts payable and accrued liabilities which are attributable to our increased revenue from services.

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

Over time, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities.  We currently estimate that our capital expenditures for 2019 will not exceed $3.0 million, of which we have spent $0.3 million through March 31, 2019.  This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs but will not allow us to purchase any new technology or upgrade existing capital assets.

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

Cash Flows

Cash flows provided by (used in) type of activity were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
	(Restated)
Operating activities	$(6,764)	$(3,335)
Investing activities	(184)	48
Financing activities	8,806	13,113

Operating Activities

Cash flows from operating activities used $6.8 million and $3.3 million in the three months ended March 31, 2019 and 2018, respectively. The significant factors in the change were an unfavorable change in working capital offset by increased revenue from services.

Investing Activities

During the three months ended March 31, 2019, cash flows used in investing activities consisted of $0.3 million for the purchase of property and equipment offset by $0.1 million from the sale of excess property and equipment.  During the three months ended March 31, 2018, cash flows provided by investing activities consisted of $0.1 million for the purchase of property and equipment offset by proceeds of $0.2 million from the sale of property and equipment.

Financing Activities

During the three months ended March 31, 2019, cash flows provided by financing activities consisted of $9.7 million of long–term debt borrowings offset by $0.8 million of distributions to our noncontrolling interest.  During the three months ended March 31, 2018, cash flows provided by financing activities consisted of $15.0 million of long–term debt borrowings offset by $1.0 million of long–term debt repayments, $0.7 million of stock issuance costs and $0.2 million of treasury stock purchases.

FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10–Q/A contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based our forward–looking statements on our current expectations and estimates of future events and trends, which affect or may affect our business and operations.  Although we believe that these forward–looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us.  Many important factors, in addition to the risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K/A for the year ended December 31, 2018 may have a material adverse effect on our results as indicated in the following forward–looking statements.  You should read this Quarterly Report on Form 10–Q/A and the documents that we have filed as exhibits hereto completely and with the understanding that our actual results may be materially different from what we expect.

Our forward–looking statements may be influenced by the following factors, among others:

•	the impact of the restatement of our previously issued consolidated financial statements;

•	the identified material weaknesses in our internal control over financial reporting and our ability to remediate those material weaknesses;

•	the outcome of our internal investigation into the matters summarized in the Annual Report on Form 10-K/A for the year ended December 31, 2018;

•

the outcome of the investigations by the SEC, the DOJ and the Alaska Department of Revenue (the “DOR”), which is investigating our treatment of ASV as a VIE and related Alaska tax credit certificates, which could include sanctions or other actions against us and our officers and directors, civil lawsuits and penalties;

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

These words “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan to,” “ought,” “could,” “will,” “should,” “likely,” “appear,” “project,” “forecast,” “outlook” or other similar words or phrases are intended to identify forward–looking statements.  These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information.  The forward–looking statements speak only as of the date they were made and, except as required by law, we undertake no obligation to update, amend or clarify any forward–looking statements because of new information, future events or other factors.  All of our forward–looking information involves risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of the risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K/A for the year ended December 31, 2018.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a–15 and 15d–15, we carried out an evaluation, in connection with the preparation of the original Quarterly Report on Form 10–Q in May 2019, under the supervision and with the participation of management, including our former Chief Executive Officer and our former Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10–Q/A. Based on that evaluation, our former Chief Executive Officer and former Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019. Disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Subsequent to the evaluation made in connection with the preparation of the original Quarterly Report on Form 10–Q in May 2019 and in connection with the preparation and filing of the above-described restatement and this Form 10–Q/A, our management, with the participation of our current principal executive officer and current principal financial officer, re–evaluated the effectiveness of our disclosure controls and procedures. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our current principal executive officer and current principal financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) were not effective as of March 31, 2019.

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

With oversight from the Audit Committee, our management has begun to design and implement certain remediation measures to address the material weaknesses described above and enhance our internal control over financial reporting. We have taken or will take the following actions to improve the design and operating effectiveness of our internal control in order to remediate these material weaknesses:

•	assign process owners to ensure that controls are adequately evaluated and that the design of controls appropriately address risk related to critical functionality;

•	strengthen controls around revenue recognition, including stricter reconciliation procedures and the engagement of a third party consultant to assist in the review and analysis of complex contracts;

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes in the legal proceedings as described in the section entitled “Legal Proceedings” in our Annual Report on Form 10–K/A for the year ended December 31, 2018.

ITEM 1A.  RISK FACTORS

There have been no material changes in the significant risk factors that may affect our business, financial position, results of operations or liquidity as described in the section entitled “Risk Factors” in our Annual Report on Form 10–K/A for the year ended December 31, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

SAExploration Holdings, Inc.

By:	/s/ Michael Faust
Michael Faust
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Kevin Hubbard
Kevin Hubbard
Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: February 7, 2020