Form 10-Q
period 2019-06-30
SAExploration Holdings, Inc.
filed 2020-02-07
CIK 1514732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 27, 2020, the registrant has 4,299,670 shares of common stock outstanding.

EXPLANATORY NOTE

SAExploration Holdings, Inc. (together with its subsidiaries, “we,” “our” or “us”) has filed an amendment to our Annual Report on Form 10–K for the year ended December 31, 2018 (the “Form 10–K/A”), to amend and restate our consolidated financial statements and related footnote disclosures as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017 (including the unaudited quarterly periods within 2018 and 2017).  The Form 10–K/A also includes under “Item 6. Selected Financial Data” restated selected consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and restated selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014. Accordingly, this Form 10–Q for the quarterly period ended June 30, 2019 (this “Form 10–Q”) contains our restated unaudited condensed consolidated financial statements and related disclosures as of December 31, 2018 and for the three–month and six–month periods ended June 30, 2018.  These unaudited condensed consolidated financial statements include our accounts and those of our subsidiaries that are wholly–owned, controlled by us or a variable interest entity (“VIE”).

Please see the “Explanatory Note” to the Form 10–K/A and “Note 3. Restatement of Previously Reported Consolidated Financial Statements” and “Note 24. Quarterly Data” to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of the Form 10–K/A for additional information about the restatement.  We delayed the filing of this Form 10–Q pending the restatement described therein.

For a description of the effect of the restatement as of December 31, 2018 and for the three–month and six–month periods ended June 30, 2018, see “Note 2. Restatement of Previously Reported Unaudited Condensed Consolidated Financial Statements” to our consolidated financial statements in “Item 1.  Financial Statements” contained herein.  In connection with the restatement of our consolidated financial statements in the Form 10–K/A, management determined that material weaknesses exist in our internal control over financial reporting and that our disclosure controls and procedures were ineffective during the Non–Reliance Periods.  For a description of the material weaknesses identified by management and management’s implemented and planned remediations for those material weaknesses, please see “Item 4. Controls and Procedures” contained herein.

(i)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAExploration Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares)

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS		(Restated)
Current assets:
Cash and cash equivalents	$25,938	$7,579
Restricted cash	256	271
Accounts receivable, net	66,509	26,463
Deferred costs on contracts	1,850	3,746
Prepaid expenses and other current assets	4,535	2,843
Total current assets	99,088	40,902

Property and equipment, net of accumulated depreciation and amortization of $87,548 and $81,904, respectively	30,177	35,334
Multiclient seismic data library, net	3,903	4,733
Operating lease right-of-use assets	7,902	—
Goodwill	1,741	1,687
Intangible assets, net of accumulated amortization of $1,100 and $932, respectively	3,935	4,066
Tax credits receivable, net	12,104	13,198
Deferred income taxes	154	2,160
Other assets	270	267
Total assets	$159,274	$102,347

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$40,423	$10,103
Accrued liabilities	14,627	10,498
Income and other taxes payable	7,527	3,331
Operating lease liabilities	3,193	—
Current portion of long-term debt and finance leases	7,759	7,837
Deferred revenue	4,440	4,357
Total current liabilities	77,969	36,126

Long-term debt and finance leases	94,387	83,205
Other long-term liabilities	5,107	380

Commitments and contingencies

Stockholders' deficit:
Common stock, 4,290,697 and 3,100,496 shares outstanding, respectively	—	—
Additional paid-in capital	235,638	232,661
Accumulated deficit	(253,468)	(249,349)
Accumulated other comprehensive loss	(3,425)	(3,035)
Treasury stock, at cost, 208,003 and 111,245 shares, respectively	(2,232)	(1,866)
SAExploration stockholders’ deficit	(23,487)	(21,589)
Noncontrolling interest	5,298	4,225
Total stockholders’ deficit	(18,189)	(17,364)
Total liabilities and stockholders’ deficit	$159,274	$102,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		(Restated)		(Restated)
Revenue from services	$89,537	$16,883	$182,592	$54,006
Cost of services	74,922	19,710	145,047	45,715
Depreciation and amortization	3,613	2,295	6,475	4,716
Gross profit (loss)	11,002	(5,122)	31,070	3,575

Operating expenses:
Selling, general and administrative expenses	10,821	8,366	20,108	14,052
Misappropriation of funds	121	128	273	361
Total operating expenses	10,942	8,494	20,381	14,413

Operating income (loss)	60	(13,616)	10,689	(10,838)

Other (expense) income, net:
Interest expense, net	(3,632)	(2,346)	(7,129)	(5,487)
Foreign exchange gain (loss), net	373	(2,005)	500	(2,179)
Other income, net	784	92	913	237
Total other expense, net	(2,475)	(4,259)	(5,716)	(7,429)

(Loss) income before income taxes	(2,415)	(17,875)	4,973	(18,267)

Income taxes	2,853	(34)	6,519	(35)

Net loss	(5,268)	(17,841)	(1,546)	(18,232)

Less: net income attributable to noncontrolling interest	1,164	59	2,573	894

Net loss attributable to SAExploration	$(6,432)	$(17,900)	$(4,119)	$(19,126)

Loss per common share (basic and diluted)	$(0.81)	$(9.72)	$(0.53)	$(46.26)

Weighted average common shares outstanding (basic and diluted)	7,919	1,865	7,761	1,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		(Restated)		(Restated)
Net loss	$(5,268)	$(17,841)	$(1,546)	$(18,232)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(347)	1,225	(390)	1,813
Comprehensive loss	(5,615)	(16,616)	(1,936)	(16,419)
Less: comprehensive income attributable to noncontrolling interest	1,164	59	2,573	894
Comprehensive loss attributable to SAExploration	$(6,779)	$(16,675)	$(4,509)	$(17,313)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands)

(Unaudited)

Three Months Ended June 30, 2019

	Common Stock	Additional Paid-In Capital	Accumulated Deficit (Restated)	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit (Restated)	Noncontrolling Interest	Total Stockholders’ Deficit (Restated)
Balances at March 31, 2019	$—	$234,039	$(247,036)	$(3,078)	$(1,866)	$(17,941)	$4,884	$(13,057)
Net (loss) income	—	—	(6,432)	—	—	(6,432)	1,164	(5,268)
Other comprehensive loss	—	—	—	(347)	—	(347)	—	(347)
Purchase of treasury stock	—	—	—	—	(366)	(366)	—	(366)
Equity-based compensation cost	—	1,599	—	—	—	1,599	—	1,599
Distributions to noncontrolling interest	—	—	—	—	—	—	(750)	(750)
Balances at June 30, 2019	$—	$235,638	$(253,468)	$(3,425)	$(2,232)	$(23,487)	$5,298	$(18,189)

Three Months Ended June 30, 2018

	Common Stock	Additional Paid-In Capital	Accumulated Deficit (Restated)	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit (Restated)	Noncontrolling Interest	Total Stockholders’ Deficit (Restated)
Balances at March 31, 2018	$—	$175,662	$(190,110)	$(4,494)	$(288)	$(19,230)	$5,405	$(13,825)
Net (loss) income	—	—	(17,900)	—	—	(17,900)	59	(17,841)
Other comprehensive income	—	—	—	1,225	—	1,225	—	1,225
Equity-based compensation cost	—	1,588	—	—	—	1,588	—	1,588
Accretion of discount on Series A preferred stock	—	(22,231)	—	—	—	(22,231)	—	(22,231)
Accretion of Series A preferred stock to redemption value	—	22,667	—	—	—	22,667	—	22,667
Dividend on Series A preferred stock	—	(663)	—	—	—	(663)	—	(663)
Balances at June 30, 2018	$—	$177,023	$(208,010)	$(3,269)	$(288)	$(34,544)	$5,464	$(29,080)

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (continued)

(In thousands)

(Unaudited)

Six Months Ended June 30, 2019

	Common Stock	Additional Paid-In Capital	Accumulated Deficit (Restated)	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit (Restated)	Noncontrolling Interest	Total Stockholders’ Deficit (Restated)
Balances at December 31, 2018	$—	$232,661	$(249,349)	$(3,035)	$(1,866)	$(21,589)	$4,225	$(17,364)
Net (loss) income	—	—	(4,119)	—	—	(4,119)	2,573	(1,546)
Other comprehensive loss	—	—	—	(390)	—	(390)	—	(390)
Issuance of common stock	—	578	—	—	—	578	—	578
Purchase of treasury stock	—	—	—	—	(366)	(366)	—	(366)
Equity-based compensation cost	—	2,399	—	—	—	2,399	—	2,399
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,500)	(1,500)
Balances at June 30, 2019	$—	$235,638	$(253,468)	$(3,425)	$(2,232)	$(23,487)	$5,298	$(18,189)

Six Months Ended June 30, 2018

	Common Stock	Additional Paid-In Capital	Accumulated Deficit (Restated)	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit (Restated)	Noncontrolling Interest	Total Stockholders’ Deficit (Restated)
Balances at December 31, 2017	$—	$133,742	$(189,178)	$(5,082)	$(113)	$(60,631)	$4,570	$(56,061)
Adoption of ASU 2016-16	—	—	294	—	—	294	—	294
Net (loss) income	—	—	(19,126)	—	—	(19,126)	894	(18,232)
Other comprehensive income	—	—	—	1,813	—	1,813	—	1,813
Equity-based compensation cost	—	2,641	—	—	—	2,641	—	2,641
Purchase of treasury stock	—	—	—	—	(175)	(175)	—	(175)
Common stock issued in debt exchange	—	472	—	—	—	472	—	472
Discount on Series A preferred stock issued in debt exchange	—	61,971	—	—	—	61,971	—	61,971
Accretion of discount on Series A preferred stock	—	(56,635)	—	—	—	(56,635)	—	(56,635)
Accretion of Series A preferred stock to redemption value	—	21,376	—	—	—	21,376	—	21,376
Dividend on Series A preferred stock	—	(1,119)	—	—	—	(1,119)	—	(1,119)
Series B preferred stock issued in debt exchange	—	10,791	—	—	—	10,791	—	10,791
Discount on Series B preferred stock issued in debt exchange	—	(10,791)	—	—	—	(10,791)	—	(10,791)
Accretion of discount on Series B preferred stock	—	10,791	—	—	—	10,791	—	10,791
Conversion of Series B preferred stock	—	(22,981)	—	—	—	(22,981)	—	(22,981)
Common stock and Series D warrants issued in conversion of Series B preferred stock	—	22,981	—	—	—	22,981	—	22,981
Series C warrants issued in debt exchange	—	4,810	—	—	—	4,810	—	4,810
Stock issuance costs	—	(1,026)	—	—	—	(1,026)	—	(1,026)
Balances at June 30, 2018	$—	$177,023	$(208,010)	$(3,269)	$(288)	$(34,544)	$5,464	$(29,080)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
		(Restated)
Cash flows from operating activities:
Net loss	$(1,546)	$(18,232)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and amortization	6,814	4,868
Tax credits used to offset production taxes	1,094	—
Reserve for potential tax credits monetization	—	1,700
Reserve for doubtful accounts	919	135
Equity-based compensation cost	2,399	2,641
Gain on disposal of property and equipment	(661)	(185)
Amortization of loan issuance costs and debt discounts	1,865	1,901
Gain on debt extinguishment	—	(53)
Unrealized (gain) loss on foreign currency transactions	(607)	2,131
Deferred taxes	2,023	62
Changes in operating assets and liabilities	(1,506)	(5,531)
Net cash provided by (used in) operating activities	10,794	(10,563)

Cash flows from investing activities:
Purchase of property and equipment	(598)	(703)
Proceeds from sale of property and equipment	674	193
Net cash provided by (used in) investing activities	76	(510)

Cash flows from financing activities:
Long-term debt and finance lease repayments	(428)	(995)
Long-term debt borrowings	9,666	15,000
Proceeds from issuance of common stock	100	—
Stock issuance costs	—	(1,712)
Purchase of treasury stock	(366)	(175)
Distribution to noncontrolling interest	(1,500)	—
Net cash provided by financing activities	7,472	12,118

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(183)
Net change in cash, cash equivalents and restricted cash	18,344	862
Cash, cash equivalents and restricted cash at the beginning of year	7,850	3,734
Cash, cash equivalents and restricted cash at the end of period	$26,194	$4,596

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

New Accounting Standards to be Adopted

No new accounting pronouncements issued or effective during the six months ended June 30, 2019 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 2.  RESTATEMENT OF PREVIOUSLY REPORTED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Effects of the Restatement

As a result of the determination that ASV is a VIE, in which we have a controlling financial interest and are the primary beneficiary, we are consolidating ASV for all periods beginning in 2015. The consolidation of ASV as of December 31, 2018 resulted in a reduction of stockholders’ equity of approximately $34.0 million due to the consolidation and elimination of inter-company transactions.  The assets of ASV consist of a seismic data library in Alaska for which we provided the seismic data acquisition services, tax credits received from the State of Alaska under the rebatable oil and gas production tax credit regime and cash on hand.  The tax credits were recorded as a reduction in the value of the seismic data library as a reimbursement of the costs incurred to acquire the data library.  ASV has no significant liabilities other than its payable to us for the seismic data acquisition services and has approximately $5.9 million in capital contributions as described above.  As of June 30, 2019, considering the approximately $34.0 million reduction in stockholders equity discussed above, the consolidation of ASV resulted in a decrease in stockholders’ equity of approximately $0.2 million.

We have reclassified certain items in our consolidated statement of operations as loss from a misappropriation of funds disclosed above, of which approximately $121 thousand, $273 thousand, $128 thousand and $361 thousand, respectively, are related to the misappropriation of funds by Mr. Whiteley in the three and six months ended June 30, 3019 and 2018, respectively.

In addition, we are restating our consolidated financial statements to correct for unrelated material accounting errors in prior periods, including the following:

Three Months Ended June 30, 2018

•

In the three months ended June 30, 2018, we recorded an allowance for doubtful accounts of approximately $19.0 million against our accounts receivable related to ASV.  The receivable was eliminated upon consolidated of ASV and the allowance for doubtful accounts was reversed.

•

We identified an error related to the recording of deferred taxes in our Colombia and Bolivia subsidiaries.  Based upon our internal review of the decision to record a 100% valuation allowance in 2018 related to these subsidiaries, we determined that the factors leading to the full valuation allowance of the deferred tax assets were present in previous periods and were not appropriately considered.  As of result of this error, we have decreased income tax expense by approximately $1.8 million in the three months ended June 30, 2018.

Six Months Ended June 30, 2018

•

In the six months ended June 30, 2018, we recorded an allowance for doubtful accounts of approximately $19.0 million against our accounts receivable related to ASV.  The receivable was eliminated upon consolidation of ASV and the allowance for doubtful accounts was reversed.

•

We identified an error related to the recording of deferred taxes in our Colombia and Bolivia subsidiaries.  Based upon our internal review of the decision to record a 100% valuation allowance in 2018 related to these subsidiaries, we determined that the factors leading to the full valuation allowance of the deferred tax assets were present in previous periods and were not appropriately considered.  As a result of this error, we have decreased income tax expense by approximately $1.2 million in the six months ended June 30, 2018.

•

We also corrected a prior error related to Delaware Franchise Taxes as part of the restatement.  In the first quarter of 2018, we settled a multiyear audit with the State of Delaware.  As part of the restatement we have properly recorded the franchise expense in the proper periods resulting in a decrease to selling, general and administrative expense by $547 thousand.

Along with restating our unaudited condensed consolidated financial statements to correct the errors discussed above, we corrected our weighted average shares outstanding (basic and diluted) to include penny warrants in the computation of loss per common share and we recorded adjustments for certain immaterial accounting errors and reclassifications related to the periods covered in this Form 10–Q.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In connection with the restatement of our condensed consolidated financial statements in this Form 10–Q, management determined that material weaknesses exist in our internal control over financial reporting and that our disclosure controls and procedures were ineffective during the Non–Reliance Periods and as of June 30, 2019. For a description of the material weaknesses identified by management and management’s implemented and planned remediations for those material weaknesses, please see “Item 4. Controls and Procedures” of this Form 10-Q.

The tables below summarize the effects of the restatement on our (i) unaudited condensed consolidated balance sheet at December 31, 2018; (ii) unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2018; and (iii) unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2018.  A summary of the effect of the restatement on the unaudited condensed consolidated statements of changes to stockholders’ deficit for the six months ended June 30, 2018 and the unaudited condensed consolidated statement of comprehensive income (loss) for the three months and six months ended June 30, 2018 are not presented because the impact to accumulated deficit and comprehensive income (loss) are reflected below in the unaudited condensed consolidated balance sheet summaries and unaudited condensed consolidated statements of operations summaries.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Summary of Restatement – Unaudited Condensed Consolidated Balance Sheet

The effects of the restatement on our unaudited condensed consolidated balance sheet are as follows:

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

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
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

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Summary of Restatement – Unaudited Condensed Consolidated Statements of Operations

The effects of the restatement on our unaudited condensed consolidated statements of operations are as follows:

	Three Months Ended June 30, 2018
	Previously Reported	Adjustments	Restated
Revenue from services	$16,883	$—	$16,883
Cost of services	19,710	—	19,710
Depreciation and amortization	2,295	—	2,295
Gross loss	(5,122)	—	(5,122)

Operating expenses:
Selling, general and administrative expenses	25,763	(17,397)	8,366
Misappropriation of funds	—	128	128
Total operating expenses	25,763	(17,269)	8,494

Operating loss	(30,885)	17,269	(13,616)

Other (expense) income, net:
Interest expense, net	(2,346)	—	(2,346)
Foreign exchange gain (loss), net	(2,005)	—	(2,005)
Other income, net	9	83	92
Total other expense, net	(4,342)	83	(4,259)

Loss before income taxes	(35,227)	17,352	(17,875)

Income taxes	(1,881)	1,847	(34)

Net loss	(33,346)	15,505	(17,841)

Less: net income attributable to noncontrolling interest	59	—	59

Net loss attributable to SAExploration	$(33,405)	$15,505	$(17,900)

Loss per common share (basic and diluted)	$(44.90)	$35.18	$(9.72)

Weighted average common shares outstanding (basic and diluted)	749	1,116	1,865

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Six Months Ended June 30, 2018
	Previously Reported	Adjustments	Restated
Revenue from services	$54,006	$—	$54,006
Cost of services	45,715	—	45,715
Depreciation and amortization	4,716	—	4,716
Gross profit (loss)	3,575	—	3,575

Operating expenses:
Selling, general and administrative expenses	32,140	(18,088)	14,052
Misappropriation of funds	—	361	361
Total operating expenses	32,140	(17,727)	14,413

Operating loss	(28,565)	17,727	(10,838)

Other (expense) income, net:
Interest expense, net	(5,487)	—	(5,487)
Foreign exchange gain (loss), net	(2,179)	—	(2,179)
Other income, net	154	83	237
Total other expense, net	(7,512)	83	(7,429)

Loss before income taxes	(36,077)	17,810	(18,267)

Income taxes	(1,257)	1,222	(35)

Net loss	(34,820)	16,588	(18,232)

Less: net income attributable to noncontrolling interest	894	—	894

Net loss attributable to SAExploration	$(35,714)	$16,588	$(19,126)

Loss per common share (basic and diluted)	$(128.90)	$82.64	$(46.26)

Weighted average common shares outstanding (basic and diluted)	643	790	1,433

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Summary of Restatement – Unaudited Condensed Consolidated Statement of Cash Flows

The effects of the restatement on our unaudited condensed consolidated statement of cash flows are as follows:

	Six Months Ended June 30, 2018
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(34,820)	$16,588	$(18,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,868	—	4,868
Tax credits used to offset production taxes	—	—	—
Reserve for potential tax credits monetization	—	1,700	1,700
Reserve for doubtful accounts	19,120	(18,985)	135
Equity-based compensation cost	2,641	—	2,641
Gain on disposal of property and equipment	(185)	—	(185)
Amortization of loan issuance costs and debt discounts	1,901	—	1,901
Gain on debt extinguishment	(53)	—	(53)
Unrealized loss on foreign currency transactions	2,131	—	2,131
Deferred taxes	—	62	62
Changes in operating assets and liabilities	(5,674)	143	(5,531)
Net cash used in operating activities	(10,071)	(492)	(10,563)

Cash flows from investing activities:
Purchase of property and equipment	(703)	—	(703)
Proceeds from sale of property and equipment	193	—	193
Net cash used in investing activities	(510)	—	(510)

Cash flows from financing activities:
Long-term debt and finance lease repayments	(995)	—	(995)
Long-term debt borrowings	15,000	—	15,000
Stock issuance costs	(2,179)	467	(1,712)
Purchase of treasury stock	(175)	—	(175)
Net cash provided by financing activities	11,651	467	12,118

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(183)	—	(183)
Net change in cash, cash equivalents and restricted cash	887	(25)	862
Cash, cash equivalents and restricted cash at the beginning of year	3,654	80	3,734
Cash, cash equivalents and restricted cash at the end of period	$4,541	$55	$4,596

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 3.  LONG–TERM DEBT AND FINANCE LEASES

Long–term debt and finance leases consisted of the following:

	June 30, 2019	December 31, 2018
		(Restated)
Credit facility:
Principal outstanding	$22,000	$12,334
Unamortized debt issuance costs	(101)	(125)
Carrying amount	21,899	12,209

Senior loan facility:
Principal outstanding	29,000	29,000
Unamortized debt issuance costs	(1,845)	(2,448)
Carrying amount	27,155	26,552

6% senior secured convertible notes due 2023:
Principal outstanding	60,000	60,000
Unamortized debt discount and debt issuance costs	(14,667)	(15,906)
Carrying amount	45,333	44,094

10% senior notes due 2019:
Principal outstanding	6,953	6,957
Unamortized debt issuance costs	—	(4)
Carrying amount	6,953	6,953

Finance leases	806	1,234

Total debt	102,146	91,042
Current portion of long-term debt and finance leases	(7,759)	(7,837)
Total long-term debt and finance leases	$94,387	$83,205

In March 2019, the maturity date of our senior loan facility was extended to January 4, 2021.

In the three months and six months ended June 30, 2019, we recorded interest expense of $1.5 million and $3.0 million, respectively, related to the 6% senior secured convertible notes due 2023 (the “2023 Notes”), of which $0.9 million and $1.8 million, respectively, related to contractual interest expense.

The credit agreements and indentures for our credit facility, senior loan facility, 2023 Notes and 10% senior notes due 2019 (the “Senior Notes”) contain certain representations, warranties, covenants and other terms and conditions which are customary for agreements of these types.  As previously disclosed, as a result of certain circumstances giving rise to, or occurring as a result of, the restatement, as of June 30, 2019, certain events of default had occurred under these agreements.  We repaid in full the Senior Notes at maturity in September 2019.  In September 2019, we entered into forbearance agreements with respect to our credit facility, senior loan facility and 2023 Notes, whereby the holders of the indebtedness thereunder agreed to refrain from exercising their rights and remedies with respect to events of default that have occurred and other potential defaults or events of default that may occur as further specified in the forbearance agreements until 5:00 p.m. (New York City time) on the earlier of (i) November 30, 2019 and (ii) the date the forbearance agreements otherwise terminated in accordance with their terms.  The November 30, 2019 deadline was ultimately extended to February 7, 2020.  On February 7, 2020, we entered into amendments and waivers to our credit facility, senior loan facility and the indenture governing the 2023 Notes to, among other things, waive existing events of default thereunder and amend certain covenants requiring us to deliver financial statements, reports, projections and other items thereunder.

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

The balances for the operating and finance leases where we are the lessee are presented on our unaudited condensed consolidated balance sheet as follows:

	Classification on Unaudited Condensed Consolidated Balance Sheet	June 30, 2019
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$7,902
Finance lease assets	Property and equipment, net	766
Total lease assets		$8,668

Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$3,193
Finance lease liabilities	Current portion of long-term debt and finance leases	806
Long-term - Operating lease liabilities	Other long-term liabilities	4,807
Total lease liabilities		$8,806

The components of lease expense on our unaudited condensed consolidated statement of operations are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease expense:
Operating lease expense (1)	$1,324	$2,664

Finance lease expense:
Amortization of leased assets	$207	$428
Interest on lease liabilities	31	69
Total finance lease expense	$238	$497

Total lease expense	$1,562	$3,161

(1)	Includes short–term leases and variable lease costs, both of which are immaterial.

As of June 30, 2019, our operating leases and finance leases have weighted average remaining lease terms of 3.9 years and 0.9 years, respectively, and both our operating leases and finance leases have a weighted average discount rate of 13.0%.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental cash flows information related to leases where we are the lessee is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,243	$2,583
Operating cash flows from finance leases	31	69
Financing cash flows from finance leases	218	428

Operating right-of-use assets obtained in exchange for new operating lease liabilities	$165	$—

As of June 30, 2019, the maturities of the liabilities related to our operating leases and finance leases are as follows:

	Operating Leases	Finance Leases
Six months ended December 31, 2019	$2,625	$496
2020	3,480	361
2021	1,209	—
2022	871	—
2023	701	—
Thereafter	479	—
Total minimum lease payments	9,365	857
Less: interest	1,365	51
Present value of lease liabilities	8,000	806
Less: current lease liabilities	3,193	806
Long-term lease liabilities	$4,807	$—

NOTE 6.  STOCKHOLDERS' EQUITY

As of June 30, 2019, we are authorized to issue 40.0 million shares of common stock with a par value of $0.0001 per share.

The following table presents the changes in the number of shares outstanding:

2019
Shares issued:
Balance as of January 1	3,211
Issue of shares on exercises of Series C warrants	51
Issue of shares on exercises of Series D warrants	24
Issue of shares on exercises of Series E warrants	662
Issue of shares on vesting of restricted stock units	278
Issue of shares as consideration for services	243
Issue of shares in private placement	30
Balance as of June 30	4,499

Shares held as treasury stock:
Balance as of January 1	111
Purchase of treasury stock	97
Balance as of June 30	208

Shares outstanding as of June 30	4,291

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In the six months ended June 30, 2019, 1.0 million, 0.5 million and 13.2 million of our Series C warrants, Series D warrants and Series E warrants, respectively, were exercised.  As of June 30, 2019, 6.9 million, 11.3 million and 54.6 million of our Series C warrants, Series D warrants and Series E warrants, respectively, are outstanding.

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

NOTE 7.  REVENUE FROM SERVICES

Deferred Costs on Contracts

In some instances, we incur third party costs that directly relate to the contract to fulfill the contract obligations.  These fulfillment costs are capitalized and amortized consistent with how the related revenue is recognized.  Changes in our deferred costs on contracts are as follows for the six months ended June 30:

	2019	2018
		(Restated)
Balance at beginning of year	$3,746	$1,780
Fulfillment costs incurred	5,821	5,039
Amortization of fulfillment costs	(7,717)	(6,330)
Balance at end of period	$1,850	$489

Deferred Revenue

Typically, our mobilization services are paid by the customer at the beginning of the contract while the revenue is recognized as control transfers to the customer, which can result in deferred revenue. Normally all other revenue is billed as work progresses, which generally will not result in significant deferred revenue except in those cases where a large mobilization is required for the contract. Changes in our deferred revenue are as follows for the six months ended June 30:

	2019	2018
		(Restated)
Balance at beginning of year	$4,357	$1,477
Cash received, excluding amounts recognized as revenue from services	8,181	385
Amounts recognized as revenue from services	(8,098)	(1,862)
Balance at end of period	$4,440	$—

Disaggregated Revenue

The following table disaggregates our revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		(Restated)		(Restated)
North America	$28,875	$4,760	$89,428	$32,439
South America	702	12,123	752	21,567
Asia Pacific (1)	59,960	—	92,412	—
Total	$89,537	$16,883	$182,592	$54,006

(1)	Includes $58.5 million and $90.5 million from our marine operations in the three months and six months ended June 30, 2019, respectively.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Remaining Performance Obligations

As of June 30, 2019, we had $109.1 million of remaining performance obligations.  We expect to recognize revenue of approximately 62% of these performance obligations in 2019 and the remaining approximately 38% in 2020.

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

We recognized equity–based compensation costs of $1.6 million in each of the three months ended June 30, 2019 and 2018 and $2.4 million and $2.6 million in the six months ended June 30, 2019 and 2018, respectively.  These costs are included in “Selling, general and administrative expenses” on our unaudited condensed consolidated statements of operations.

As of June 30, 2019, we had $5.2 million of unrecognized equity–based compensation cost, which is expected to be recognized over a weighted average period of 1.6 years.

NOTE 9.  INCOME TAXES

We record income taxes for interim periods based on an estimated annual effective tax rate.  The estimated annual effective tax rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, and changes to actual or forecasted permanent book to tax differences.

Our effective tax rates were (118.1)% and 0.2% for the three months ended June 30, 2019 and 2018, respectively, and 131.1% and 0.2% for the six months ended June 30, 2019 and 2018, respectively. The changes in our effective tax rates and the primary reason why these effective tax rates differ from the applicable federal statutory rates are the fluctuations in earnings among the various jurisdictions in which we operate, increases in valuation allowances and foreign tax rate differentials.

NOTE 10.  LOSS PER COMMON SHARE

The computation of basic and diluted loss per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		(Restated)		(Restated)
Loss per common share (basic and diluted):
Net loss attributable to SAExploration	$(6,432)	$(17,900)	$(4,119)	$(19,126)
Amortization of discounts on Series A and Series B preferred stock	—	(22,231)	—	(67,426)
Accretion of Series A preferred stock to redemption value	—	22,667	—	21,376
Dividends on Series A preferred stock	—	(663)	—	(1,119)
Net loss available to common stockholders	$(6,432)	$(18,127)	$(4,119)	$(66,295)

Weighted average common shares outstanding (basic and diluted)	7,919	1,865	7,761	1,433

Loss per common share (basic and diluted)	$(0.81)	$(9.72)	$(0.53)	$(46.26)

Anti-dilutive securities excluded from diluted loss per common share (1)	11,177	5,788	11,177	5,788

(1)	Includes our Series A warrants, Series B warrants and our unvested equity–based compensation.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

As of June 30, 2019, the estimated aggregate fair values and aggregate carrying values of our 2023 Notes and Senior Notes were $62.2 million and $52.3 million, respectively.  As of December 31, 2018, the estimated aggregate fair values and aggregate carrying values of our 2023 Notes and Senior Notes was $50.7 million $51.0 million, respectively.

As our 2023 Notes are not actively traded, the fair value determination of the 2023 Notes is categorized as Level 3 as the valuation was based on valuation techniques when observable market data is not available.  The fair value determination of our Senior Notes is categorized as Level 2 as this valuation used dealer quoted prices in active markets obtained from independent third–party sources.

NOTE 12.  OTHER SUPPLEMENTAL INFORMATION

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are recorded in our unaudited condensed consolidated balance sheet as follows:

	June 30, 2019	December 31, 2018
		(Restated)
Cash and cash equivalents	$25,938	$7,579
Restricted cash	256	271
Total cash, cash equivalents and restricted cash	$26,194	$7,850

Our restricted cash served as collateral for labor claims, office rental and cash in another country restricted by exchange control regulations.

Accounts Receivable, net

Total accounts receivable, net is comprised of the following:

	June 30, 2019	December 31, 2018
		(Restated)
Trade receivables	$63,102	$23,330
Other receivables	4,679	3,681
Total accounts receivable	67,781	27,011
Less: allowance for doubtful accounts	(1,272)	(548)
Total accounts receivable, net	$66,509	$26,463

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Accrued Liabilities

Accrued liabilities are comprised of the following:

	June 30, 2019	December 31, 2018
		(Restated)
Accrued payroll liabilities	$2,499	$3,622
Accrued interest	305	306
Other accrued liabilities	11,823	6,570
Total accrued liabilities	$14,627	$10,498

Other accrued liabilities primarily consist of accruals for project related expenses.

Supplemental Cash Flows Information

Supplemental cash flows information is as follows:

	Six Months Ended June 30,
	2019	2018
Cash paid for interest	$5,278	$4,705
Cash paid for income taxes	(3)	1,766

Noncash Transactions

Supplemental noncash transactions are as follows:

	As of June 30,
	2019	2018
Common stock and preferred stock issued to retire long-term debt	$—	$73,234
Costs for additions to property and equipment in accounts payable	—	179
Accrual for stock issued for services	478	—

NOTE 13.  RELATED PARTY TRANSACTIONS

Mr. Hastings, our former Chief Executive Officer, Mr. Whiteley, our former Chief Financial Officer and General Counsel, and our former Vice President Finance were owners in Speculative Seismic Investments, LLC (“SSI”), which was a lender under our senior loan facility in the principal amount of $0.6 million.  In February 2019, SSI assigned its entire principal amount to another unaffiliated lender in a private transaction.  As of June 30, 2019, SSI is no longer a lender under our senior loan facility.

As of June 30, 2019, Mr. Hastings is a lender under our credit facility in the principal amount of $0.5 million and a holder of our 2023 Notes in the principal amount of $1.0 million.

Mr. Hastings has an ownership interest in Fairweather Science, LLC (“Fairweather Science”), a company that provides specialized environmental support services to clients in Alaska’s natural resource industry.  In the three months ended June 30, 2019 and 2018, we did not record any expenses related to services provided by Fairweather Science.  In the six months ended June 30, 2019, we recorded expenses of $31 thousand related to services provided by Fairweather Science, LLC.  We did not record any expenses related to services provided by Fairweather Science in the six months ended June 30, 2018.  Mr. Hastings also has an ownership interest in Fairweather, LLC (“Fairweather”), a company that provides aviation weather observation services to remote regions in Alaska.  In each of the three months and six months ended June 30, 2019 and 2018, we did not record any expenses related to services provided by Fairweather.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Mr. Whiteley owns RVI.  In each of the three months ended June 30, 2019 and 2018, RVI billed us $0.1 million for legal and professional services.  In the six months ended June 30, 2019 and 2018, RVI billed us $0.3 million and $0.4 million, respectively, for legal and professional services.  These payments were determined to be a misappropriation of funds, and are included in misappropriation of funds on our unaudited condensed consolidated statements of operations.

A member of our operations management team owns Inupiate Resources LLC which provides us with certain specialty personnel.  In the three months ended June 30, 2019 and 2018, we incurred $0.1 million and $52 thousand, respectively, in expenses associated with contract labor.  In the six months ended June 30, 2019 and 2018, we incurred $0.3 million and $0.1 million, respectively, in expenses associated with contract labor.

Three members of our operations management team own Inupiate Resources Leasing LLC which provides us with certain equipment.  In the three months and six months ended June 30, 2019, we incurred $0.1 million and $0.2 million, respectively, in expenses associated with leased equipment.  We did not incur any expenses in the three months and six months ended June 30, 2018.

A member of our operations management team owns Summit Air Resources which provided us with certain salvage services.  We did not incur any expenses related to these services in each of the three months ended June 30, 2019 and 2018.  In the six months ended June 30, 2019 and 2018, we incurred $32 thousand and $34 thousand, respectively, related to these services.

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

NOTE 14.  SUBSEQUENT EVENTS

In November 2019, we financed the purchase of property and equipment pursuant to a secured promissory note in the amount of $10.0 million.  The note bears interest at a fixed rate equal to 7.0% per annum and matures on January 1, 2023.  We also amended our credit facility, senior loan facility and the indenture governing the 2023 Notes to permit the purchase pursuant to the note.

In November 2019, we consummated the sale of substantially all of our assets in Australia for up to $9.0 million (Australian), payable as follows:  (i) $6.0 million (Australian) paid in cash at closing, (ii) $0.6 million (Australian) payable no later than 30 business days after closing and (iii) earnout payments based on the utilization of certain of these assets following the closing in an amount up to $3.0 million (Australian). The earnout payments will be paid over a two–year period and capped at $1.5 million (Australian) in each such year. Subject to certain conditions, we will receive a minimum earnout payment equal to $750 thousand (Australian) in each such year. We also amended our credit facility and senior loan facility to permit the sale and to allow us to retain up to $6.0 million (Australian) of the net proceeds received from the sale, instead of using such net proceeds to repay amounts owed under our credit facility and senior loan facility.

In December 2019, we amended our credit facility to, among other things, (i) request and receive advances in the aggregate principal amount of $5.0 million (the “First Advance”); (ii) provide for the ability to request and receive additional advances in the aggregate principal amount of $5.0 million (the “Additional Advances”); and (iii) provide for the issuance of Series F warrants pursuant to a warrant agreement (the “Warrant Agreement”) exercisable for shares of our common stock.  We then borrowed the entire amount of the First Advance to be used for additional working capital.  Under the Warrant Agreement,

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

subject to certain conditions, we will issue up to approximately 2.0 million Series F warrants (the “First Advance Warrants”) and may issue additional Series F warrants representing up to 10% of the issued and outstanding shares of our common stock, on a fully diluted basis as of the date of the Additional Advances (or approximately 2.3 million shares of our common stock as of the closing date), upon the issuance of the Additional Advances.  Each Series F warrant entitles the holder thereof to purchase one share of our common stock at an initial exercise price of $.0001 per share.  We have issued approximately 0.9 million First Advance Warrants and, upon approval by our shareholders, will issue the remaining First Advance Warrants. Our credit facility requires us to use our best efforts to obtain shareholder approval for the issuance of the Series F warrants.

In January 2020, we and ASV sold certain seismic data and related assets for a purchase price payable as follows: (i) $14.5 million paid to us, on behalf of ASV and us, in cash on the closing date, (ii) $0.5 million paid to us in cash on the closing date, and (iii) earnout payments in an amount of up to $5.0 million to be paid to us, on behalf of ASV and us, based on the licensing fees related to the licensing of certain seismic data following the closing date in an amount in excess of $15.0 million of licensing fees. In connection with the sale, we and ASV also entered into an agreement (the “Sellers’ Agreement”) with respect to certain post–closing indemnification obligations. The Sellers’ Agreement also provides that we will receive all the proceeds paid or payable pursuant to the sale pursuant to clauses (i) and (iii) above, which proceeds will be credited by us towards outstanding amounts owed to us by ASV. We also amended our credit facility, senior loan facility and the indenture governing the 2023 Notes to permit the sale and transactions contemplated by the Sellers’ Agreement and to provide for the application of $14.5 million of the net proceeds received from the sale to reduce indebtedness under our credit facility.  Following the sale, the balance of our tax credits receivable, net has been reduced to $2.7 million.

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

We evaluated subsequent events for appropriate accounting and disclosure through the date these unaudited condensed consolidated financial statements were issued and determined that there were no material items that required recognition or disclosure in our unaudited condensed consolidated financial statements, except as described above.

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

RESTATEMENT OF PREVIOUSLY UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” gives effect to the restatement of our unaudited condensed consolidated financial statements as more fully described in Note 2 in “Item 1. Financial Statements” and “Item 4. Controls and Procedures”, both contained herein.

OVERVIEW

We are an international oilfield services company offering a full range of vertically–integrated seismic data acquisition, data processing and interpretation, and logistical support services throughout North America, South America, Asia Pacific, Africa and the Middle East to the oil and natural gas industry.  Our services include the acquisition of 2D, 3D, time–lapse 4D and multi–component seismic data on land, in transition zones between land and water, and offshore in depths reaching 3,000 meters.  In addition, we offer a full suite of data processing and interpretation services utilizing our proprietary, patent–protected software, and also provide in–house logistical support services, such as program design, planning and permitting, camp services and infrastructure, surveying, drilling, environmental assessment and reclamation and community relations.  We currently provide our services on a proprietary basis only to our customers and the seismic data acquired is owned by our customers, other than the multiclient seismic data library currently maintained by ASV of approximately 440 square kilometers in certain basins in Alaska, which is available for future sales or license.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

Net loss for the three months ended June 30, 2019 was $5.3 million compared with a net loss of $17.8 million for the three months ended June 30, 2018.  The significant factors in this change were an increase of $16.1 million in gross profit (loss) partially offset by (i) an increase of $2.5 million in selling, general and administrative (“SG&A”) expenses, (ii) a decrease of $1.8 million in other expense and (iii) an increase of $2.9 million in income taxes.

Revenue from services in the three months ended June 30, 2019 increased $72.7 million compared with the three months ended June 30, 2018.  In North America, revenue from services increased $24.1 million due to an increase in the number of projects performed in Alaska, as a result of a return to activity on the North Slope, and the increase in market share in the contiguous United States of America (the “Lower 48”), due to the purchase of certain assets from Geokinetics, Inc. in 2018.

Revenue from services in South America decreased $11.4 million due to a decrease in the amount of work performed in Colombia as a result of a fewer number of active customers.  Revenue from services in Asia Pacific increased $60.0 million primarily due to a land project in Australia and marine projects in India and Dubai.

Gross profit (loss) for the three months ended June 30, 2019 increased $16.1 million compared with the three months ended June 30, 2018. Gross profit (loss) as a percentage of revenues was 12.3% for the three months ended June 30, 2019 compared with (30.3)% for the three months ended June 30, 2018.  The positive impact on gross profit (loss) can be attributed to more favorable pricing when taking into account the fixed costs involved in our projects.

SG&A expenses for the three months ended June 30, 2019 increased $2.5 million compared with the three months ended June 30, 2018 primarily due to $1.5 million of costs related to the SEC investigation and an overall increase in SG&A expenses from increases in revenue from services and activity.

As disclosed elsewhere in this Form 10–Q, our former Chief Financial Officer and General Counsel misappropriated funds.  For more information, see Note 2 contained herein.

Other expense, net for the three months ended June 30, 2019 decreased $1.8 million compared with the three months ended June 30, 2018 primarily due to a $2.4 million change in foreign currency gain (loss) partially offset by a $1.3 million increase in interest expense.  The $2.4 million change in foreign currency gain (loss) relates to increases in foreign currency gains in Brazil, Canada and Colombia.  Of the $1.3 million increase in interest expense, $1.5 million related to increased interest expense from the 2023 Notes partially offset by $0.4 million of decreased interest expense from the extension of our senior loan facility in February 2019.

Income taxes for the three months ended June 30, 2019 increased $2.9 million compared with the three months ended June 30, 2018 primarily due to fluctuations in earnings among the various jurisdictions in which we operate, offset by increases in valuation allowances and increases in foreign tax rate differentials.

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

Net loss for the six months ended June 30, 2019 was $1.5 million compared with a net loss of $18.2 million for the six months ended June 30, 2018.  The significant factors in this change were an increase of $27.5 million in gross profit partially offset by increases of $6.1 million in SG&A expenses and $6.6 million in income taxes.

Revenue from services in the six months ended June 30, 2019 increased $128.6 million compared with the six months ended June 30, 2018.  In North America, revenue from services increased $57.0 million due to an increase in the number of projects performed in Alaska, as a result of a return to activity on the North Slope, and the increase in market share in the Lower 48 due to the purchase of certain assets from Geokinetics, Inc. in 2018.

Revenue from services in South America decreased $20.8 million due to a decrease in the amount of work performed in Colombia.  Activity in Colombia continued to decrease due to a fewer number of active customers.  Revenue from services in Asia Pacific increased $92.5 million primarily due to a land project in Australia and marine projects in India and Dubai.

Gross profit for the six months ended June 30, 2019 increased $28.5 million compared with the six months ended June 30, 2018.  Gross profit as a percentage of revenues was 17.5% for the six months ended June 30, 2019 compared with 6.6% for the six months ended June 30, 2018.  The positive impact on gross profit can be attributed to more favorable pricing when taking into account the fixed costs involved in our projects.

SG&A expenses for the six months ended June 30, 2019 increased $6.1 million compared with the six months ended June 30, 2018 primarily due to $1.7 million of costs related to the SEC investigation and an overall increase in SG&A expenses from increases in revenue from services and activity.

As disclosed elsewhere in this Form 10–Q, our former Chief Financial Officer and General Counsel misappropriated funds.  For more information, see Note 2 contained herein.

Other expense, net for the six months ended June 30, 2019 decreased $1.7 million compared with the six months ended June 30, 2018 primarily due to a $2.7 million increase in foreign currency gain (loss) partially offset by a $1.6 million increase in interest expense.  The $2.7 million change in foreign currency gain (loss) relates to increases in foreign currency gains in Brazil and Canada.  Of the $1.6 million increase in interest expense, $3.0 million related to increased interest expense from the 2023 Notes partially offset by $1.4 million of decreased interest expense from the extension of our senior loan facility in February 2019 and the decrease in long–term debt outstanding from the debt exchange in January 2018.

Income taxes for the six months ended June 30, 2019 increased $6.6 million compared with the six months ended June 30, 2018 primarily due to fluctuations in earnings among the various jurisdictions in which we operate, offset by increases in valuation allowances and increases in foreign tax rate differentials.

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

As of June 30, 2019, we had working capital of $21.1 million compared with $4.8 million as of December 31, 2018. The increase in working capital was related to a $40.0 million increase in accounts receivable, net, and an $18.4 million increase in cash and cash equivalents partially offset by higher accounts payable and accrued liabilities which are attributable to our increased revenue from services.

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

Over time, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities.  We currently estimate that our capital expenditures for 2019 will not exceed $3.0 million, of which we have spent $0.6 million through June 30, 2019.  This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs but will not allow us to purchase any new technology or upgrade existing capital assets.

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

Long–term Debt

As of June 30, 2019, we have $118.0 million in aggregate principal amount of long–term debt outstanding.  For additional information about our long–term debt, please see “Part I.  Financial Information – Item 1. Financial Statements” contained herein.

Cash Flows

Cash flows provided by (used in) type of activity were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
		(Restated)
Operating activities	$10,794	$(10,563)
Investing activities	76	(510)
Financing activities	7,472	12,118

Operating Activities

Cash flows from operating activities provided (used) $10.8 million and $(10.6) million in the six months ended June 30, 2019 and 2018, respectively. The significant factor in the change was a favorable change in working capital as a result of increased revenue from services.

Investing Activities

During the six months ended June 30, 2019, cash flows provided by investing activities consisted of $0.6 million for the purchase of property and equipment offset by $0.7 million from the sale of excess property and equipment.  During the six months ended June 30, 2018, cash flows used in investing activities consisted of $0.7 million for the purchase of property and equipment offset by proceeds of $0.2 million from the sale of excess property and equipment.

Financing Activities

During the six months ended June 30, 2019, cash flows provided by financing activities consisted of $9.7 million of long–term debt borrowings offset by $1.5 million of distributions to our noncontrolling interest, $0.4 million of long–term debt and finance lease repayments and $0.4 million for the purchase of treasury stock.  During the six months ended June 30, 2018, cash flows provided by financing activities consisted of $15.0 million of long–term debt borrowings offset by $1.0 million of long–term debt repayments, $1.7 million of stock issuance costs and $0.2 million of treasury stock purchases.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2019. Disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock during the three month period ended June 30, 2019:

Period	Total number of shares (or units) purchased (1)	Average price paid per share of unit	Total number of shares (or units) purchased as part of publicly ammounced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2019 - April 30, 2019	96,333	$3.80	—	—
May 1, 2019 - May 31, 2019	—	—	—	—
June 1, 2019 - June 30, 2019	—	—	—	—
Total	96,333	$3.80	—	—

(1)	All shares repurchased were surrendered by employees to pay taxes withheld upon the vesting of RSUs.

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

3.6	Second Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

3.7	Amendment No. 1 to Second Amended and Restated By-Laws (incorporated by reference from Exhibit 3.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 8, 2018)

10.1

Form of 2018 LTIP Restricted Stock Unit Notice and Agreement (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on April 4, 2019)

10.2

Form of True–Up MIP Award Restricted Stock Unit Notice and Agreement (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on April 4, 2019)

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