Form 10-Q
period 2019-09-30
SAExploration Holdings, Inc.
filed 2020-02-07
CIK 1514732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2019

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

EXPLANATORY NOTE

SAExploration Holdings, Inc. (together with its subsidiaries, “we,” “our” or “us”) has filed an amendment to our Annual Report on Form 10–K for the year ended December 31, 2018 (the “Form 10–K/A”), to amend and restate our consolidated financial statements and related footnote disclosures as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017 (including the unaudited quarterly periods within 2018 and 2017).  The Form 10–K/A also includes under “Item 6. Selected Financial Data” restated selected consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and restated selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014. Accordingly, this Form 10–Q for the quarterly period ended September 30, 2019 (this “Form 10–Q”) contains our restated unaudited condensed consolidated financial statements and related disclosures as of December 31, 2018 and for the three–month and nine–month periods ended September 30, 2018.  These unaudited condensed consolidated financial statements include our accounts and those of our subsidiaries that are wholly–owned, controlled by us or a variable interest entity (“VIE”).

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

For a description of the effect of the restatement as of December 31, 2018 and for the three–month and nine–month periods ended September 30, 2018, see “Note 2. Restatement of Previously Reported Unaudited Condensed Consolidated Financial Statements” to our consolidated financial statements in “Item 1.  Financial Statements” contained herein.  In connection with the restatement of our consolidated financial statements in the Form 10–K/A, management determined that material weaknesses exist in our internal control over financial reporting and that our disclosure controls and procedures were ineffective during the Non–Reliance Periods.  For a description of the material weaknesses identified by management and management’s implemented and planned remediations for those material weaknesses, please see “Item 4. Controls and Procedures” contained herein.

(i)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAExploration Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares)

(Unaudited)

	September 30, 2019	December 31, 2018
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$13,378	$7,579
Restricted cash	257	271
Accounts receivable, net	27,140	26,463
Deferred costs on contracts	5,360	3,746
Prepaid expenses and other current assets	4,102	2,843
Total current assets	50,237	40,902

Property and equipment, net of accumulated depreciation and amortization of $89,372 and $81,904, respectively	27,881	35,334
Multiclient seismic data library, net	3,684	4,733
Operating lease right-of-use assets	6,976	—
Goodwill	1,736	1,687
Intangible assets, net of accumulated amortization of $1,157 and $932, respectively	3,828	4,066
Tax credits receivable, net	12,104	13,198
Deferred income taxes	56	2,160
Other assets	270	267
Total assets	$106,772	$102,347

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$10,691	$10,103
Accrued liabilities	7,724	10,498
Income and other taxes payable	2,600	3,331
Operating lease liabilities	3,056	—
Current portion of long-term debt and finance leases	582	7,837
Deferred revenue	5,432	4,357
Total current liabilities	30,085	36,126

Long-term debt and finance leases	103,358	83,205
Other long-term liabilities	4,318	380

Commitments and contingencies

Stockholders' deficit:
Common stock, 4,299,670 and 3,100,496 shares outstanding, respectively	—	—
Additional paid-in capital	235,583	232,661
Accumulated deficit	(266,453)	(249,349)
Accumulated other comprehensive loss	(2,435)	(3,035)
Treasury stock, at cost, 208,009 and 111,245 shares, respectively	(2,232)	(1,866)
SAExploration stockholders’ deficit	(35,537)	(21,589)
Noncontrolling interest	4,548	4,225
Total stockholders’ deficit	(30,989)	(17,364)
Total liabilities and stockholders’ deficit	$106,772	$102,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		(Restated)		(Restated)
Revenue from services	$23,274	$15,003	$205,866	$69,009
Cost of services	17,075	16,193	162,122	61,908
Depreciation and amortization	2,930	2,951	9,405	7,667
Gross profit (loss)	3,269	(4,141)	34,339	(566)

Operating expenses:
Selling, general and administrative expenses	13,698	14,576	33,806	28,628
Misappropriation of funds	55	265	328	626
Total operating expenses	13,753	14,841	34,134	29,254

Operating (loss) income	(10,484)	(18,982)	205	(29,820)

Other (expense) income, net:
Interest expense, net	(3,714)	(4,738)	(10,843)	(10,225)
Foreign exchange loss, net	(1,351)	(331)	(851)	(2,510)
Other income, net	1,875	1,372	2,788	1,609
Total other expense, net	(3,190)	(3,697)	(8,906)	(11,126)

Loss before income taxes	(13,674)	(22,679)	(8,701)	(40,946)

Income taxes	(689)	(48)	5,830	(83)

Net loss	(12,985)	(22,631)	(14,531)	(40,863)

Less: net income attributable to noncontrolling interest	—	10	2,573	904

Net loss attributable to SAExploration	$(12,985)	$(22,641)	$(17,104)	$(41,767)

Loss per common share (basic and diluted)	$(1.64)	$(8.41)	$(2.19)	$(45.34)

Weighted average common shares outstanding (basic and diluted)	7,930	3,384	7,818	2,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		(Restated)		(Restated)
Net loss	$(12,985)	$(22,631)	$(14,531)	$(40,863)
Other comprehensive (loss) income:
Foreign currency translation adjustment	990	192	600	2,005
Comprehensive loss	(11,995)	(22,439)	(13,931)	(38,858)
Less: comprehensive income attributable to noncontrolling interest	—	10	2,573	904
Comprehensive loss attributable to SAExploration	$(11,995)	$(22,449)	$(16,504)	$(39,762)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands)

(Unaudited)

Three Months Ended September 30, 2019

	Common Stock	Additional Paid-In Capital	Accumulated Deficit (Restated)	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit (Restated)	Noncontrolling Interest	Total Stockholders’ Deficit (Restated)
Balances at June 30, 2019	$—	$235,638	$(253,468)	$(3,425)	$(2,232)	$(23,487)	$5,298	$(18,189)
Net (loss) income	—	—	(12,985)	—	—	(12,985)	—	(12,985)
Other comprehensive income	—	—	—	990	—	990	—	990
Equity-based compensation cost	—	(55)	—	—	—	(55)	—	(55)
Distributions to noncontrolling interest	—	—	—	—	—	—	(750)	(750)
Balances at September 30, 2019	$—	$235,583	$(266,453)	$(2,435)	$(2,232)	$(35,537)	$4,548	$(30,989)

Three Months Ended September 30, 2018

	Common Stock	Additional Paid-In Capital	Accumulated Deficit (Restated)	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit (Restated)	Noncontrolling Interest	Total Stockholders’ Deficit (Restated)
Balances at June 30, 2018	$—	$177,023	$(208,010)	$(3,269)	$(288)	$(34,544)	$5,464	$(29,080)
Net (loss) income	—	—	(22,641)	—	—	(22,641)	10	(22,631)
Other comprehensive income	—	—	—	192	—	192	—	192
Equity-based compensation cost	—	6,473	—	—	—	6,473	—	6,473
Purchase of treasury stock	—	—	—	—	(1,578)	(1,578)	—	(1,578)
Accretion of discount on Series A preferred stock	—	(5,336)	—	—	—	(5,336)	—	(5,336)
Dividend on Series A preferred stock	—	(495)	—	—	—	(495)	—	(495)
Conversion of Series A preferred stock	—	(15,427)	—	—	—	(15,427)	—	(15,427)
Common stock and Series E warrants issued in conversion of Series A preferred stock	—	54,045	—	—	—	54,045	—	54,045
Conversion option related to 6% convertible notes due 2023, net of allocated costs	—	15,361	—	—	—	15,361	—	15,361
Distribution to noncontrolling interest	—	—	—	—	—	—	(500)	(500)
Balances at September 30, 2018	$—	$231,644	$(230,651)	$(3,077)	$(1,866)	$(3,950)	$4,974	$1,024

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (continued)

(In thousands)

(Unaudited)

Nine Months Ended September 30, 2019

	Common Stock	Additional Paid-In Capital	Accumulated Deficit (Restated)	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit (Restated)	Noncontrolling Interest	Total Stockholders’ Deficit (Restated)
Balances at December 31, 2018	$—	$232,661	$(249,349)	$(3,035)	$(1,866)	$(21,589)	$4,225	$(17,364)
Net (loss) income	—	—	(17,104)	—	—	(17,104)	2,573	(14,531)
Other comprehensive income	—	—	—	600	—	600	—	600
Issuance of common stock	—	578	—	—	—	578	—	578
Purchase of treasury stock	—	—	—	—	(366)	(366)	—	(366)
Equity-based compensation cost	—	2,344	—	—	—	2,344	—	2,344
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,250)	(2,250)
Balances at September 30, 2019	$—	$235,583	$(266,453)	$(2,435)	$(2,232)	$(35,537)	$4,548	$(30,989)

Nine Months Ended September 30, 2018

	Common Stock	Additional Paid-In Capital	Accumulated Deficit (Restated)	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit (Restated)	Noncontrolling Interest	Total Stockholders’ Deficit (Restated)
Balances at December 31, 2017	$—	$133,742	$(189,178)	$(5,082)	$(113)	$(60,631)	$4,570	$(56,061)
Adoption of ASU 2016-16	—	—	294	—	—	294	—	294
Net (loss) income	—	—	(41,767)	—	—	(41,767)	904	(40,863)
Other comprehensive income	—	—	—	2,005	—	2,005	—	2,005
Equity-based compensation cost	—	9,114	—	—	—	9,114	—	9,114
Purchase of treasury stock	—	—	—	—	(1,753)	(1,753)	—	(1,753)
Common stock issued in debt exchange	—	472	—	—	—	472	—	472
Discount on Series A preferred stock issued in debt exchange	—	61,971	—	—	—	61,971	—	61,971
Accretion of discount on Series A preferred stock	—	(61,971)	—	—	—	(61,971)	—	(61,971)
Accretion of Series A preferred stock to redemption value	—	21,376	—	—	—	21,376	—	21,376
Dividend on Series A preferred stock	—	(1,614)	—	—	—	(1,614)	—	(1,614)
Conversion of Series A preferred stock	—	(15,427)	—	—	—	(15,427)	—	(15,427)
Common stock and Series E warrants issued in conversion of Series A preferred stock	—	54,045	—	—	—	54,045	—	54,045
Series B preferred stock issued in debt exchange	—	10,791	—	—	—	10,791	—	10,791
Discount on Series B preferred stock issued in debt exchange	—	(10,791)	—	—	—	(10,791)	—	(10,791)
Accretion of discount on Series B preferred stock	—	10,791	—	—	—	10,791	—	10,791
Conversion of Series B preferred stock	—	(22,981)	—	—	—	(22,981)	—	(22,981)
Common stock and Series D warrants issued in conversion of Series B preferred stock	—	22,981	—	—	—	22,981	—	22,981
Series C warrants issued in debt exchange	—	4,810	—	—	—	4,810	—	4,810
Stock issuance costs	—	(1,026)	—	—	—	(1,026)	—	(1,026)
Conversion option related to 6% convertible notes due 2023, net of allocated costs	—	15,361	—	—	—	15,361	—	15,361
Distribution to noncontrolling interest	—	—	—	—	—	—	(500)	(500)
Balances at September 30, 2018	$—	$231,644	$(230,651)	$(3,077)	$(1,866)	$(3,950)	$4,974	$1,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
		(Restated)
Cash flows from operating activities:
Net loss	$(14,531)	$(40,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,886	7,960
Tax credits used to offset production taxes	1,094	—
Reserve for potential tax credits monetization	—	1,700
Reserve for doubtful accounts	1,619	135
Equity-based compensation cost	2,344	9,114
Gain on disposal of property and equipment	(648)	(335)
Amortization of loan issuance costs and debt discounts	2,835	4,115
Gain on debt extinguishment	—	(53)
Unrealized loss on foreign currency transactions	610	2,420
Deferred taxes	2,023	148
Changes in operating assets and liabilities	(6,607)	(6,920)
Net cash used in operating activities	(1,375)	(22,579)

Cash flows from investing activities:
Asset purchase	—	(21,749)
Purchase of property and equipment	(1,158)	(1,044)
Proceeds from sale of property and equipment	696	677
Net cash used in investing activities	(462)	(22,116)

Cash flows from financing activities:
Long-term debt and finance lease repayments	(7,604)	(56,271)
Long-term debt borrowings	17,666	123,411
Debt issuance costs	—	(1,602)
Proceeds from issuance of common stock	100	—
Stock issuance costs	—	(1,712)
Purchase of treasury stock	(366)	(1,753)
Distribution to noncontrolling interest	(2,250)	(500)
Net cash provided by financing activities	7,546	61,573

Effect of exchange rate changes on cash, cash equivalents and restricted cash	76	(219)
Net change in cash, cash equivalents and restricted cash	5,785	16,659
Cash, cash equivalents and restricted cash at the beginning of year	7,850	3,734
Cash, cash equivalents and restricted cash at the end of period	$13,635	$20,393

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

New Accounting Standards to be Adopted

No new accounting pronouncements issued or effective during the nine months ended September 30, 2019 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

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

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Effects of the Restatement

As a result of the determination that ASV is a VIE, in which we have a controlling financial interest and are the primary beneficiary, we are consolidating ASV for all periods beginning in 2015. The consolidation of ASV as of December 31, 2018 resulted in a reduction of stockholders’ equity of approximately $34.0 million due to the consolidation and elimination of inter-company transactions.  The assets of ASV consist of a seismic data library in Alaska for which we provided the seismic data acquisition services, tax credits received from the State of Alaska under the rebatable oil and gas production tax credit regime and cash on hand.  The tax credits were recorded as a reduction in the value of the seismic data library as a reimbursement of the costs incurred to acquire the data library.  ASV has no significant liabilities other than its payable to us for the seismic data acquisition services and has approximately $5.9 million in capital contributions as described above.  As of September 30, 2019, considering the approximately $34.0 million reduction in stockholders equity discussed above, the consolidation of ASV resulted in a decrease in stockholders’ equity of approximately $1.1 million.

We have reclassified certain items in our consolidated statement of operations as loss from a misappropriation of funds disclosed above, of which approximately $55 thousand, $328 thousand, $265 thousand and $626 thousand, respectively, are related to the misappropriation of funds by Mr. Whiteley in the three and nine months ended September 30, 3019 and 2018, respectively.

In addition, we are restating our consolidated financial statements to correct for unrelated material accounting errors in prior periods, including the following:

Three Months Ended September 30, 2018

•

We identified an error related to the recording of deferred taxes in our Colombia and Bolivia subsidiaries.  Based upon our internal review of the decision to record a 100% valuation allowance in 2018 related to these subsidiaries, we determined that the factors leading to the full valuation allowance of the deferred tax assets were present in previous periods and were not appropriately considered.  As of result of this error, we have decreased income tax expense by approximately $1.4 million in the three months ended September 30, 2018.

•

We failed to record royalty income related to our acquisition of certain assets of Geokinetics, Inc.  We acquired a royalty agreement relating to a multiclient seismic data library, which was sold by Geokinetics to a third party prior to our acquisition of the Geokinetics assets.  The royalty agreement provided for a royalty of 20% of future sales of the multiclient seismic data library for a three-year period, not to exceed $5.0 million in royalty income.  To correct this error, we have recorded royalty income related to this agreement of approximately $1.3 million in the quarter ended September 30, 2018. The royalty income is included in accounts receivable and other income in the accompanying financial statements, which resulted in an increase to our current assets and a decrease to our net loss.

Nine Months Ended September 30, 2018

•

In the nine months ended September 30, 2018, we recorded an allowance for doubtful accounts of approximately $19.0 million against our accounts receivable related to ASV.  The receivable was eliminated upon consolidation of ASV and the allowance for doubtful accounts was reversed.

•

We also corrected a prior error related to Delaware Franchise Taxes as part of the restatement.  In the first quarter of 2018, we settled a multiyear audit with the State of Delaware.  As part of the restatement, we have properly recorded the franchise expense in the proper periods resulting in a decrease to selling, general and administrative expense by $547 thousand.

•

We failed to record royalty income related to our acquisition of certain assets of Geokinetics, Inc. We acquired a royalty agreement relating to a multiclient seismic data library, which was sold by Geokinetics. to a third party prior to our acquisition of the Geokinetics assets.  The royalty agreement provided for a royalty of 20% of future sales of the multiclient seismic data library for a three-year period, not to exceed $5.0 million in royalty income.  To correct this error, we have recorded royalty income related to this agreement of approximately $1.4 million in the nine months ended September 30, 2018.  The royalty income is included in accounts receivable and other income in the accompanying financial statements, which resulted in an increase to our current assets and a decrease to our net loss.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

In connection with the restatement of our condensed consolidated financial statements in this Form 10–Q, management determined that material weaknesses exist in our internal control over financial reporting and that our disclosure controls and procedures were ineffective during the Non–Reliance Periods and as of September 30, 2019. For a description of the material weaknesses identified by management and management’s implemented and planned remediations for those material weaknesses, please see “Item 4. Controls and Procedures” of this Form 10-Q.

The tables below summarize the effects of the restatement on our (i) unaudited condensed consolidated balance sheet at December 31, 2018; (ii) unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2018; and (iii) unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2018.  A summary of the effect of the restatement on the unaudited condensed consolidated statements of changes to stockholders’ deficit for the nine months ended September 30, 2018 and the unaudited condensed consolidated statement of comprehensive income (loss) for the three months and nine months ended September 30, 2018 are not presented because the impact to accumulated deficit and comprehensive income (loss) are reflected below in the unaudited condensed consolidated balance sheet summaries and unaudited condensed consolidated statements of operations summaries.

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

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Summary of Restatement – Unaudited Condensed Consolidated Statements of Operations

The effects of the restatement on our unaudited condensed consolidated statements of operations are as follows:

	Three Months Ended September 30, 2018
	Previously Reported	Adjustments	Restated
Revenue from services	$15,003	$—	$15,003
Cost of services	16,085	108	16,193
Depreciation and amortization	2,951	—	2,951
Gross loss	(4,033)	(108)	(4,141)

Operating expenses:
Selling, general and administrative expenses	14,858	(282)	14,576
Misappropriation of funds	—	265	265
Total operating expenses	14,858	(17)	14,841

Operating loss	(18,891)	(91)	(18,982)

Other (expense) income, net:
Interest expense, net	(4,738)	—	(4,738)
Foreign exchange loss, net	(331)	—	(331)
Other income, net	27	1,345	1,372
Total other expense, net	(5,042)	1,345	(3,697)

Loss before income taxes	(23,933)	1,254	(22,679)

Income taxes	1,364	(1,412)	(48)

Net loss	(25,297)	2,666	(22,631)

Less: net income attributable to noncontrolling interest	10	—	10

Net loss attributable to SAExploration	$(25,307)	$2,666	$(22,641)

Loss per common share (basic and diluted)	$(27.80)	$19.39	$(8.41)

Weighted average common shares outstanding (basic and diluted)	1,120	2,264	3,384

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Nine Months Ended September 30, 2018
	Previously Reported	Adjustments	Restated
Revenue from services	$69,009	$—	$69,009
Cost of services	61,800	108	61,908
Depreciation and amortization	7,667	—	7,667
Gross loss	(458)	(108)	(566)

Operating expenses:
Selling, general and administrative expenses	46,998	(18,370)	28,628
Misappropriation of funds	—	626	626
Total operating expenses	46,998	(17,744)	29,254

Operating loss	(47,456)	17,636	(29,820)

Other (expense) income, net:
Interest expense, net	(10,225)	—	(10,225)
Foreign exchange loss, net	(2,510)	—	(2,510)
Other income, net	181	1,428	1,609
Total other expense, net	(12,554)	1,428	(11,126)

Loss before income taxes	(60,010)	19,064	(40,946)

Income taxes	107	(190)	(83)

Net loss	(60,117)	19,254	(40,863)

Less: net income attributable to noncontrolling interest	904	—	904

Net loss attributable to SAExploration	$(61,021)	$19,254	$(41,767)

Loss per common share (basic and diluted)	$(141.82)	$96.48	$(45.34)

Weighted average common shares outstanding (basic and diluted)	804	1,286	2,090

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Summary of Restatement – Unaudited Condensed Consolidated Statement of Cash Flows

The effects of the restatement on our unaudited condensed consolidated statement of cash flows are as follows:

	Nine Months Ended September 30, 2018
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(60,117)	$19,254	$(40,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,960	—	7,960
Reserve for potential tax credits monetization	—	1,700	1,700
Reserve for doubtful accounts	19,120	(18,985)	135
Equity-based compensation cost	9,114	—	9,114
Gain on disposal of property and equipment	(315)	(20)	(335)
Amortization of loan issuance costs and debt discounts	4,115	—	4,115
Gain on debt extinguishment	(53)	—	(53)
Unrealized (gain) loss on foreign currency transactions	2,420	—	2,420
Deferred taxes	—	148	148
Changes in operating assets and liabilities	(4,308)	(2,612)	(6,920)
Net cash used in operating activities	(22,064)	(515)	(22,579)

Cash flows from investing activities:
Asset purchase	(21,749)	—	(21,749)
Purchase of property and equipment	(1,044)	—	(1,044)
Proceeds from sale of property and equipment	657	20	677
Net cash used in investing activities	(22,136)	20	(22,116)

Cash flows from financing activities:
Long-term debt and finance lease repayments	(56,271)	—	(56,271)
Long-term debt borrowings	123,411	—	123,411
Debt issuance costs	(1,602)	—	(1,602)
Stock issuance costs	(2,179)	467	(1,712)
Purchase of treasury stock	(1,753)	—	(1,753)
Distribution to noncontrolling interest	(500)	—	(500)
Net cash provided by financing activities	61,106	467	61,573

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(219)	—	(219)
Net change in cash, cash equivalents and restricted cash	16,687	(28)	16,659
Cash, cash equivalents and restricted cash at the beginning of year	3,654	80	3,734
Cash, cash equivalents and restricted cash at the end of period	$20,341	$52	$20,393

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 3.  LONG–TERM DEBT AND FINANCE LEASES

Long–term debt and finance leases consisted of the following:

	September 30, 2019	December 31, 2018
		(Restated)
Credit facility:
Principal outstanding	$30,000	$12,334
Unamortized debt issuance costs	(89)	(125)
Carrying amount	29,911	12,209

Senior loan facility:
Principal outstanding	29,000	29,000
Unamortized debt issuance costs	(1,538)	(2,448)
Carrying amount	27,462	26,552

6% senior secured convertible notes due 2023:
Principal outstanding	60,000	60,000
Unamortized debt discount and debt issuance costs	(14,015)	(15,906)
Carrying amount	45,985	44,094

10% senior notes due 2019:
Principal outstanding	—	6,957
Unamortized debt issuance costs	—	(4)
Carrying amount	—	6,953

Finance leases	582	1,234

Total debt	103,940	91,042
Current portion of long-term debt and finance leases	(582)	(7,837)
Total long-term debt and finance leases	$103,358	$83,205

In March 2019, the maturity date of our senior loan facility was extended to January 4, 2021.

In the three months and nine months ended September 30, 2019, we recorded interest expense of $1.6 million and $4.6 million, respectively, related to the 6% senior secured convertible notes due 2023 (the “2023 Notes”), of which $0.9 million and $2.7 million, respectively, related to contractual interest expense.

In September 2019, we repaid in full our 10% Senior Notes due 2019 (the “Senior Notes”) and borrowed the remaining $8.0 million of available borrowing capacity under our credit facility.

The credit agreements and indentures for our credit facility, senior loan facility, 2023 Notes and  Senior Notes contain certain representations, warranties, covenants and other terms and conditions which are customary for agreements of these types. As previously disclosed, as a result of certain circumstances giving rise to, or occurring as a result of, the restatement, as of September 30, 2019, certain events of default had occurred under these agreements.  We repaid in full the Senior Notes at maturity in September 2019.  In September 2019, we entered into forbearance agreements with respect to our credit facility, senior loan facility and 2023 Notes, whereby the holders of the indebtedness thereunder agreed to refrain from exercising their rights and remedies with respect to events of default that have occurred and other potential defaults or events of default that may occur as further specified in the forbearance agreements until 5:00 p.m. (New York City time) on the earlier of (i) November 30, 2019 and (ii) the date the forbearance agreements otherwise terminated in accordance with their terms.  The November 30, 2019 deadline was ultimately extended to February 7, 2020.  On February 7, 2020, we entered into amendments and waivers to our credit facility, senior loan facility and the indenture governing the 2023 Notes to, among other things, waive existing events

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

of default thereunder and amend certain covenants requiring us to deliver financial statements, reports, projections and other items thereunder.

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

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

The balances for the operating and finance leases where we are the lessee are presented on our unaudited condensed consolidated balance sheet as follows:

	Classification on Unaudited Condensed Consolidated Balance Sheet	September 30, 2019
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$6,976
Finance lease assets	Property and equipment, net	545
Total lease assets		$7,521

Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$3,056
Finance lease liabilities	Current portion of long-term debt and finance leases	582
Long-term - Operating lease liabilities	Other long-term liabilities	4,018
Total lease liabilities		$7,656

The components of lease expense on our unaudited condensed consolidated statement of operations are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease expense:
Operating lease expense (1)	$1,294	$3,958

Finance lease expense:
Amortization of leased assets	$221	$664
Interest on lease liabilities	24	93
Total finance lease expense	$245	$757

Total lease expense	$1,539	$4,715

(1)	Includes short–term leases and variable lease costs, both of which are immaterial.

As of September 30, 2019, our operating leases and finance leases have weighted average remaining lease terms of 3.8 years and 0.6 years, respectively, and both our operating leases and finance leases have a weighted average discount rate of 13.0%.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental cash flows information related to leases where we are the lessee is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,010	$2,583
Operating cash flows from finance leases	24	93
Financing cash flows from finance leases	224	652

Operating right-of-use assets obtained in exchange for new operating lease liabilities	$—	$162

As of September 30, 2019, the maturities of the liabilities related to our operating leases and finance leases are as follows:

	Operating Leases	Finance Leases
Six months ended December 31, 2019	$1,168	$248
2020	3,480	361
2021	1,209	—
2022	871	—
2023	701	—
Thereafter	479	—
Total minimum lease payments	7,908	609
Less: interest	834	27
Present value of lease liabilities	7,074	582
Less: current lease liabilities	3,056	582
Long-term lease liabilities	$4,018	$—

NOTE 6.  STOCKHOLDERS' EQUITY

As of September 30, 2019, we are authorized to issue 40.0 million shares of common stock with a par value of $0.0001 per share.

The following table presents the changes in the number of shares outstanding:

2019
Shares issued:
Balance as of January 1	3,211
Issue of shares on exercises of Series C warrants	51
Issue of shares on exercises of Series D warrants	33
Issue of shares on exercises of Series E warrants	662
Issue of shares on vesting of restricted stock units	278
Issue of shares as consideration for services	243
Issue of shares in private placement	30
Balance as of September 30	4,508

Shares held as treasury stock:
Balance as of January 1	111
Purchase of treasury stock	97
Balance as of September 30	208

Shares outstanding as of September 30	4,300

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In the nine months ended September 30, 2019, 1.0 million, 0.7 million and 13.2 million of our Series C warrants, Series D warrants and Series E warrants, respectively, were exercised.  As of September 30, 2019, 6.9 million, 11.1 million and 54.6 million of our Series C warrants, Series D warrants and Series E warrants, respectively, are outstanding.

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

NOTE 7.  REVENUE FROM SERVICES

Deferred Costs on Contracts

In some instances, we incur third party costs that directly relate to the contract to fulfill the contract obligations.  These fulfillment costs are capitalized and amortized consistent with how the related revenue is recognized.  Changes in our deferred costs on contracts are as follows for the nine months ended September 30:

	2019	2018
		(Restated)
Balance at beginning of year	$3,746	$1,780
Fulfillment costs incurred	10,561	5,487
Amortization of fulfillment costs	(8,947)	(6,819)
Balance at end of period	$5,360	$448

Deferred Revenue

Typically, our mobilization services are paid by the customer at the beginning of the contract while the revenue is recognized as control transfers to the customer, which can result in deferred revenue. Normally all other revenue is billed as work progresses, which generally will not result in significant deferred revenue except in those cases where a large mobilization is required for the contract. Changes in our deferred revenue are as follows for the nine months ended September 30:

	2019	2018
		(Restated)
Balance at beginning of year	$4,357	$1,477
Cash received, excluding amounts recognized as revenue from services	13,674	3,566
Amounts recognized as revenue from services	(12,599)	(3,000)
Balance at end of period	$5,432	$2,043

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Disaggregated Revenue

The following table disaggregates our revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		(Restated)		(Restated)
North America	$20,481	$12,857	$109,910	$45,296
South America	2,160	1,224	2,911	22,791
Asia Pacific (1)	633	922	93,045	922
Total	$23,274	$15,003	$205,866	$69,009

(1)	Includes $0.3 million and $90.8 million related to our marine operations in the three months and nine months ended September 30, 2019, respectively.

Remaining Performance Obligations

As of September 30, 2019, we had $123.8 million of remaining performance obligations.  We expect to recognize revenue of approximately 59% of these performance obligations in 2019 and the remaining approximately 41% in 2020.

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

We recognized equity–based compensation costs of $(0.1) million and $6.5 million in the three months ended September 30, 2019 and 2018 and $2.3 million and $9.1 million in the nine months ended September 30, 2019 and 2018, respectively.  Included in these costs for the three months and nine months ended September 30, 2019 is $(0.8) million related to the forfeiture of equity–based compensation.  These costs are included in “Selling, general and administrative expenses” on our unaudited condensed consolidated statements of operations.

As of September 30, 2019, we had $3.4 million of unrecognized equity–based compensation cost, which is expected to be recognized over a weighted average period of 1.3 years.

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

Our effective tax rates were 4.9% and 0.2% for the three months ended September 30, 2019 and 2018, respectively, and (65.3)% and 0.2% for the nine months ended September 30, 2019 and 2018, respectively. The changes in our effective tax rates and the primary reason why these effective tax rates differ from the applicable federal statutory rates are the fluctuations in earnings among the various jurisdictions in which we operate, increases in valuation allowances and foreign tax rate differentials.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 10.  LOSS PER COMMON SHARE

The computation of basic and diluted loss per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		(Restated)		(Restated)
Loss per common share (basic and diluted):
Net loss attributable to SAExploration	$(12,985)	$(22,641)	$(17,104)	$(41,767)
Amortization of discounts on Series A and Series B preferred stock	—	(5,336)	—	(72,762)
Accretion of Series A preferred stock to redemption value	—	—	—	21,376
Dividends on Series A preferred stock	—	(495)	—	(1,614)
Net loss available to common stockholders	$(12,985)	$(28,472)	$(17,104)	$(94,767)

Weighted average common shares outstanding (basic and diluted)	7,930	3,384	7,818	2,090

Loss per common share (basic and diluted)	$(1.64)	$(8.41)	$(2.19)	$(45.34)

Anti-dilutive securities excluded from diluted loss per common share (1)	11,026	10,709	11,026	10,709

(1)	Includes warrants and unvested equity–based compensation.

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

As of September 30, 2019, the estimated fair value and carrying value of our 2023 Notes was $47.2 million and $46.0 million, respectively.  As of December 31, 2018, the estimated aggregate fair values and aggregate carrying values of our 2023 Notes and Senior Notes was $50.7 million $51.0 million, respectively.

As our 2023 Notes are not actively traded, the fair value determination of the 2023 Notes is categorized as Level 3 as the valuation was based on valuation techniques when observable market data is not available.  The fair value determination of our Senior Notes was categorized as Level 2 as this valuation used dealer quoted prices in active markets obtained from independent third–party sources.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 12.  OTHER SUPPLEMENTAL INFORMATION

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are recorded in our unaudited condensed consolidated balance sheet as follows:

	September 30, 2019	December 31, 2018
		(Restated)
Cash and cash equivalents	$13,378	$7,579
Restricted cash	257	271
Total cash, cash equivalents and restricted cash	$13,635	$7,850

Our restricted cash served as collateral for labor claims, office rental and cash in another country restricted by exchange control regulations.

Accounts Receivable, net

Total accounts receivable, net is comprised of the following:

	September 30, 2019	December 31, 2018
		(Restated)
Trade receivables	$25,116	$23,330
Other receivables	3,958	3,681
Total accounts receivable	29,074	27,011
Less: allowance for doubtful accounts	(1,934)	(548)
Total accounts receivable, net	$27,140	$26,463

Accrued Liabilities

Accrued liabilities are comprised of the following:

	September 30, 2019	December 31, 2018
		(Restated)
Accrued payroll liabilities	$2,751	$3,622
Accrued interest	163	306
Other accrued liabilities	4,810	6,570
Total accrued liabilities	$7,724	$10,498

Other accrued liabilities primarily consist of accruals for project related expenses.

Supplemental Cash Flows Information

Supplemental cash flows information is as follows:

	Nine Months Ended September 30,
	2019	2018
Cash paid for interest	$8,115	$6,961
Cash paid for income taxes	266	2,124

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Noncash Transactions

Supplemental noncash transactions are as follows:

	As of September 30,
	2019	2018
Common stock and preferred stock issued to retire long-term debt	$—	$73,234
Costs for additions to property and equipment in accounts payable	—	26
Accrual for stock issued for services	478	—

NOTE 13.  RELATED PARTY TRANSACTIONS

Mr. Hastings, our former Chief Executive Officer, Mr. Whiteley, our former Chief Financial Officer and General Counsel, and our former Vice President Finance were owners in Speculative Seismic Investments, LLC (“SSI”), which was a lender under our senior loan facility in the principal amount of $0.6 million. In February 2019, SSI assigned its entire principal amount to another unaffiliated lender in a private transaction.  As of September 30, 2019, SSI is no longer a lender under our senior loan facility.

As of September 30, 2019, Mr. Hastings is a lender under our credit facility in the principal amount of $0.5 million and a holder of our 2023 Notes in the principal amount of $1.0 million.

Mr. Hastings has an ownership interest in Fairweather Science, LLC (“Fairweather Science”), a company that provides specialized environmental support services to clients in Alaska’s natural resource industry.  In the three months ended September 30, 2018, we recorded $17 thousand of expenses related to services provided by Fairweather Science.  We did not record any expenses related to services provided by Fairweather Science in the three months ended September 30, 2019.  In the nine months ended September 30, 2019 and 2018, we recorded expenses of $31 thousand and $17 thousand, respectively, related to services provided by Fairweather Science.

Mr. Hastings also has an ownership interest in Fairweather, LLC (“Fairweather”), a company that provides aviation weather observation services to remote regions in Alaska.  In each of the three months and nine months ended September 30, 2019 and 2018, we did not record any expenses related to services provided by Fairweather.

Mr. Whiteley owns RVI.  In the three months ended September 30, 2019 and 2018, RVI billed us $55 thousand and $0.3 million for legal and professional services.  In the nine months ended September 30, 2019 and 2018, RVI billed us $0.3 million and $0.6 million, respectively, for legal and professional services.  These payments were determined to be a misappropriation of funds, and are included in misappropriation of funds on our unaudited condensed consolidated statements of operations.

A member of our operations management team owns Inupiate Resources LLC which provides us with certain specialty personnel.  In the three months ended September 30, 2019 and 2018, we incurred $3 thousand and $10 thousand, respectively, in expenses associated with contract labor.  In the nine months ended September 30, 2019 and 2018, we incurred $0.3 million and $0.1 million, respectively, in expenses associated with contract labor.

Three members of our operations management team own Inupiate Resources Leasing LLC which provides us with certain equipment.  In the three months and nine months ended September 30, 2019, we incurred $18 thousand and $0.2 million, respectively, in expenses associated with leased equipment.  We did not incur any expenses in the three months and nine months ended September 30, 2018.

A member of our operations management team owns Summit Air Resources which provided us with certain salvage services.  We did not incur any expenses related to these services in each of the three months ended September 30, 2019 and 2018.  In the nine months ended September 30, 2019 and 2018, we incurred $32 thousand and $34 thousand, respectively, related to these services.

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

NOTE 14.  SUBSEQUENT EVENTS

In November 2019, we financed the purchase of property and equipment pursuant to a secured promissory note in the amount of $10.0 million.  The note bears interest at a fixed rate equal to 7.0% per annum and matures on January 1, 2023.  We also amended our credit facility, senior loan facility and indenture governing our 2023 Notes to permit the purchase pursuant to the note.

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

In December 2019, we amended our credit facility to, among other things, (i) request and receive advances in the aggregate principal amount of $5.0 million (the “First Advance”); (ii) provide for the ability to request and receive additional advances in the aggregate principal amount of $5.0 million (the “Additional Advances”); and (iii) provide for the issuance of Series F warrants pursuant to a warrant agreement (the “Warrant Agreement”) exercisable for shares of our common stock.  We then borrowed the entire amount of the First Advance to be used for additional working capital.  Under the Warrant Agreement, subject to certain conditions, we will issue up to approximately 2.0 million Series F warrants (the “First Advance Warrants”) and may issue additional Series F warrants representing up to 10% of the issued and outstanding shares of our common stock, on a fully diluted basis as of the date of the Additional Advances (or approximately 2.3 million shares of our common stock as of the closing date), upon the issuance of the Additional Advances.  Each Series F warrant entitles the holder thereof to purchase one share of our common stock at an initial exercise price of $0.0001 per share.  We have issued approximately 0.9 million First Advance Warrants and, upon approval by our shareholders, will issue the remaining First Advance Warrants.  Our credit facility requires us to use our best efforts to obtain shareholder approval for the issuance of the Series F warrants.

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

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018

Net loss for the three months ended September 30, 2019 was $13.0 million compared with a net loss of $22.6 million for the three months ended September 30, 2018.  The significant factors in this change were an increase of $7.4 million in gross profit (loss) and a decrease of $0.8 million in selling, general and administrative (“SG&A”) expenses.

Revenue from services in the three months ended September 30, 2019 increased $8.3 million compared with the three months ended September 30, 2018.  In North America, revenue from services increased $7.6 million due to an increase in market share in the contiguous United States (the “Lower 48”) due to the purchase of certain assets from Geokinetics, Inc. in 2018.

Revenue from services in South America increased $0.9 million due to a project in Bolivia offset by a decrease in the amount of work performed in Colombia as a result of a fewer number of active customers.  Revenue from services in Asia Pacific decreased $0.2 million primarily due to finishing a marine job in India offset by a land project in Australia.

Gross profit (loss) for the three months ended September 30, 2019 increased $7.4 million compared with the three months ended September 30, 2018. Gross profit (loss) as a percentage of revenues was 14.0% for the three months ended September 30, 2019 compared with (27.6)% for the three months ended September 30, 2018.  The positive impact on gross profit (loss) can be attributed to more favorable pricing when taking into account the fixed costs involved in our projects.

SG&A expenses for the three months ended September 30, 2019 decreased $0.8 million compared with the three months ended September 30, 2018 primarily due to a decrease of $6.6 million of equity–based compensation costs offset by an increase of $5.2 million of costs related to the SEC investigation and an increase of $0.7 million in reserve for doubtful accounts.

As disclosed elsewhere in this Form 10–Q, our former Chief Financial Officer and General Counsel misappropriated funds.  For more information, see Note 2 contained herein.

Other expense, net for the three months ended September 30, 2019 decreased $0.5 million compared with the three months ended September 30, 2018 primarily due to a $1.0 million decrease in interest expense and an increase of $0.5 million in other income offset by a $1.0 million increase in foreign currency loss.  Of the $1.0 million decrease in interest expense, $1.5 million related to decreased interest expense from the extension of our senior loan facility in February 2019 partially offset by $0.4 million of increased interest expense from the 2023 Notes.  The $1.0 million increase in foreign currency loss relates to increases in foreign currency losses in Brazil, Canada and Colombia.

Income taxes for the three months ended September 30, 2019 decreased $0.6 million compared with the three months ended September 30, 2018 primarily due to fluctuations in earnings among the various jurisdictions in which we operate, offset by increases in valuation allowances and increases in foreign tax rate differentials.

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September, 2018

Net loss for the nine months ended September 30, 2019 was $14.5 million compared with a net loss of $40.9 million for the nine months ended September 30, 2018.  The significant factors in this change were an increase of $34.9 million in gross profit (loss) and a decrease of $2.2 million in other expense, net partially offset by increases of $5.2 million in SG&A expenses and $5.9 million in income taxes.

Revenue from services in the nine months ended September 30, 2019 increased $136.9 million compared with the nine months ended September 30, 2018.  In North America, revenue from services increased $64.6 million due to an increase in the number of projects performed in Alaska, as a result of a return to activity on the North Slope, and the increase in market share in the Lower 48 due to the purchase of certain assets from Geokinetics, Inc. in 2018.

Revenue from services in South America decreased $19.9 million due to a decrease in the amount of work performed in Colombia offset by an increase in the number of active projects in Mexico and Bolivia.  Activity in Colombia continued to decrease due to a fewer number of active customers.  Revenue from services in Asia Pacific increased $92.1 million primarily due to projects in India, Australia and Dubai.

Gross profit (loss) for the nine months ended September 30, 2019 increased $34.9 million compared with the nine months ended September 30, 2018.  Gross profit (loss) as a percentage of revenues was 16.7% for the nine months ended September 30, 2019 compared with (0.8)% for the nine months ended September 30, 2018.  The positive impact on gross profit can be attributed to more favorable pricing when taking into account the fixed costs involved in our projects.

SG&A expenses for the nine months ended September 30, 2019 increased $5.2 million compared with the nine months ended September 30, 2018 primarily due to (i) $6.9 million of costs related to the SEC investigation, (ii) $1.6 million of reserve for doubtful accounts and (iii) an overall increase in SG&A expenses from increases in revenue from services and activity partially offset by a decrease of $5.9 million in equity–based compensation costs.

As disclosed elsewhere in this Form 10–Q, our former Chief Financial Officer and General Counsel misappropriated funds.  For more information, see Note 2 contained herein.

Other expense, net for the nine months ended September 30, 2019 decreased $2.2 million compared with the nine months ended September 30, 2018 primarily due to a decrease of $1.7 million in foreign currency loss and a $1.2 million increase in other income partially offset by a $0.6 million increase in interest expense.  The $1.7 million decrease in foreign currency loss relates to decreases in foreign currency losses in Brazil and Canada.  Of the $0.6 million increase in interest expense, $2.1 million related to increased interest expense from the 2023 Notes partially offset by $1.5 million of decreased interest expense from the extension of our senior loan facility in February 2019 and the decrease in long–term debt outstanding from the debt exchange in January 2018.

Income taxes for the nine months ended September 30, 2019 increased $5.9 million compared with the nine months ended September 30, 2018 primarily due to fluctuations in earnings among the various jurisdictions in which we operate, offset by increases in valuation allowances and increases in foreign tax rate differentials.

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

As of September 30, 2019, we had working capital of $20.2 million compared with $4.8 million as of December 31, 2018. The increase in working capital was related to a $5.8 million increase in cash and cash equivalents and decreases in accrued liabilities and current portion of long–term debt and finance leases.

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

Over time, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities.  We currently estimate that our capital expenditures for 2019 will not exceed $3.0 million, of which we have spent $1.2 million through September 30, 2019.  This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs but will not allow us to purchase any new technology or upgrade existing capital assets.

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

Cash Flows

Cash flows provided by (used in) type of activity were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
		(Restated)
Operating activities	$(1,375)	$(22,579)
Investing activities	(462)	(22,116)
Financing activities	7,546	61,573

Operating Activities

Cash flows from operating activities used $1.4 million and $22.6 million in the nine months ended September 30, 2019 and 2018, respectively. The significant factor in the change was a favorable change in working capital as a result of increased revenue from services.

Investing Activities

During the nine months ended September 30, 2019, cash flows used in investing activities consisted of $1.2 million for the purchase of property and equipment offset by $0.7 million from the sale of excess property and equipment.  During the nine months ended September 30, 2018, cash flows used in investing activities consisted of $21.7 million for the purchase of assets and $1.0 million for the purchase of property and equipment offset by proceeds of $0.7 million from the sale of excess property and equipment.

Financing Activities

During the nine months ended September 30, 2019, cash flows provided by financing activities consisted of $17.7 million of long–term debt borrowings offset by $7.6 million of long–term debt and finance lease repayments, $2.3 million of distributions to our noncontrolling interest and $0.4 million for the purchase of treasury stock.  During the nine months ended September 30, 2018, cash flows provided by financing activities consisted of $123.4 million of long–term debt borrowings offset by $56.3 million of long–term debt repayments, $1.6 million of debt issuance costs, $1.7 million of stock issuance costs and $1.8 million of treasury stock purchases.

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

As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2019. Disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.  OTHER EVENTS

On February 7, 2020, we entered into amendments and waivers to our credit facility, senior loan facility and the indenture governing the 2023 Notes to, among other things, waive existing events of default thereunder and amend certain covenants requiring us to deliver financial statements, reports, projections and other items thereunder.  The foregoing description of the amendments and waivers to our credit facility, senior loan facility and the indenture governing the 2023 Notes are summaries only and is qualified in its entirety by reference to the complete text of (i) the amendment to our credit facility, attached as Exhibit 10.28 hereto, (ii) the amendment to our senior loan facility, attached as Exhibit 10.29 hereto, and (iii) the third supplemental indenture, attached as Exhibit 10.30 hereto, each incorporated by reference into this Form 10–Q.

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

4.1

Warrant Agreement, dated as of December 11, 2019, by and between SAExploration Holdings, Inc., a Delaware corporation, and Continental Stock Transfer & Trust Company, a New York corporation (incorporated by reference from Exhibit 4.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on December 12, 2019)

4.2

Warrant Agreement Amendment, dated as of January 13, 2020 between SAExploration Holdings, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference from Exhibit 10.7 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020).

10.1

Engagement Letter, dated as of August 15, 2019, between SAExploration Holdings, Inc. and Ham, Langston & Brezina, LLP (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 16, 2019)

10.2

Second Amendment to the Amended and Restated Executive Employment Agreement, dated as of August 15, 2019, between SAExploration Holdings, Inc. and Jeffrey Hastings (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 16, 2019)

10.3

Executive Employment Agreement, dated as of August 19, 2019, between Michael Faust and SAExploration Holdings, Inc. (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 22, 2019)

10.4

Forbearance Agreement, dated as of September 23, 2019, among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 23, 2019)

10.5

Forbearance Agreement, dated as of September 23, 2019, among SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 23, 2019)

10.6

Forbearance Agreement, dated as of September 23, 2019, among SAExploration Holdings, Inc. and the holders party thereto (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 23, 2019)

10.7

Subsequent Advance Commitment Request and Amendment No. 2 to Third Amended and Restated Credit and Security Agreement, dated as of September 23, 2019, among SAExploration, Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto and Cantor Fitzgerald Securities (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 25, 2019)

10.8

Secured Promissory Note made by SAExploration, Inc. to GTC, Inc., dated as of November 18, 2019 (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 19, 2019)

10.9

Purchase Money Security Agreement, dated as of November 18, 2019, between SAExploration, Inc. and GTC, Inc. (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 19, 2019)

10.10

Amendment No. 3 to Third Amended and Restated Credit Agreement and Security Agreement, dated as of November 18, 2019, among SAExploration, Inc. SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 19, 2019)

10.11

Amendment No. 8 to the Term Loan and Security Agreement, dated as of November 18, 2019 among SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 19, 2019)

10.12

First Supplemental Indenture, dated as of November 18, 2019, among SAExploration Holdings, Inc., the guarantors party thereto, Wilmington Savings Fund, FSB, as trustee and collateral trustee, and the holders party thereto (incorporated by reference from Exhibit 10.5 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 19, 2019)

10.13+

Asset sale agreement, dates as of November 22, 2019 among SAExploration (Australia) Pty Ltd., SAExploration Holdings, Inc. and Terrex Pty Ltd. (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 29, 2019)

10.14

Amendment No. 4 to Third Amended and Restated Credit Agreement and Security Agreement, dated as of November 22, 2019, among SAExploration, Inc. SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 29, 2019)

10.15

Amendment No. 9 to the Term Loan and Security Agreement, dated as of November 22, 2019 among SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 29, 2019)

10.16

Amendment No. 5 to Third Amended and Restated Credit Agreement and Security Agreement, dated as of December 11, 2019, by and among SAExploration, Inc., a Delaware corporation, as borrower, SAExploration Holdings, Inc., a Delaware corporation, the other guarantors parties thereto, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the Lenders (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on December 12, 2019)

10.17

Amendment No. 1 to Intercreditor Amendment, dated as of December 11, 2019, by and among Cantor Fitzgerald Securities, as agent, Delaware Trust Company, as administrative agent and collateral agent, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and the ABL Lenders, Term Lenders and holders of Convertible Notes party thereto (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on December 12, 2019)

10.18

Amendment No. 1 to Amended and Restated Intercreditor Agreement, dated as of December 11, 2019, by and among Cantor Fitzgerald Securities, as agent, Delaware Trust Company, as administrative agent and collateral agent, and the ABL Lenders and Term Lenders party thereto (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on December 12, 2019)

10.19

Amendment No. 1 to Forbearance Agreement, dated as of December  31, 2019, among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 2, 2020).

10.20

Amendment No. 1 to Forbearance Agreement, dated as of December 31, 2019, among SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 2, 2020).

10.21

Amendment No. 1 to Forbearance Agreement, dated as of December 31, 2019, among SAExploration Holdings, Inc. and the holders party thereto (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 2, 2020).

10.22+

Asset Purchase Agreement for the Aklaq and Kuukpik Surveys, dated as of January  10, 2020 among SAExploration, Inc., ALASKAN Seismic Ventures, LLC. and TGS-NOPEC Geophysical Company ASA (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020).

10.23+

Asset Purchase Agreement for the CRD Surveys, dated as of January 10, 2020 among SAExploration, Inc. and TGS-NOPEC Geophysical Company ASA (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020).

10.24

Sellers Side Letter Agreement, dated as of January 10, 2020, between SAE Exploration, Inc. and ALASKAN Seismic Ventures, LLC (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020).

10.25+

Amendment No. 6 to Third Amended and Restated Credit and Security Agreement, dated as of January 10, 2020 among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020).

10.26+

Amendment No. 10 to the Term Loan and Security Agreement, dated as of January 10, 2020 among SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.5 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020).

10.27+

Second Supplemental Indenture, dated as of January 10, 2020 among SAExploration Holdings, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and the holders party thereto (incorporated by reference from Exhibit 10.6 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020).

10.28*+

Amendment No. 7 to Third Amended and Restated Credit and Security Agreement and Waiver, dated as of February 7, 2020 among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto.

10.29*+

Amendment No. 11 to the Term Loan and Security Agreement and Waiver, dated as of February 7, 2020 among SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto.

10.30*

Third Supplemental Indenture, dated as of February 7, 2020 among SAExploration Holdings, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and the holders party thereto.

31.1*	Rule 13a–14(a) Certification of Chief Executive Officer

31.2*	Rule 13a–14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101*	Interactive Data Files

*	Filed herewith

**	Furnished herewith

+

Certain schedules (or similar attachments) have been omitted pursuant to Item 601 (a)(5) of Regulation S–K.  A copy of any omitted schedule (or similar attachment) will be furnished to the SEC upon request.

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