Form 10-K
period 2019-12-31
SAExploration Holdings, Inc.
filed 2020-04-14
CIK 1514732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non–affiliates was approximately $7.5 million.

As of April 6, 2020, the registrant has 4,436,292 shares of common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10–K contains “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21F of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based our forward–looking statements on our current expectations and estimates of future events and trends, which affect or may affect our business and operations.  Although we believe that these forward–looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us.  Many important factors, in addition to the risk factors identified in Item 1A in this Annual Report on Form 10–K, may have a material adverse effect on our results as indicated in the following forward–looking statements.  You should read this Annual Report on Form 10–K and the documents that we have filed as exhibits hereto completely and with the understanding that our actual results may be materially different from what we expect.

Our forward–looking statements may be influenced by the following factors, among others:

•	our ability to identify, evaluate and complete any strategic alternative with respect to our capital structure;
•	the impact of the announcement of our review of strategic alternatives on our business, including our financial and operating results, or our employees, suppliers and customers;
•	substantial doubt about our ability to continue as a going concern as of December 31, 2019;
•	the impact of the COVID–19 coronavirus pandemic on our business, financial condition and results of operations;
•	fluctuations in the levels of exploration and development activity in the oil and natural gas industry;
•	delays, reductions or cancellations of project awards and our ability to realize revenue projected in our backlog;
•

continuing events of default outstanding under our debt instruments, including the risk that the holders of the debt take action to accelerate the maturity date of the applicable debt and exercise their other respective rights and remedies, such as foreclosure, among other things;

•	risks arising from the holders of our debt taking other actions against us, including by seeking a bankruptcy filing;
•	the potential need for us to seek bankruptcy protection;
•	the impact of the restatement of our previously issued consolidated financial statements;
•	the identified material weaknesses in our internal control over financial reporting and our ability to remediate those material weaknesses;
•

the outcome of the investigations by the Securities and Exchange Commission (the “SEC”), the Department of Justice (the “DOJ”) and the Alaska Department of Revenue (the “DOR”), with respect to the circumstances giving rise to the restatement of our previously issued consolidated financial statements, which could include sanctions or other actions against us and our officers and directors, civil lawsuits, and penalties;

•	the outcome of our internal investigation of the circumstances giving rise to the restatement of our previously issued consolidated financial statements;
•

developments with respect to the Alaskan oil and natural gas tax credit system that continue to affect our ability to timely monetize tax credits, including litigation over the constitutionality of the legislation allowing Alaska to sell bonds to purchase tax credit certificates and Alaska budget constraints driven primarily by oil prices;

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
•

the time and expense required for us to respond to the SEC, DOJ and DOR investigations and for us to complete our internal investigation, which expenses have been and are likely to continue to be material and are likely to have a material adverse impact on our cash balance, cash flow and liquidity.

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

PART I

ITEM 1. BUSINESS

Overview

SAExploration Holdings, Inc. (together with its subsidiaries, “we”, “our” or “us”) is a publicly held Delaware corporation formed in 2011.  Our common stock is traded on the NASDAQ Capital Market under the symbol “SAEX.”  Our business activities are primarily conducted through wholly–owned subsidiaries, branch offices and variable interest entities (“VIEs”) in North America, South America, Asia Pacific and West Africa.

We are a full–service global provider of seismic data acquisition, logistical support and processing services to our customers in the oil and natural gas industry.  In addition to the acquisition of 2D, 3D, time–lapse 4D and multi–component seismic data on land, in transition zones between land and water, and offshore in depths reaching 3,000 meters, we offer a full–suite of logistical support and data processing and interpretation services utilizing our proprietary, patent–protected software.  We operate crews around the world that are currently supported by over 160,000 owned land channels of seismic data acquisition equipment and other leased equipment as needed to complete particular projects.  Seismic data is used by our customers, including major integrated oil companies, national oil companies and independent oil and gas exploration and production companies, to identify and analyze drilling prospects and maximize successful drilling.  While the results of the seismic surveys we conduct generally belong to our customers and are proprietary in nature, Alaskan Seismic Ventures, LLC (“ASV”) currently maintains a multiclient seismic data library of approximately 440 square kilometers in certain basins in Alaska which is available for future sale or license.

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

As of December 31, 2019, we had approximately $203.1 million of backlog under contract, in addition to approximately $348.6 million of bids outstanding.  Of the $203.1 million of backlog under contract, we expect $127.1 million to be completed in 2020.  Our backlog estimates represent those projects for which a customer has executed a contract or signed a binding letter of award.  Our backlog can vary significantly from time to time, particularly if the backlog is made up of multi–year contracts with some of our more significant customers.  Because of potential changes in the scope or schedule of our customers’ projects, and the possibility of early termination of customer contracts, we cannot predict with certainty when or if our backlog will be realized.  Material modifications, delays, payment defaults or cancellations on the underlying contracts (including those modifications, delays, defaults and cancellations relating to the COVID–19 coronavirus pandemic) could reduce the amount of backlog currently reported and, consequently, could inhibit the conversion of that backlog into revenues.  Due to the significant uncertainty in the outlook for oil and natural gas development as a result of the recent significant decline in oil prices since the beginning of 2020 due in part to failed OPEC negotiations and to concerns about the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil, certain of our scheduled and anticipated projects have recently been cancelled or delayed and there is no assurance as to when they may be reinitiated or awarded, if at all. We are unable to predict when market conditions may improve and worsening overall market conditions could result in reductions of backlog and bids outstanding, which will impact our financial performance.

In addition, since February 2020, we have been engaged in discussions with the holders of the indebtedness outstanding under our credit facility, senior loan facility and 6% Senior Secured Convertible Notes due 2023 (the “2023 Notes”) to extend the January 2021 maturity date of our senior loan facility. The COVID–19 coronavirus pandemic has delayed the determination by certain debt holders as to whether to extend the maturity date of our senior loan facility, as such debt holders require additional analysis and information to make that determination due to the circumstances related to the COVID–19 coronavirus pandemic.

Our management continues to: (i) discuss with our debt holders an extension of the maturity date of the senior loan facility and waivers of the events of default due to the inclusion of an explanatory paragraph raising substantial doubt about our ability to continue as a going concern in the report of our independent registered public accounting firm on our financial statements included in this Annual Report on Form 10–K; (ii) seek to obtain additional financing through the issuance of debt or equity securities; and (iii) manage operating costs by actively pursuing cost cutting measures to maximize liquidity consistent with current industry market expectations.  To assist us in managing our operating costs, our Board of Directors has reduced its cash compensation by 10%, effective beginning with the second quarter of 2020, until further notice.

As a result of the foregoing and other factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” we have initiated a process to analyze and evaluate various strategic alternatives to address our capital structure and to position us for future success. To assist us in analyzing and evaluating these alternatives, we have retained Imperial Capital, LLC as our financial advisor. We do not intend to disclose or comment on developments related to our review until such time as we have determined that further disclosure is necessary or appropriate. There can be no assurance that our analysis and evaluation will result in the identification or completion of any strategic alternative, or any assurance as to its outcome or timing.

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

In areas like South America and the Asia Pacific, logistical support needs to be in place to establish supply lines for remote jungle camps.  To ensure the quality of services delivered to these remote camps, we own supply and personnel river vessels to gain access to remote jungle areas.  We also have jungle camps and a series of fly camps that act as advance camps from the main project camp.  Each of these jungle base camps contains a full–service medical facility complete with doctors and nurses in the remote chance any potential injuries need to be stabilized for medical transport.  The camps are equipped with full meal kitchens held to high standards of cleanliness, sleeping and recreational quarters, power supply, communications links, air support, water purification systems, black water purification systems, offices, repair garages, fuel storage and many more support services.

Survey and Drilling.  In a typical seismic recording program, the first two stages of the program are survey/line clearing and drilling.  Once the permitting is completed, our survey/line clearing crews enter the project areas and begin establishing the source and receiver placements in accordance with the survey design agreed to by the customer.  The survey/line clearing crews lay out the line locations to be recorded and, if explosives are being used, identifies the sites for shot–hole placement.  The drilling crews create the holes for the explosive charges that produce the necessary acoustical impulse.

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

In the transition zone area where land and water come together, elements of both land data acquisition and offshore data acquisition are employed.  Transition zone seismic data acquisition is similar to ocean bottom nodal applications in that both hydrophones and geophones are lowered to the ocean floor.  However, due to the shallow water depths, only small vessels and manual labor can be used to deploy and retrieve the nodes.  Additionally, the source vessels and acoustic source arrays must be configured to run in shallow water.  In transition zone areas consisting of swamps and marshes, explosives and vibrators must be used as an acoustic source in addition to air guns.

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

Seismic Data Processing Services

We provide a full suite of onshore and offshore proprietary seismic data processing services.  Seismic data are processed to produce an accurate image of the earth’s subsurface using proprietary computer software and internally developed technologies.  Advanced signal processing of 2D, 3D, time–lapse 4D and multi–component seismic data acquired by us and other industry contractors, as well as reprocessing of previously acquired legacy data, provides our clients with detailed subsurface information essential to reducing risk in their E&P activities.

Multiclient Seismic Data Library

ASV currently maintains a multiclient seismic data library of approximately 440 square kilometers of certain basins in Alaska which is available for future sale or license.

Markets and Trends

North America

While the last several years have seen a decline in demand, the North American market has historically been a stable and sustainable market for 3D seismic data acquisition.  Use of 3D technology is the norm in the United States and Canada as international oil companies seek to maximize the efficiency of their reservoirs and reduce exploration risk.  Our operations in the North American market are consistent with our strategy to help increase our equipment utilization rates, while concurrently increasing margins, by balancing growth in North and South America, which have complementary operating seasons.  See “Update for 2020” below for a recent update on our markets and trends.

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

We have maintained operations in South America since 2006 while further growing our presence in Bolivia, Brazil, Colombia, and Peru.  Although the global oil and natural gas industry downturn significantly impacted exploration activity in South America, particularly during 2019 and 2018, Brazil is projected to show strong growth in the marine–based market.  While some improvements in the level of customer interest can be seen by an increase in inquiries and subsequent tenders, no assurance can be given that this will result in increased activity or that future decreases in activity will not occur again.  See “Update for 2020” below for a recent update on our markets and trends.

Asia Pacific

Exploration activities in Asia Pacific have declined recently with lower commodity prices but there is a steady demand for energy in the region.  We expect the Asia Pacific market to continue to be a predominantly marine–based market in the current commodity price environment.  This trend is expected to continue as long as customers remain hesitant to commit capital to large onshore projects that are more exploration driven.  See “Update for 2020” below for a recent update on our markets and trends.

West Africa

Historically, West Africa has presented numerous offshore marine opportunities.  More recently, offshore marine seismic activity has been increasing in certain West African countries.  These projects are more focused on production–enhancement initiatives than new exploration.  Despite the current macro–economic instability related to the oil and natural gas industry downturn, we expect overall offshore marine seismic activity to continue to improve in the near to medium–term future.  See “Update for 2020” below for a recent update on our markets and trends.

Update for 2020

Our project visibility has recently deteriorated due to the significant uncertainty in the outlook for oil and natural gas development as a result of the recent significant decline in oil prices since the beginning of 2020 due in part to failed OPEC negotiations and to concerns about the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil. We are unable to predict when market conditions may improve.

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

Contracts

We conduct our services under master service agreements with our customers that set forth certain obligations of our customers and us.  A supplemental agreement setting forth the terms of a specific project, which may be canceled by either party on short notice, is entered into for every project.  The supplemental agreements are either “turnkey” agreements that provide for a fixed fee to be paid to us for each unit of data acquired or processed, or “term” agreements that provide for a fixed hourly, daily or monthly fee during the term of the project.  While turnkey agreements generally mean more profit potential but involve more risks due to potential crew downtimes or operational delays, term agreements generally mean less profit potential but involve less risks due to improved protection from crew downtime or operational delays.

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

In 2019, we had three customers, Oil and Natural Gas Company Ltd., TGS–NOPEC Geophysical Company and BP Exploration (Alaska) Inc., that individually exceeded 10% of our consolidated revenue from services.  In 2018, we had three customers, TGS–NOPEC Geophysical Company, ConocoPhillips Alaska, Inc. and Hocol Petroleum Limited, that individually exceeded 10% of our consolidated revenue from services.

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

Employees

As of December 31, 2019, we had 981 employees, 385 of whom were located in the United States.  From time to time and on an as–needed basis, we supplement our regular workforce with individuals that we hire temporarily or as independent contractors in order to meet certain business needs.  Our U.S. employees are not represented by any collective bargaining agreement, and we believe that our employee relations are good.

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

ITEM 1A. RISK FACTORS

You should consider and read carefully all the risks and uncertainties described below, together with all the other information contained in this Annual Report on Form 10–K, including the consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10–K.  If any of the following risks actually occur, our business, business prospects, stock price, financial condition, results of operations or cash flows could be materially adversely affected.  The risks below are not the only ones facing our company.  Additional risks not currently known to us or that we currently deem immaterial may also have a material adverse effect on us.  This Annual Report on Form 10–K also contains forward–looking statements, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward–looking statements as a result of specific factors, including the risks described below.

Risks Relating to Our Business

We are analyzing and evaluating strategic alternatives to address our capital structure and there can be no assurance that we will be successful in identifying, undertaking or completing any strategic alternative, that any such strategic alternative will address our capital structure and not have a negative impact on our securityholders or that the process will not have an adverse impact on our business.

We have initiated a process to analyze and evaluate various strategic alternatives to address our capital structure and to position us for future success. The process of reviewing strategic alternatives may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives. No decision has been made with respect to any strategic alternative and we cannot assure you that we will be able to identify, undertake and complete any strategic alternative that will address our capital structure and not have a negative impact on our securityholders or provide any guidance on the timing of such action, if any.

Any potential strategic alternative would be dependent upon a number of factors that may be beyond our control. We do not intend to comment regarding the evaluation of strategic alternatives until such time as we have determined that further disclosure is necessary or appropriate. As a consequence, perceived uncertainties related to our future may result in the loss of potential business opportunities and may make it more difficult for us to attract and retain qualified personnel and business partners.

Although our consolidated financial statements have been prepared on a going concern basis, our management believes that our recurring losses, negative cash flows from operating activities, stockholders’ deficit and other factors, including the recent significant decline in oil prices since the beginning of 2020 due in part to failed OPEC negotiations and to concerns about the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil and our inability to negotiate an extension of the maturity date for our senior loan facility, have raised substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements for the year ended December 31, 2019 have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States. The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Thus, our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our recurring losses, negative cash flows from operating activities, stockholders’ deficit, need for additional financing and the uncertainties surrounding our ability to obtain such financing, raise substantial doubt about our ability to continue as a going concern. We anticipate negative cash flows from operating activities to continue for the foreseeable future due to, among other things, the significant uncertainty in the outlook for oil and natural gas development as a result of the recent significant decline in oil prices since the beginning of 2020 due in part to failed OPEC negotiations and to concerns about the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil. We were recently notified that contracts to acquire seismic data offshore West Africa, valued at approximately $42 million, were terminated by the operator presumably due to uncertainty on government restrictions on operations during the COVID–19 coronavirus pandemic. In addition, other scheduled and anticipated projects have been delayed and there is no assurance as to when they may resume, if at all. We are also unable to predict when industry market conditions may improve. Our senior loan facility matures in January 2021 and to date, we have been unable to negotiate an extension of the maturity date with our debt holders. If we are unable to extend or otherwise address the maturity date of the senior loan facility, we expect that we will be unable to repay the senior loan facility when due in January 2021.

Our management continues to: (i) discuss with our debt holders an extension of the maturity date of the senior loan facility and waivers of the events of default due to the inclusion of an explanatory paragraph raising substantial doubt about our ability to continue as a going concern in the report of our independent registered public accounting firm on our consolidated financial statements included in this Annual Report on Form 10–K; (ii) seek to obtain additional financing through the issuance of debt or equity securities; and (iii) manage operating costs by actively pursuing cost cutting measures to maximize liquidity consistent with current industry market expectations. There is no assurance that we will be successful in extending the maturity date of the senior loan facility or obtaining additional financing on satisfactory terms or at all. In addition, there is no assurance that any such financing, if obtained, will be adequate to meet our needs and support our working capital needs. Based on the uncertainty of achieving these goals and the significance of the factors described, there is substantial doubt as to our ability to continue as a going concern for a period of 12 months after the date our consolidated financial statements included in this Annual Report on Form 10–K are issued. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and the holders of our securities could lose all or part of their investment. Accordingly, our independent registered public accounting firm included an explanatory paragraph in their report accompanying our consolidated financial statements included in this Annual Report on Form 10–K.

The COVID–19 coronavirus pandemic has adversely affected our business, financial condition and results of operations.

The outbreak of the COVID–19 coronavirus, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity, including the global demand for oil and natural gas. A pandemic, including the COVID–19 coronavirus or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, customers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to restrictions that may be requested or mandated by governmental authorities, including quarantines of certain geographic areas, restrictions on travel and other restrictions that prohibit employees from going to work, both around the world as well as in certain jurisdictions in the United States. The continued spread of the COVID–19 coronavirus and the related mitigation measures may result in a significant decrease in business from our customers and/or cause our customers to be unable to meet existing payment or other obligations to us. For example, we were recently notified that contracts to acquire seismic data offshore West Africa, valued at approximately $42 million, were terminated by the operator presumably due to uncertainty on government restrictions on operations during the COVID-19 coronavirus pandemic. In addition, other scheduled and anticipated projects have been delayed and there is no assurance as to when they may resume, if at all. If the COVID–19 coronavirus continues to spread or the response to contain the COVID–19 coronavirus pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

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

Factors affecting the prices of oil and natural gas and our customers’ desire to explore, develop and produce include:

•	the level of supply and demand for oil and natural gas;
•	expectations about future prices for oil and natural gas;
•	the worldwide political, military and economic conditions;
•	the ability and willingness of the Organization of Petroleum Exporting Countries (“OPEC”) and non–OPEC countries, such as Russia, to set and maintain production levels and prices for oil;
•	the rate of discovery of new oil and natural gas reserves and the decline of existing oil and natural gas reserves;
•	the cost of exploring for, developing and producing oil and natural gas;
•	the ability of exploration and production companies to generate funds or otherwise obtain capital for exploration, development and production operations;
•	technological advances affecting energy exploration, production and consumption;
•

government policies, including environmental regulations and tax policies, regarding the exploration for, production and development of oil and natural gas reserves, the use of fossil fuels and alternative energy sources and climate change;

•	weather conditions, including large–scale weather events such as hurricanes that affect oil and natural gas operations over a wide area or affect prices; and
•	epidemics, pandemics or other major public health issues, such as the COVID–19 coronavirus pandemic.

The prolonged volatility and weakness in oil and natural gas prices has led many E&P companies to reduce their capital expenditures, which has resulted in diminished demand for our services and products and downward pressure on the prices we charge or the level of work we do for our customers.

The price of oil has fallen significantly since the beginning of 2020, due in part to failed OPEC negotiations and to concerns about the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil. We expect continued volatility in oil and natural gas prices, as well as in the level of exploration and development activities by our customers.  Any significant decline in exploration or production–related spending by our customers, whether due to a decrease in the prices for oil and natural gas or otherwise, would have a material adverse effect on our results of operations.  Additionally, increases in oil and natural gas prices may not increase demand for our products and services or otherwise have a positive effect on our results of operations or financial condition.

Our backlog can vary significantly from time to time.  Our backlog estimates are based on certain assumptions and are subject to unexpected adjustments and cancellations and thus may not be timely converted to revenues in any particular fiscal period, if at all, or be indicative of our actual operating results for any future period.

As of December 31, 2019, we had approximately $203.1 million of backlog under contract, in addition to approximately $348.6 million of bids outstanding.  Of the $203.1 million of backlog under contract, we expect $127.1 million to be completed in 2020. Our backlog estimates represent those projects for which a customer has executed a contract or signed a binding letter of award.  Our backlog can vary significantly from time to time, particularly if the backlog is made up of multi–year contracts with some of our more significant customers.  Backlog estimates are based on a number of assumptions and estimates including assumptions related to foreign exchange rates and proportionate performance of contracts.  The realization of our backlog estimates is further affected by our performance under term rate contracts, as the early or late completion of a project under term rate contracts will generally result in decreased or increased, as the case may be, revenues derived from those projects.  Contracts for services are also occasionally modified by mutual consent and often can be terminated for convenience by the customer.  Because of potential changes in the scope or schedule of our customers’ projects, and the possibility of early termination of customer contracts, we cannot predict with certainty when or if our backlog will be realized.  Material modifications, delays, payment defaults or cancellations on the underlying contracts

(including those modifications, delays, defaults and cancellations relating to the COVID–19 coronavirus pandemic) could reduce the amount of backlog currently reported and, consequently, could inhibit the conversion of that backlog into revenues. Due the significant uncertainty in the outlook for oil and gas development as a result of the recent significant decline in oil prices since the beginning of 2020 due in part to failed OPEC negotiations and to concerns about the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil, certain of our scheduled and anticipated projects have recently been cancelled or delayed and there is no assurance as to when they may be reinitiated or awarded, if at all. We are unable to predict when market conditions may improve and worsening overall market conditions could result in reductions of backlog and bids outstanding.

We are currently in default under our debt instruments and if our efforts to negotiate waivers of those defaults are unsuccessful, our debt holders may seek to accelerate the maturity date of the applicable debt and exercise their other respective rights and remedies, such as foreclosure, among other things.

The report of our independent registered public accounting firm on our consolidated financial statements included in this Annual Report on Form 10–K contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern, which results in events of default under our credit facility and our senior loan facility and a cross default under the indenture governing our 2023 Notes. As a result of such events of default, we are unable to borrow additional amounts under our credit facility without the requisite approval of the lenders under such credit facility. We have entered into forbearance agreements with respect to our credit facility, senior loan facility and 2023 Notes, whereby the holders of the indebtedness thereunder have agreed to refrain from exercising their rights and remedies with respect to these existing defaults and other events of default that have occurred and are continuing as further specified in the forbearance agreements until 5:00 p.m. (New York City time) on the earlier of (i) May 31, 2020 and (ii) the date the forbearance agreements otherwise terminate in accordance with their terms. If we are unable to obtain waivers of the events of default, our debt holders may take action to accelerate the maturity date of the applicable debt and exercise their other respective rights and remedies, such as foreclosure, among other things. In addition, our debt holders may force us into bankruptcy or we may be forced to seek bankruptcy protection to restructure our business and capital structure and may have to liquidate our assets and in a liquidation may receive less than the value at which those assets are carried on our financial statements. Such events could result in the holders of our securities losing all or part of their investment.

The restatement of our previously issued consolidated financial statements relating to each of the fiscal years ended December 31, 2015, 2016, 2017 and 2018, and our condensed consolidated financial statements for the quarters and year–to–date periods ended June 30, 2015 through March 31, 2019 (collectively, the “Non–Reliance Periods”) may lead to additional risks and uncertainties, including loss of investor and counterparty confidence and negative impacts on our stock price.

As discussed in the “Explanatory Note”, “Item 6. Selected Financial Data” and “Note 3. Restatement of Previously Reported Consolidated Financial Statements” and “Note 24. Quarterly Data” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of our amended Annual Report on Form 10–K/A for the year ended December 31, 2018 that was filed with the SEC on February 7, 2020, we restated our previously issued consolidated financial statements for the Non–Reliance Periods to correct accounting errors related to, among other items, our re–evaluation of our relationship with ASV and our determination that ASV is a related party VIE, that we had a controlling financial interest in ASV, and that we are the primary beneficiary of ASV, which, among other things, required us to consolidate the financial results of ASV.

In connection with this restatement of our previously issued consolidated financial statements, we have also identified material weaknesses in our internal control over financial reporting, and management has concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2019. For a description of the material weaknesses and our management’s implemented and planned remediations for those material weaknesses, please see “Item 9A. Controls and Procedures” contained herein.

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

As described in “Item 9A.  Controls and Procedures” contained herein, management has identified and evaluated the control deficiencies relating to revenue recognition, complex accounting and management estimates (including VIEs, earnings per share and income taxes), financial statement close and reporting, customer and vendor setup, approval and maintenance, related parties, segregation of duties, and information technology that gave rise to the accounting errors related to the financial results of ASV not being consolidated, and the control deficiencies relating to revenue recognition, earnings per share and income taxes that gave rise to additional unrelated material accounting errors, and has concluded that those deficiencies represent material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of those material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019.

We have developed and are in the process of implementing a remediation plan to address the material weaknesses; however, because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur undetected, and it is possible that additional material weaknesses in our internal control over financial reporting may be identified in the future. If our remediation efforts are insufficient or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, result in delays in meeting our reporting obligations, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

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

Oil and natural gas prices have continued to be volatile and have resulted in significant demand fluctuations for our services.  There can be no assurance of future oil and gas price levels or stability. The demand for our services will be adversely affected by a significant reduction in oil and natural gas prices and by climate change legislation or material changes to U.S. energy policy.  Because our business has high fixed costs, the negative effect of one or more of these factors could trigger wide variations in our revenues, operating results and cash flows.

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

Over time, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities, and we currently estimate that our capital expenditures for 2020 will not exceed $3.0 million.  This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs but will not allow us to purchase any new technology or upgrade existing capital assets.

We are in default under our credit facility, senior loan facility and 2023 Notes and, as a result, are unable to borrow additional amounts under our credit facility unless we obtain the requisite approval of the lenders under such credit facility.  We cannot assure you that the lenders under our credit facility will approve or make any additional borrowings to us under our credit facility.  As disclosed above, we have initiated a process to analyze and evaluate various strategic alternatives to address our capital structure. We cannot assure you that we will be able to identify, undertake and complete any strategic alternative that will address our capital structure and our anticipated working capital needs.

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

We face several risks regarding the monetization of tax credits under Alaska’s tax credits program.

As of December 31, 2019, we have a $12.1 million tax credits receivable, net of an allowance of $53.0 million, related to the tax credits earned by ASV.  Following our sale of seismic data and related assets in January 2020, the balance of this receivable has been reduced to $2.7 million, net of an allowance of $27.7 million.  We have classified this receivable as long–term because of the length of time we expect it will take to collect on it.

Falling oil prices have substantially reduced Alaska’s revenue from production taxes and other petroleum sources, resulting in appropriations to the oil and gas tax credit fund for purchase of tax credit certificates in the last several fiscal years at or below the amounts indicated by a statutory formula rather than amounts needed to pay for all the tax credit certificates in the queue for purchase.  The Alaska budgets that passed in 2019 for fiscal year 2020, which started July 1, 2019, and in 2020 for fiscal year 2021, which starts July 1, 2020, had no appropriation to the oil and gas tax credit fund, but did include appropriations of an estimated $700 million for purchases of tax credit certificates through the bond program described below.  According to statements made by DOR officials, that amount would be enough to pay for the outstanding tax credit certificates awaiting purchase by the State of Alaska.  However, given the legal challenge to the bond program described below and the time it will take DOR to make purchases once the legal challenge is resolved, we do not anticipate that any purchases through the bond program will happen in fiscal year 2020. The fiscal year 2021 budget did not include an appropriation for debt service for the bond program, which will need to be addressed before the program will move forward.

In June 2018, Alaska passed legislation allowing Alaska to issue bonds to finance the purchase of up to $1.0 billion in tax credit certificates.  If issued, Alaska will use the proceeds from the bonds to purchase tax credit certificates.  Seismic companies will basically have two options from which to pick on a program–by–program basis.  One option allows for the purchase of the tax credit certificates at a 10% discount rate based on the time Alaska would otherwise pay from the oil and gas tax credit fund under the statutory formula.  The second option allows for the purchase of the tax credit certificates at a discount rate as low as the true interest costs plus 1.5% (estimated to be approximately 5.1%) but only if the seismic data is made publicly available earlier than the ten year confidentiality period that would otherwise apply.  There are other options to obtain the lower discount rate, but those are less likely to be available to us as they require grant of an overriding royalty interest in an oil or gas property or a commitment to make capital investment in Alaska at or above the purchase amount within 24 months after purchase.

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

Many of our customers award business through a competitive bidding process, which results in greater competition and increased pricing pressure.  This competitive bidding process involves substantial costs and presents a number of risks, including the:

•	substantial cost and managerial time and effort that we spend to prepare bids and proposals;
•	need to accurately estimate the resources and costs that will be required to service any contracts we are awarded; and
•	opportunity cost of not bidding on and winning other contracts we may have otherwise pursued.

Even if we are awarded contracts, we may fail to accurately estimate the resources and costs required to fulfill a contract, or to resolve problems with our subcontractors or suppliers, which could negatively impact the profitability of any contract award to us, particularly in the case of turnkey contracts.  In addition, following the award of a contract, we have experienced and may continue to experience significant expense or delay, contract modification or contract rescission as a result of customer actions that are beyond our control.

We have a history of losses and may not achieve consistent profitability in the future.

We have incurred substantial losses in prior years.  In 2019 and 2018, we generated net losses of $22.6 million and $59.6 million, respectively.  Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for seismic data acquisition services by E&P companies.  Even if we do achieve profitability, we may not be able to maintain or increase our level of profitability.

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

•	terrorist attacks, including kidnappings of our personnel; and
•	epidemics, pandemics or other major public health issues, such as the COVID–19 coronavirus.

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

Our continued success depends upon the continued services of our senior executives and other key personnel.  As a result of the circumstances giving rise to the restatement of our previously issued consolidated financial statements, we have undergone a reorganization of our senior level management.  Additional reorganization or the loss of additional senior level executives or key personnel could disrupt our operations, which in turn could materially and adversely affect our business, results of operations and financial condition.  In addition, competition for senior executives and key personnel in our industry is intense, and we may be unable to retain our senior executives and key personnel or attract and retain new senior executives and key personnel in the future, in which case our business may be severely disrupted.

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

Significant amounts of money were invested in acquiring and processing seismic data for the multiclient seismic data library maintained by ASV. As a result, ASV is exposed to the following risks:

•

ASV may not fully recover the costs of acquiring and processing seismic data through future licensing of seismic data, as the amounts and timing of these data sales are unpredictable, can vary greatly from quarter to quarter and depend on a variety of factors, many of which are beyond ASV’s control;

•	the amortization of the costs of these surveys will affect our earnings and, when combined with the sporadic nature of sales, will result in increased earnings volatility;
•

regulatory and technological changes that affect companies’ ability to drill, either generally or in a specific location covered by the acquired seismic data, could materially adversely affect the value of the seismic data contained in the library maintained by ASV; and

•

the value of the seismic data could be significantly adversely affected if any material adverse change occurs in the general prospects for oil and gas exploration, development and production activities.

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

Because we are a smaller reporting company, to date our independent registered public accounting firm has not been required to issue an attestation report regarding our internal control over financial reporting in the annual reports on Form 10–K that we file with the SEC, and we have been subject to scaled disclosure requirements.  We will remain a smaller reporting company as long as of the end of our second fiscal quarter each year (i) the market value of our securities held by non–affiliates (“public float”) is below $250.0 million or (ii) we have annual revenues of less than $100.0 million and our public float is less than $700.0 million.  If we cease to be a smaller reporting company, our expenses will further increase, and additional time will be required of our management to comply with those additional requirements.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our financial obligations.

As of December 31, 2019, we have $134.0 million in aggregate principal amount of long–term debt (excluding finance leases) outstanding, of which $126.8 million in aggregate principal amount has been classified as current in our consolidated balance sheets due to events of default under our credit facility and our senior loan facility and a cross default under the indenture governing our 2023 Notes as described above.  Our high level of indebtedness could affect our operations in several ways, including the following:

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

We and our subsidiaries may be able to incur additional debt in the future, subject to certain limitations, including debt under our credit facility if we obtain the requisite approval of the lenders under such credit facility.  If new debt is added to our current debt levels, the related risks that we now face could increase.  Our level of indebtedness could, for instance, prevent us from engaging in transactions that might otherwise be beneficial to us or from making desirable capital expenditures.  This could put us at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations.  In addition, the incurrence of additional indebtedness could make it more difficult to satisfy our existing financial obligations.

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

If we are unable to comply with the restrictions and covenants in our debt agreements, additional events of default may occur under the terms of such agreements, which could result in an acceleration of repayment.

If we are unable to comply with the restrictions and covenants in our debt agreements, additional events of default may occur under the terms of those agreements.  Our ability to comply with these restrictions and covenants may be affected by circumstances beyond our control.  As a result, we cannot assure investors that we will be able to comply with these restrictions and covenants.  Without effective forbearance agreements, our debt holders may accelerate their respective loans and declare all amounts borrowed due and payable.  Our debt agreements contain, and certain other contracts to which we are a party may also contain, cross–acceleration or cross–default provisions that may result in the underlying debt being accelerated and becoming due and payable.

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

Prices of our common stock, like that of the securities of other energy companies, have been and may continue to be highly volatile.  Factors such as announcements concerning changes in prices of oil and natural gas, exploration and development activities, the availability of capital, our cash flow and liquidity situation and economic and other external factors, as well as quarterly or annual fluctuations in our financial results, may have a significant effect on the price of our common stock.

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

As of April 6, 2020, we had approximately 4.4 million shares of common stock outstanding; however, the total number of shares of our common stock issued and outstanding does not include approximately 5.7 million shares that may be issued upon the exercise of warrants (including warrants to be issued upon receipt of shareholder approval) or approximately 10.4 million shares issuable upon the conversion of our 2023 Notes.  The exercise of warrants and the conversion of our 2023 Notes could adversely affect the price of our common stock, will reduce the percentage of common stock held by our current stockholders and may cause our current stockholders to suffer significant dilution, which may adversely affect the market price of our common stock.

We are currently not in compliance with the NASDAQ Capital Market listing standards. If our common stock is delisted, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.

Our common stock is currently listed on the NASDAQ Capital Market (“NASDAQ”). Continued listing of a security on NASDAQ is conditioned upon compliance with various continued listing standards.  On February 11, 2020, we received a notice (the “Notice”) from NASDAQ stating we were not in compliance with the minimum stockholders’ equity requirement under NASDAQ Listing Rule 5550(b)(1) for continued listing because our stockholders’ equity, as reported in our amended Annual Report on Form 10–K/A for the year ended December 31, 2018 and in our Quarterly Report on Form 10–Q for the quarterly period ended September 30, 2019, was below the required minimum of $2.5 million.

The Notice has no immediate effect on our listing on the NASDAQ Capital Market. On February 25, 2020, we submitted a plan to regain compliance with the minimum stockholders’ equity requirement, and on March 10, 2020, we submitted requested follow–up information. If our plan to regain compliance is accepted, NASDAQ may grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance (the “Compliance Period”).

There can be no assurance that our plan will be accepted or that if it is, we will be able to regain compliance by the end of the Compliance Period.  If our plan to regain compliance is not accepted, or if it is and we do not regain compliance during the Compliance Period, or if we fail to satisfy another NASDAQ requirement for continued listing, NASDAQ could provide notice that our common stock will become subject to delisting. In such event, NASDAQ rules would permit us to appeal the decision to reject our proposed plan to regain compliance or any delisting determination to a NASDAQ Hearings Panel.

If our common stock was to be delisted from NASDAQ and was not otherwise listed or traded on another qualifying exchanges (such as the OTCQX Market or the OTCQB Market) for a period of five consecutive trading days, such event would constitute a “fundamental change” under the terms of the indentures governing our 2023 Notes. In such event, we would be required to provide notice to the holders of our 2023 Notes of such fundamental change and could be required, at the option of such holders, to repurchase all or a portion of their notes. A requirement by such holders for us to repurchase some or all of such notes for cash will have a material adverse effect on our business, financial condition and results of operations, including if we do not have sufficient funds or are otherwise unable to comply with such requirement in accordance with the indenture governing our 2023 Notes.

If our common stock was to be delisted from NASDAQ, trading of our common stock most likely would be conducted in the over–the–counter market on an electronic bulletin board established for unlisted securities such as the OTCQX Market, OTCQB Market or OTC Bulletin Board.  Such trading would likely reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. If our common stock is delisted from NASDAQ and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker–dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low–priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or “margin” low–priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low–priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker–dealers by these requirements could discourage broker–dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock. As a result, the ability of our stockholders to resell their shares of common stock, and the price at which they could sell their shares, could be adversely affected. The delisting of our stock from NASDAQ would also make it more difficult for us to raise additional capital.

ITEM 2. PROPERTIES

We lease space for our principal executive offices in Houston, Texas and Calgary, Alberta, Canada.  We also lease numerous warehouse facilities and field offices throughout the geographic areas in which we operate.  Our leased properties are subject to various lease terms and expirations.

As of December 31, 2019, our leased facilities categorized by geographic region are as follows:

Location	Offices	Warehouses
North America:
United States	4	5
Canada	1	2
South America:
Peru	1	1
Colombia	2	2
Bolivia	1	1
Asia Pacific:
Australia	1	1
Singapore	1	—
Other	1	—

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock traded on the NASDAQ Capital Market under the symbol “SAEX.”  At the close of business on
April 6, 2020, based on information received from our transfer agent and brokers and nominees, we had approximately 134 holders of record of our common stock.  This is not the actual number of beneficial owners of our common stock as some shares are held in “street names” by brokers and others on behalf of individual owners.

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

As of December 31, 2019, we had approximately $203.1 million of backlog under contract, in addition to approximately $348.6 million of bids outstanding.  Of the $203.1 million of backlog under contract, we expect $127.1 million to be completed in 2020. However, our project visibility has recently deteriorated. Due to the significant uncertainty in the outlook for oil and natural gas development as a result of the recent significant decline in oil prices since the beginning of 2020 due in part to failed OPEC negotiations and to concerns about the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil, certain of our scheduled and anticipated projects have recently been cancelled or delayed and there is no assurance as to when they may be reinitiated or awarded, if at all. We are unable to predict when market conditions may improve and worsening overall market conditions could result in reductions of backlog and bids outstanding. See “Liquidity and Capital Resources” contained herein for a discussion of how these developments have impacted our financial position, results of operations and cash flows.

Results of Operations

Net loss for 2019 was $22.6 million compared with $59.6 million for 2018.  The significant factors in this change were an increase of $45.7 million in gross profit (loss) and a decrease of $2.8 million in operating expenses partially offset by increases of $3.2 million in other expense, net, and $8.3 million in income taxes.

Revenue from services for 2019 increased $156.6 million compared with 2018.  In North America, revenue from services increased $55.0 million due to two large projects in Alaska in 2019 and an increase in market share in the contiguous United States due to the purchase of certain assets from Geokinetics, Inc. (“GEOK”) in July 2018.

Revenue from services for 2019 in South America increased $1.2 million compared with 2018 due to large projects in Bolivia and Brazil offset by a decrease in the work performed in Colombia.  Activity in Colombia in 2019 continued to decrease when compared with 2018 due to a fewer number of active customers.  Revenue from services in Asia Pacific increased $100.4 million due to projects in India, Malaysia and Dubai.

Gross profit (loss) for 2019 increased $45.7 million compared with 2018.  Gross profit (loss) as a percentage of revenue from services was 17.5% for 2019 compared with (1.2)% for 2018.  The positive impact on gross profit (loss) can be attributed to more favorable pricing when taking into account the fixed costs involved in our projects.

Selling, general and administrative (“SG&A”) expenses for 2019 increased $3.6 million compared with 2018.  The increase was primarily attributable to $11.5 million of costs related to the SEC and internal investigations and $1.1 million of additions to our provision for doubtful accounts, partially offset by a $10.2 million decrease in equity compensation costs.

As previously disclosed, our former Chief Financial Officer and General Counsel misappropriated $0.3 million and $1.1 million in 2019 and 2018, respectively.  For more information, see Note 21 contained herein.

Gain on sale of property and equipment for 2019 increased $5.7 million compared with 2018 primarily due to the recognition of a gain of $4.5 million related to the sale of substantially all of our assets in Australia in November 2019.

Other expense, net for 2019 increased $3.2 million compared with 2018 primarily due to a $7.0 million loss on extinguishment of long–term debt (see Note 8 and Note 10, both contained herein, for more information) and a $0.8 million increase in interest expense offset by a $3.0 million decrease in foreign currency loss and a $1.6 million increase in other income.  Of the $0.8 million increase in interest expense, $4.6 million related to increased interest expense from the 2023 Notes that were issued in October 2018 offset by $2.1 million of decreased interest expense from the repayment of our 10% Senior Notes due 2019 (the “Senior Notes”) at maturity in September 2019 and the purchase money facility used to acquire certain assets from GEOK and $1.7 million related to decreased amortization of debt issuance costs primarily from the extension of our senior loan facility in February 2019. The $3.0 million decrease in foreign currency loss relates to changes in foreign currency losses in Canada, Brazil and Colombia.  The $1.6 million increase in other income is primarily related to the increase in royalty income related to our acquisition of certain assets from GEOK.

Income taxes for 2019 increased $8.3 million compared with 2018 primarily due to fluctuations in earnings among the various jurisdictions in which we operate, offset by increases in valuation allowances and increases in foreign tax rate differentials.  Our effective tax rates in 2019 and 2018 were (56.8%) and 0.2%, respectively.  Our effective tax rates differ from our U.S. statutory rate due to the effects of differences between U.S. and foreign tax rates, net of federal benefit, and recording of the valuation allowance against U.S. and foreign deferred tax assets.

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

As of January 1, 2020, the second step in the impairment test has been eliminated.  If a reporting unit’s carrying amount exceeds its fair value, an entity will now record an impairment charge based on that difference.  The impairment charge will be limited to the amount of goodwill allocated to that reporting unit.

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

Over time, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities.  We currently estimate that our capital expenditures for 2020 will not exceed $3.0 million.  This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs but will not allow us to purchase any new technology or upgrade existing capital assets.

As of December 31, 2019, we had cash and cash equivalents and working capital of $5.4 million and $(89.2) million, respectively, compared with $7.6 million and $4.8 million, respectively, as of December 31, 2018.  The decrease in working capital was primarily related to the reclassification of $112.4 million of long–term debt as current in our consolidated balance sheets due to the events of default under our credit facility and our senior loan facility and a cross default under the indenture governing our 2023 Notes described above, partially offset by increases of $25.1 million in accounts receivable, net, and deferred costs on contracts.

We have reported recurring losses from operations and have not generated cash from operating activities for the six years ended December 31, 2019, and as of December 31, 2019, we had a stockholders’ deficit of $35.8 million. Our recurring losses, negative cash flows from operating activities, stockholders’ deficit, need for additional financing and the uncertainties surrounding our ability to obtain such financing, raise substantial doubt about our ability to continue as a going concern. We anticipate negative cash flows from operating activities to continue for the foreseeable future due to, among other things, the significant uncertainty in the outlook for oil and natural gas development as a result of the recent significant decline in oil prices since the beginning of 2020 due in part to failed OPEC negotiations and to concerns about the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil. We were recently notified that contracts to acquire seismic data offshore West Africa, valued at approximately $42 million, were terminated by the operator presumably due to uncertainty on government restrictions on operations during the COVID–19 coronavirus pandemic. In addition, other scheduled and anticipated projects have been delayed and there is no assurance as to when they may resume, if at all. We are also unable to predict when industry market conditions may improve. Our senior loan facility matures in January 2021 and to date, we have been unable to negotiate an extension of the maturity date with our debt holders. If we are unable to extend or otherwise address the maturity date of the senior loan facility, we expect that we will be unable to repay the senior loan facility when due in January 2021.

In addition, since February 2020, we have been engaged in discussions with the holders of the indebtedness outstanding under our credit facility, senior loan facility and 2023 Notes to extend the January 2021 maturity date of our senior loan facility. The COVID–19 coronavirus pandemic has delayed the determination by certain debt holders as to whether to extend the maturity date of our senior loan facility, as such debt holders require additional analysis and information to make that determination due to the circumstances related to the COVID–19 coronavirus pandemic.

Our management continues to: (i) discuss with our debt holders an extension of the maturity date of the senior loan facility and waivers of the events of default due to the inclusion of an explanatory paragraph raising substantial doubt about our ability to continue as a going concern in the report of our independent registered public accounting firm on our financial statements included in this Annual Report on Form 10–K; (ii) seek to obtain additional financing through the issuance of debt or equity securities; and (iii) manage operating costs by actively pursuing cost cutting measures to maximize liquidity consistent with current industry market expectations. To assist us in managing our operating costs, our Board of Directors has reduced its cash compensation by 10%, effective beginning with the second quarter of 2020, until further notice.  There is no assurance that we will be successful in extending the maturity date of the senior loan facility or obtaining additional financing on satisfactory terms or at all. In addition, there is no assurance that any such financing, if obtained, will be adequate to meet our needs and support our working capital needs. Based on the uncertainty of achieving these goals and the significance of the factors described, there is substantial doubt as to our ability to continue as a going concern for a period of 12 months after the date our financial statements included in this Annual Report on Form 10–K are issued.

Accordingly, our independent registered public accounting firm included an explanatory paragraph in their report accompanying our consolidated financial statements included in this Annual Report on Form 10–K, which results in events of default under our credit facility and our senior loan facility, and a cross default under the indenture governing our 2023 Notes. As a result of such events of default, we are unable to borrow additional amounts under our credit facility without the requisite approval of the lenders under such credit facility. We have entered into forbearance agreements with respect to our credit facility, senior loan facility and 2023 Notes, whereby the holders of the indebtedness thereunder have agreed to refrain from exercising their rights and remedies with respect to these existing defaults and other events of default that have occurred and are continuing as further specified in the forbearance agreements until 5:00 p.m. (New York City time) on the earlier of (i) May 31, 2020 and (ii) the date the forbearance agreements otherwise terminate in accordance with their terms. If we are unable to obtain waivers of the events of default, our debt holders may take action to accelerate the maturity date of the applicable debt and exercise their other respective rights and remedies, such as foreclosure, among other things. In that event, our debt holders would likely be entitled to the first proceeds of the sale of our assets and the holders of our securities may lose some or all of their investment.

As a result of the foregoing factors, we have initiated a process to analyze and evaluate various strategic alternatives to address our capital structure and to position us for future success. To assist us in analyzing and evaluating these alternatives, we have retained Imperial Capital, LLC as our financial advisor. We do not intend to disclose or comment on developments related to our review until such time as we have determined that further disclosure is necessary or appropriate. There can be no assurance that our analysis and evaluation will result in the identification or completion of any strategic alternative, or any assurance as to its outcome or timing.

Long–term Debt

As of December 31, 2019, we have $134.0 million in aggregate principal amount of long–term debt (excluding finance leases) outstanding.  For additional information about our long–term debt, please see “Item 8. Financial Statements and Supplementary Data” contained herein.

Cash Flows

Cash flows provided by (used in) by type of activity were as follows for the years ended December 31 (in thousands):

	2019	2018
Operating activities	$(14,880)	$(30,143)
Investing activities	1,206	(22,181)
Financing activities	11,352	56,774

Operating Activities

Cash flows from operating activities for 2019 increased $15.3 million when compared with 2018.  The significant factor in the change was the decrease in our net loss.

Investing Activities

In 2019 and 2018, cash flows provided by (used in) investing activities consisted of $3.8 million and $1.3 million, respectively, to maintain, expand and upgrade our seismic data acquisition capabilities and $0.4 million and $0.8 million, respectively, from the sale of excess property and equipment.  In 2019, we also received cash of $4.6 million from the sale of substantially all our assets in Australia.  In 2018, we also paid $21.7 million for the acquisition of certain assets from GEOK.

Financing Activities

In 2019, cash flows provided by financing activities consisted of $22.7 million of long–term debt borrowings offset by $7.8 million of long–term debt repayments, $3.0 million of distributions to our noncontrolling interest, $0.4 million for the purchase of treasury stock and $0.2 million for debt issuance costs.  In 2018, cash flows provided by financing activities consisted of $123.4 million of long–term debt borrowings offset by $59.2 million of long–term debt repayments, $2.7 million of debt issuance costs, $1.7 million of stock issuance costs, $1.8 million for the purchase of treasury stock and $1.2 million of distributions to our noncontrolling interest.

Off–Balance Sheet Arrangements

As of December 31, 2019, we did not have any off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

Please see “Item 8.  Financial Statements and Supplementary Data” contained herein for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SAExploration Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SAExploration Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses from operations and has been unable to renegotiate its expiring senior loan facility which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Changes in Accounting Principles

As discussed in Note 3 to the consolidated financial statements, in the first quarter of 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Update 2016–02, Leases.

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

Houston, Texas

April 13, 2020

SAExploration Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,441	$7,579
Restricted cash	74	271
Accounts receivable, net	51,582	26,463
Deferred costs on contracts	14,966	3,746
Prepaid expenses and other current assets	5,324	2,843
Total current assets	77,387	40,902

Property and equipment, net	37,289	35,334
Multiclient seismic data library, net	2,719	4,733
Operating lease right-of-use assets	6,421	—
Goodwill	1,766	1,687
Intangible assets, net	3,751	4,066
Tax credits receivable, net	12,104	13,198
Deferred income taxes	—	2,160
Other assets	778	267
Total assets	$142,215	$102,347
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$30,966	$10,103
Accrued liabilities	6,034	10,498
Income and other taxes payable	5,902	3,331
Operating lease liabilities	2,576	—
Current portion of long-term debt	112,401	7,837
Deferred revenue	8,724	4,357
Total current liabilities	166,603	36,126

Long-term debt	7,145	83,205
Other long-term liabilities	4,280	380

Commitments and contingencies

Stockholders' deficit:
Common stock	—	—
Additional paid-in capital	240,068	232,661
Accumulated deficit	(274,535)	(249,349)
Accumulated other comprehensive loss	(2,912)	(3,035)
Treasury stock	(2,232)	(1,866)
SAExploration stockholders’ deficit	(39,611)	(21,589)
Noncontrolling interest	3,798	4,225
Total stockholders’ deficit	(35,813)	(17,364)
Total liabilities and stockholders’ deficit	$142,215	$102,347

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
Revenue from services	$255,234	$98,670
Cost of services	197,651	87,601
Depreciation and amortization	13,028	12,207
Gross profit (loss)	44,555	(1,138)

Operating expenses:
Selling, general and administrative expenses	44,936	41,225
Misappropriation of funds	328	1,080
(Gain) loss on sale of property and equipment	(5,420)	288
Total operating expenses	39,844	42,593

Operating income (loss)	4,711	(43,731)

Other (expense) income, net:
Interest expense, net	(14,660)	(13,858)
Loss on extinguishment of long-term debt	(6,976)	—
Foreign exchange loss, net	(436)	(3,417)
Other income, net	2,935	1,326
Total other expense, net	(19,137)	(15,949)

Loss before income taxes	(14,426)	(59,680)

Income taxes	8,187	(120)

Net loss	(22,613)	(59,560)

Less: net income attributable to noncontrolling interest	2,573	905

Net loss attributable to SAExploration	$(25,186)	$(60,465)

Basic and diluted loss per common share	$(3.17)	$(32.91)

Weighted average common shares outstanding (basic and diluted)	7,951	3,448

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(22,613)	$(59,560)
Other comprehensive income:
Foreign currency translation adjustment	123	2,047
Comprehensive loss	(22,490)	(57,513)
Less: comprehensive income attributable to noncontrolling interest	2,573	905
Comprehensive loss attributable to SAExploration	$(25,063)	$(58,418)

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	SAExploration Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balances at December 31, 2017	$—	$133,742	$(189,178)	$(5,082)	$(113)	$(60,631)	$4,570	$(56,061)
Adoption of ASU 2016-16	—	—	294	—	—	294	—	294
Net (loss) income	—	—	(60,465)	—	—	(60,465)	905	(59,560)
Other comprehensive income	—	—	—	2,047	—	2,047	—	2,047
Equity-based compensation cost	—	10,131	—	—	—	10,131	—	10,131
Purchase of treasury stock	—	—	—	—	(1,753)	(1,753)	—	(1,753)
Common stock issued in debt exchange	—	472	—	—	—	472	—	472
Discount on Series A preferred stock issued in debt exchange	—	61,971	—	—	—	61,971	—	61,971
Accretion of discount on Series A preferred stock	—	(61,971)	—	—	—	(61,971)	—	(61,971)
Accretion of Series A preferred stock to redemption value	—	21,376	—	—	—	21,376	—	21,376
Dividend on Series A preferred stock	—	(1,614)	—	—	—	(1,614)	—	(1,614)
Conversion of Series A preferred stock	—	(15,427)	—	—	—	(15,427)	—	(15,427)
Common stock and Series E warrants issued in conversion of Series A preferred stock	—	54,045	—	—	—	54,045	—	54,045
Series B preferred stock issued in debt exchange	—	10,791	—	—	—	10,791	—	10,791
Discount on Series B preferred stock issued in debt exchange	—	(10,791)	—	—	—	(10,791)	—	(10,791)
Accretion of discount on Series B preferred stock	—	10,791	—	—	—	10,791	—	10,791
Conversion of Series B preferred stock	—	(22,981)	—	—	—	(22,981)	—	(22,981)
Common stock and Series D warrants issued in conversion of Series B preferred stock	—	22,981	—	—	—	22,981	—	22,981
Series C warrants issued in debt exchange	—	4,810	—	—	—	4,810	—	4,810
Stock issuance costs	—	(1,026)	—	—	—	(1,026)	—	(1,026)
Conversion option related to 6% convertible notes due 2023, net of allocated costs	—	15,361	—	—	—	15,361	—	15,361
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,250)	(1,250)
Balances at December 31, 2018	—	232,661	(249,349)	(3,035)	(1,866)	(21,589)	4,225	(17,364)
Net (loss) income	—	—	(25,186)	—	—	(25,186)	2,573	(22,613)
Other comprehensive income	—	—	—	123	—	123	—	123
Equity-based compensation cost	—	(67)	—	—	—	(67)	—	(67)
Issuance of common stock	—	578	—	—	—	578	—	578
Purchase of treasury stock	—	—	—	—	(366)	(366)	—	(366)
Series F warrants issued in extinguishment of long-term debt	—	6,896	—	—	—	6,896	—	6,896
Distribution to noncontrolling interest	—	—	—	—	—	—	(3,000)	(3,000)
Balances at December 31, 2019	$—	$240,068	$(274,535)	$(2,912)	$(2,232)	$(39,611)	$3,798	$(35,813)

The accompanying notes are an integral part of these consolidated financial statements.

SAExploration Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(22,613)	$(59,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,625	12,660
Tax credits used to offset production taxes	1,094	1,443
Reserve for potential tax credits monetization	—	1,700
Reserve for doubtful accounts	1,722	536
Equity-based compensation cost	(67)	10,131
(Gain) loss on sale of property and equipment	(5,420)	288
Amortization of loan issuance costs and debt discounts	3,832	5,565
Loss (gain) on extinguishment of long-term debt	6,976	(53)
Unrealized loss on foreign currency transactions	78	3,333
Deferred income taxes	2,147	215
Changes in operating assets and liabilities:
Accounts receivable	(25,800)	(12,761)
Deferred costs on contracts	(11,198)	(2,070)
Prepaid expenses and other current assets	(2,554)	868
Tax credits receivable	—	2,748
Accounts payable	20,820	5,817
Accrued liabilities	(4,024)	4,270
Income and other taxes payable	2,615	(5,018)
Deferred revenue	4,346	83
Other, net	(459)	(338)
Net cash used in operating activities	(14,880)	(30,143)

Cash flows from investing activities:
Asset purchase	—	(21,749)
Purchase of property and equipment	(3,826)	(1,262)
Proceeds from sale of property and equipment	5,032	830
Net cash provided by (used in) investing activities	1,206	(22,181)

Cash flows from financing activities:
Long-term debt repayments	(7,836)	(59,207)
Long-term debt borrowings	22,666	123,411
Debt issuance costs	(212)	(2,715)
Proceeds from issuance of common stock	100	—
Stock issuance costs	—	(1,712)
Purchase of treasury stock	(366)	(1,753)
Distribution to noncontrolling interest	(3,000)	(1,250)
Net cash provided by financing activities	11,352	56,774

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	(334)
Net change in cash, cash equivalents and restricted cash	(2,335)	4,116
Cash, cash equivalents and restricted cash at the beginning of year	7,850	3,734
Cash, cash equivalents and restricted cash at the end of year	$5,515	$7,850

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

NOTE 2. GOING CONCERN UNCERTAINTY

Our audited consolidated financial statements for the year ended December 31, 2019 have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States. The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Thus, our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our recurring losses, negative cash flows from operating activities, stockholders’ deficit, need for additional financing and the uncertainties surrounding our ability to obtain such financing, raise substantial doubt about our ability to continue as a going concern. We anticipate negative cash flows from operating activities to continue for the foreseeable future due to, among other things, the significant uncertainty in the outlook for oil and natural gas development as a result of the recent significant decline in oil prices since the beginning of 2020 due in part to failed OPEC negotiations and to concerns about the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil. We were recently notified that contracts to acquire seismic data offshore West Africa, valued at approximately $42 million, were terminated by the operator presumably due to uncertainty on government restrictions on operations during the COVID–19 coronavirus pandemic. In addition, other scheduled and anticipated projects have been delayed and there is no assurance as to when they may resume, if at all. We are also unable to predict when industry market conditions may improve. Our senior loan facility matures in January 2021 and to date, we have been unable to negotiate an extension of the maturity date with our debt holders. If we are unable to extend or otherwise address the maturity date of the senior loan facility, we expect that we will be unable to repay the senior loan facility when due in January 2021.

In addition, since February 2020, we have been engaged in discussions with the holders of the indebtedness outstanding under our credit facility, senior loan facility and 2023 Notes to extend the January 2021 maturity date of our senior loan facility. The COVID-19 coronavirus pandemic has delayed the determination by certain debt holders as to whether to extend the maturity date of our senior loan facility, as such debt holders require additional analysis and information to make that determination due to the circumstances related to the COVID-19 coronavirus pandemic.

Our management continues to: (i) discuss with our debt holders an extension of the maturity date of the senior loan facility and waivers of the events of default due to the inclusion of an explanatory paragraph raising substantial doubt about our ability to continue as a going concern in the report of our independent registered public accounting firm on our financial statements included in this Annual Report on Form 10–K; (ii) seek to obtain additional financing through the issuance of debt or equity securities; and (iii) manage operating costs by actively pursuing cost cutting measures to maximize liquidity consistent with current industry market expectations. There is no assurance that we will be successful in extending the maturity date of the senior loan facility or obtaining additional financing on satisfactory terms or at all. In addition, there is no assurance that any such financing, if obtained, will be adequate to meet our needs and support our working capital needs.

Based on the uncertainty of achieving these goals and the significance of the factors described, there is substantial doubt as to our ability to continue as a going concern for a period of 12 months after the date our consolidated financial statements included in this Annual Report on Form 10–K are issued. If we become unable to continue as a going concern, we may have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and the holders of our securities could lose all or part of their investment. Accordingly, our independent registered public accounting firm included an explanatory paragraph in their report accompanying our consolidated financial statements included in this Annual Report on Form 10-K.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements include our accounts and those of our subsidiaries which are wholly–owned, controlled by us or a variable interest entity (“VIE”) where we are the primary beneficiary.  All intercompany accounts and transactions have been eliminated in consolidation.  The noncontrolling interest attributed to these entities, if any, are presented as “Noncontrolling interest” on our consolidated balance sheets and “Net income attributable to noncontrolling interest” on our consolidated statements of operations.

In the Notes to Consolidated Financial Statements, except for Note 15 and Note 22, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

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

Multiclient Seismic Data Library

Alaskan Seismic Ventures, LLC (“ASV”), a related party VIE (see Note 13) that we consolidate, maintains a multiclient seismic data library that consists of completed seismic surveys that are primarily licensed on a nonexclusive basis.  ASV capitalized costs directly incurred in acquiring and processing the multiclient seismic data and expenses these costs based on the percentage of the total costs to the estimated total revenue that ASV expects to receive from the sales of such data.  However, under no circumstances will an individual survey carry a net book value greater than a five year, straight–line amortized value.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

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

Tax Credits Receivable

The State of Alaska offers tax credits as incentives for oil and natural gas exploration and development.  The tax credits are based on costs incurred by the explorer, and the tax credits must be approved by the Alaska Department of Revenue (the “DOR”).  ASV earned tax credits related to the costs incurred in obtaining the data for its multiclient seismic data library.  After the tax credit applications were submitted to and approved by the DOR, ASV recorded the tax credits as an offset to the capitalized costs of the multiclient seismic data library as the incentive’s usage is consistent with usage of the multiclient seismic data library.

Future sales of licenses related to the multiclient seismic data library are subject to a 35% production tax by the State of Alaska.  These production taxes are expensed in the period incurred and can be satisfied either through the usage of tax credits or, if there are no tax credits available, a cash payment.  In 2019 and 2018, ASV used $1.1 million and $1.4 million, respectively, of tax credits to satisfy ASV’s production tax liability.

The State of Alaska also allows for any unused tax credits to be purchased for cash from the State of Alaska (if and when funds are allocated for the purchase) or transferred or sold to other third parties to utilize against their production taxes.

Treasury Stock

We record the repurchase of shares of our common stock at cost based on the settlement date of the transaction.  These repurchased shares are classified as treasury stock on our consolidated balance sheets.  Shares of treasury stock are included in our authorized and issued shares but excluded from outstanding shares.

Variable Interest Entities

A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  We consolidate a VIE when we are the primary beneficiary of such VIE.  As primary beneficiary, we have both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.  We reconsider our evaluation of whether to consolidate a VIE each reporting period based upon changes in the facts and circumstances pertaining to the VIE.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

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

At times, we may also recognize revenue from licensing of data that has already been created and is available for delivery. This seismic data license represents a single performance obligation that is typically recognized at a point in time.  We recognize this revenue upon the transfer of control to the customer at an amount that reflects the consideration we expect to receive in exchange for these licenses.  We recognized $3.1 million and $4.1 million of revenues from the sale of licenses in 2019 and 2018, respectively.

Foreign Exchange Gains and Losses

Assets and liabilities of non–U.S. operations with a functional currency other than the U.S. dollar have been translated at exchange rates in effect at the balance sheet dates, and revenues, expenses and cash flows have been translated at average exchange rates for the respective periods.  Any resulting translation gains and losses are included in accumulated other comprehensive loss.

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

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Concentration of Credit Risk

Our revenues are derived from a concentrated customer base; however, we are not substantially dependent on any one customer.  Based on the nature of our contracts and customer projects, our significant customers can and typically do change from year to year and the largest customers in any one year may not be indicative of the largest customers in the future.

In both 2019 and 2018, we had three customers that each individually exceeded 10% of our consolidated revenue from services and that together represented approximately 56% and 75%, respectively, of our consolidated revenue from services.

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

The adoption of the new standards had a material impact on our consolidated balance sheet, with the most significant being the recognition of operating lease right–of-use (“ROU”) assets and operating lease liabilities of $9.9 million and $9.9 million, respectively.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The standard did not materially impact our consolidated statement of operations and consolidated statement of cash flows.

New Accounting Standards to be Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016–03, Measurement of Credit Losses on Financial Instruments, as amended by ASU 2019–10, Effective Dates.  The updated accounting guidance replaces the incurred loss impairment methodology with an expected loss methodology for financial instruments not accounted for at fair value.  The expected loss methodology generally will result in the earlier recognition of allowance for losses.  As a public business entity eligible to be a smaller reporting company, the new standard is effective for annual and interim reporting periods beginning after December 15, 2022.  We will adopt adopted ASU 2016–03 on January 1, 2023, and we do not expect the adoption to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017–04, Simplifying the Test for Goodwill Impairment.  ASU 2017–04 simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount.  Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference.  The impairment charge will be limited to the amount of goodwill allocated to that reporting unit.  We adopted ASU 2017–04 on January 1, 2020 to our goodwill impairment tests beginning in 2020 and we do not expect the adoption of ASU 2017–04 to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019–12, Simplifying the Accounting for Income Taxes.  The new standard removes certain exceptions for performing intraperiod allocation and calculating income taxes in interim periods and also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.  ASU 2019–12 is effective for annual and interim periods beginning after December 15, 2020.  We will adopt the new standard effective January 1, 2021, and we do not expect the adoption to have a material impact on our consolidated financial statements.

No other new accounting pronouncements issued or effective during the year ended December 31, 2019 have had or are expected to have a material impact on our consolidated financial statements.

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

The purchase price and the fair values of the acquired assets and assumed liabilities are as follows:

Purchase price	$18,411
Transaction advisory fees and other acquisition costs	3,338
Total purchase price	$21,749

Accounts receivable	$8,589
Property and equipment	12,484
Intangible assets, net	3,642
Accrued liabilities	(110)
Deferred revenue	(2,856)
Net assets acquired	$21,749

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at December 31:

	Estimated Useful Life	2019	2018
Field operating equipment	3 – 10 years	$102,003	$89,962
Transportation equipment	3 – 5 years	18,289	18,353
Leasehold improvements	2 – 5 years	563	461
Software	3 – 5 years	2,003	1,976
Computer equipment	3 – 5 years	5,651	5,584
Office equipment	3 – 10 years	984	902
		129,493	117,238
Accumulated depreciation and amortization		(92,204)	(81,904)
Property and equipment, net		$37,289	$35,334

Depreciation expense relating to property and equipment was $11.3 million and $11.4 million in 2019 and 2018, respectively, of which $0.3 million in both 2019 and 2018 is included in “Selling, general and administrative expenses” on our consolidated statements of operations.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 6.  MULTICLIENT SEISMIC DATA LIBRARY, NET

Changes in the carrying value of multiclient seismic data library are as follows for the years ended December 31:

	2019	2018
Balance at beginning of year	$4,733	$5,829
Amortization	(2,014)	(1,096)
Balance at end of year	$2,719	$4,733

As of December 31, 2019 and 2018, accumulated amortization related to the multiclient seismic data library was $16.6 million and $14.6 million, respectively.

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying value of goodwill are as follows for the years ended December 31:

	2019	2018
Balance at beginning of year	$1,687	$1,832
Foreign currency translation adjustment	79	(145)
Balance at end of year	$1,766	$1,687

As of December 31, 2019, we have not recorded any impairments related to our goodwill and we believe that our goodwill is recoverable; however, there can be no assurance that the goodwill will not be impaired in the future.

Intangible Assets

Intangible assets are comprised of the following at December 31:

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,379	$(926)	$453	$1,356	$(831)	$525
Technology	3,642	(344)	3,298	3,642	(101)	3,541
	$5,021	$(1,270)	$3,751	$4,998	$(932)	$4,066

Intangible assets are amortized on a straight–line basis with estimated useful lives ranging from 13 to 15 years.

Amortization expense was $0.3 million and $0.2 million in 2019 and 2018, respectively.

Amortization expense for each of the five years in the period ending December 31, 2024 is expected to be $0.3 million, $0.4 million, $0.3 million, $0.4 million and $0.3 million, respectively, and $2.1 million in the aggregate thereafter.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 8.  TAX CREDITS RECEIVABLE, NET

Changes in the carrying value of the tax credits receivable, net are as follows for the years ended December 31:

	2019	2018
Balance at beginning of year	$13,198	$19,089
Monetized in period	—	(2,748)
Tax credits used to offset production taxes	(1,094)	(1,443)
Reserve for potential monetization	—	(1,700)
Balance at end of year	$12,104	$13,198

We have established an allowance for these tax credits receivable due to the uncertainty of the future monetization of the tax credits and the potential for the DOR to disallow the tax credits as management has determined that the costs submitted to the DOR by ASV did not reflect the affiliate status of ASV.  As of both December 31, 2019 and 2018, the tax credits receivable are net of an allowance of $53.0 million.

NOTE 9.  LONG–TERM DEBT

Long–term debt consisted of the following as of December 31:

	2019	2018
Credit facility:
Principal outstanding	$35,000	$12,334
Unamortized debt issuance costs	(205)	(125)
Carrying amount	34,795	12,209

Senior loan facility:
Principal outstanding	29,000	29,000
Unamortized debt issuance costs	(1,232)	(2,448)
Carrying amount	27,768	26,552

6% senior secured convertible notes due 2023:
Principal outstanding	60,000	60,000
Unamortized debt discount and debt issuance costs	(13,341)	(15,906)
Carrying amount	46,659	44,094

10% senior notes due 2019:
Principal outstanding	—	6,957
Unamortized debt issuance costs	—	(4)
Carrying amount	—	6,953

Note payable	9,974	—

Capital lease obligations	350	1,234

Total debt	119,546	91,042
Current portion of long-term debt	(112,401)	(7,837)
Total long-term debt	$7,145	$83,205

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

Credit Facility

As of December 31, 2019, we have a $40.0 million credit facility that expires in August 2021.  Borrowings under the credit facility are secured primarily by substantially all our assets located in the United States, subject to certain exclusions.  We may use borrowing under the credit facility for working capital purposes and general corporate purposes.

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

We accounted for the amendment to our credit facility as a debt extinguishment as we determined that the terms of the amended credit facility were substantially different from the terms of the original credit facility.  We derecognized the carrying value of the original credit facility and recorded the amended credit facility at fair value.  In addition, we capitalized $0.2 million of fees paid to third parties as new debt issuance costs.

The credit facility does not require any repayments of amounts outstanding until it expires in August 2021; however, the credit facility does require a mandatory prepayment with the proceeds from any payment or monetization of the tax credits.

Borrowings under the credit facility bear interest at a rate of 11.75% through and including August 2020 and 12.75% thereafter.

Senior Loan Facility

As of December 31, 2019, we have a $30.0 million senior loan facility that expires in January 2021.  Borrowings under the senior loan facility are secured primarily by substantially all the collateral securing the obligation under our credit facility.  This security interest is junior to the security interest in the collateral securing the obligations under our credit facility.

The senior loan facility does not require any repayments of amounts outstanding until it expires in January 2021; however, the senior loan facility does require a mandatory prepayment with the proceeds from any payment or monetization of the tax credits once the credit facility has had cumulative prepayments of $30.0 million.

Borrowings under the senior loan facility bear interest at a rate of 12.50%.

6% Senior Secured Convertible Notes due 2023

Our 6% Senior Secured Convertible Notes due 2023 (the “2023 Notes”) were issued under an indenture dated September 26, 2018 (the “2023 Indenture”).  The 2023 Notes mature in September 2023, and interest is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year.

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

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

As the closing price of our common stock at December 31, 2019 was less than the initial conversion price for the 2023 Notes, the if–converted value of the 2023 Notes would be less than the principal amount.

In 2019 and 2018, we recorded interest expense of $6.2 million and $1.6 million, respectively, related to the 2023 Notes, of which $2.6 million and $1.0 million, respectively, related to contractual interest expense.

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

Note Payable

In November 2019, we financed the purchase of seismic equipment pursuant to a secured promissory note in the amount of $10.0 million.  The note bears interest at 7% and matures on January 1, 2023.  Borrowings under the note are secured by a security interest in the purchased seismic equipment.

The note requires that principal and interest will be due and payable in equal monthly installments beginning in February 2020 and each month thereafter until the maturity date.

10% Senior Notes due 2019

In July 2016, we issued our Senior Notes under an indenture dated July 27, 2016.  Interest was payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  We repaid in full our Senior Notes at maturity in September 2019.

Debt Compliance

The credit agreements and indentures for our credit facility, senior loan facility and 2023 Notes contain certain representations, warranties, covenants and other terms and conditions which are customary for agreements of these types.  As of December 31, 2019, certain events of default had occurred under these agreements.  On February 7, 2020, we entered into amendments and waivers to our credit facility, senior loan facility and the indenture governing the 2023 Notes to, among other things, waive existing events of default thereunder and amend certain covenants requiring us to deliver financial statements, reports, projections and other items thereunder.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

As discussed in Note 2, the report of our independent registered public accounting firm on these consolidated financial statements contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern, which results in events of default under the credit facility and the senior loan facility, and a cross default under the indenture governing the 2023 Notes. We have entered into forbearance agreements with respect to our credit facility, senior loan facility and 2023 Notes, whereby the holders of the indebtedness thereunder have agreed to refrain from exercising their rights and remedies with respect to these existing defaults and other events of default that have occurred and are continuing as further specified in the forbearance agreements until 5:00 p.m. (New York City time) on the earlier of (i) May 31, 2020 and (ii) the date the forbearance agreements otherwise terminate in accordance with their terms. However, the long-term debt outstanding under the credit facility, senior loan facility and 2023 Notes has been reclassified as current portion of long-term debt in these financial statements.

Maturities of Long–Term Debt

The maturities of our long–term debt, including capital leases, for each of the five years in the period ending December 31, 2024 are $3.2 million, $65.8 million, $3.5 million, $47.0 million and $0.0 million, respectively.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

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

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 11.  WARRANTS

Series A and Series B

As of December 31, 2019, we have 0.2 million Series A warrants and 0.2 million Series B warrants outstanding, both with an expiration date of July 27, 2021.  The Series A warrants and Series B warrants entitle the holders to purchase 0.05 shares of our common stock, have exercise prices of $10.30 and $12.88, respectively, and become exercisable 30 days in advance of their expiration date.

Series C, Series D and Series E

Each of these warrants entitles the holder to purchase 0.05 shares of our common stock, has an exercise price of $0.0001 and has no expiration date.  These warrants are immediately exercisable by the holder provided that it does not result in a holder owning 10% or more of our outstanding shares of common stock, and are exercisable by us upon a change in control.

In January 2018, we issued 8.3 million Series C warrants as an element of the Exchange (see Note 8).  The Series C warrants were recorded at $4.8 million based on an allocation of the Exchange consideration to the various share classes and securities based on their relative fair values.  As of December 31, 2019, we have 6.9 million Series C warrants outstanding.

In March 2018, we issued 14.1 million Series D warrants in connection with the conversion of the Series B preferred stock. The Series D warrants were recorded at their fair value of $23.0 million, which was based on the price of our common stock as of the date of the conversion as the Series D warrants have a nominal strike price, no expiration date and no other relevant restrictions.  As of December 31, 2019, we have 11.1 million Series D warrants outstanding.

In September 2018, we issued 94.8 million Series E warrants in connection with the conversion of the Series A preferred stock.  The Series E warrants were recorded at their fair value of $54.0 million, which was based on the price of our common stock as of the date of the conversion as the Series E warrants have a nominal strike price, no expiration date and no other relevant restrictions.  As of December 31, 2019, we have 54.6 million Series E warrants outstanding.

Series F

Under the Warrant Agreement, subject to certain conditions, we will issue up to approximately 2.0 million Series F warrants (the “First Advance Warrants”) and may issue additional Series F warrants representing up to 10% of the issued and outstanding shares of our common stock, on a fully diluted basis as of the date of the Additional Advances (or approximately 2.3 million shares of our common stock as of the date of the First Advance), upon the issuance of the Additional Advances.

Each of the Series F warrants entitles the holder to purchase one share of our common stock, has an exercise price of $0.0001 and has no expiration date.  These warrants are immediately exercisable by the holder provided that it does not result in a holder owning 10% or more of our outstanding shares of common stock, and are exercisable by us upon a change in control.

In December 2019, we issued 0.4 million First Advance Warrants in connection with the amendment of our credit facility (see Note 8).  In January 2020, we issued an additional 0.4 million First Advance Warrants upon receipt of NASDAQ approval.  The remaining 1.2 million of First Advance Warrants will be issued upon shareholder approval.  If we are unable to obtain shareholder approval by July 28, 2020, we are required to negotiate in good faith and use our best efforts to provide the lenders with the economic equivalent of the Series F Warrants to which such lenders would have been entitled had shareholder approval been obtained.

The First Advance Warrants, including those issued in January 2020 and those to be issued upon shareholder approval, were recorded at their fair value of $6.9 million, which was based on the price of our common stock on the date of the First Advance as the First Advance Warrants have a nominal strike price, no expiration date and no other relevant restrictions.  As the issuance of the First Advance Warrants is deemed to be a fee paid by us to the lenders under our credit facility, we have recorded the fair value of the First Advance Warrants as “Loss on extinguishment of long–term debt” on our consolidated statements of operations.

As of December 31, 2019, we have 0.4 million Series F warrants outstanding.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Warrant Activity

The following table presents the changes in the number of warrants outstanding for the years ended December 31:

	2019	2018
Balance at beginning of year	87,792	309
Issuance of warrants	430	117,198
Exercise of warrants	(14,895)	(29,715)
Balance at end of year	73,327	87,792

NOTE 12.  STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 1.0 million shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by our Board of Directors.

Series A

In January 2018, we issued 0.03 million shares of Series A preferred stock as an element of the Exchange (see Note 8).  The Series A preferred stock had an 8.0% dividend payable quarterly in arrears and accumulated whether or not earned or declared beginning April 1, 2018.  In 2018, we issued dividends in kind valued at $1.6 million.  The Series A preferred stock was recorded at $62.0 million, less stock issuance costs of $3.6 million, based on an allocation of the Exchange consideration to the various share classes and securities based on their relative fair values.

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

In September 2018, all the shares of the Series A preferred stock were converted into 0.7 million shares of common stock and 94.8 million Series E warrants with an exercise price of $0.0001.  Upon conversion, the Series A preferred stock was derecognized, and we fully recognized the value of the BCF as a deemed dividend.  As of December 31, 2019, there were no issued or outstanding shares of Series A preferred stock.

Series B

In January 2018, we issued 0.9 million shares of Series B preferred stock as an element of the Exchange (see Note 8).  The Series B preferred stock had no stated dividend and dividends were at the discretion of our Board of Directors.  The Series B preferred stock was recorded at $10.8 million based on an allocation of the Exchange consideration to the various share classes and securities based on their relative fair values.  Similar to the Series A preferred stock, we determined that a BCF existed for the Series B preferred stock.  As the intrinsic value of the BCF exceeded the value allotted to the Series B preferred stock, we separately recognized a discount of $10.8 million as a reduction in the value of the Series B preferred stock.

In March 2018, all the shares of the Series B preferred stock were converted into 0.2 million shares of common stock and 14.1 million Series D warrants with an exercise price of $0.0001.  Upon conversion, the Series B preferred stock was derecognized, and we fully recognized the value of the BCF as a deemed dividend.  As of December 31, 2019, there were no issued or outstanding shares of Series B preferred stock.

Common Stock

As of December 31, 2019, we are authorized to issue 40.0 million shares of common stock with a par value of $0.0001 per share.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents the changes in the number of shares outstanding for the years ended December 31:

	2019	2018
Shares issued:
Balance at beginning of year	3,211	473
Issue of shares upon vesting of restricted stock units	278	268
Issue of shares on exercises of stock options	—	16
Issue of shares in consideration for services	243	—
Issue of shares in private placement	30	—
Issue of shares in the Exchange	—	41
Issue of shares on the conversion of the Series A preferred stock	—	704
Issue of shares on the conversion of the Series B preferred stock	—	225
Issue of shares on exercises of Series C warrants	51	16
Issue of shares on exercises of Series D warrants	33	117
Issue of shares on exercises of Series E warrants	662	1,351
Balance at end of year	4,508	3,211

Shares held as treasury stock:
Balance at beginning of year	111	2
Purchase of treasury stock	97	109
Balance at end of year	208	111

Shares outstanding at end of year	4,300	3,100

NOTE 13.  VARIABLE INTEREST ENTITIES

We have two entities that meet the definition of a VIE and, based on our determination that we are the primary beneficiary of these entities, we have consolidated the operating results, assets and liabilities of these entities.  We have a 49% interest in a business venture with Kuukpik Corporation (“Kuukpik”) that performs contracts for the acquisition and development of geophysical and seismic data and for geophysical and seismic services and any and all related work anywhere on the North Slope of Alaska (onshore or offshore).  The entity receives 10% of our gross revenues from all North Slope of Alaska contracts and will expire in December 2020.  ASV is a multiclient seismic data library company (see Note 2) and we performed seismic services for ASV in 2015 and 2016.

As of December 31, 2019 and 2018, the carrying value of assets of our VIEs that are included in the accompanying consolidated balance sheets include cash and cash equivalents of $0.4 million and $0.4 million, prepaid expenses and other current assets of $31 thousand and $31 thousand, multiclient seismic data library, net, of $2.7 million and $4.7 million and tax credits receivable, net of $12.1 million and $13.2 million, respectively.  The assets presented above are net of intercompany eliminations. All liabilities associated with our VIEs as of December 31, 2019 and 2018 are eliminated in consolidation.  Losses incurred by ASV were initially applied to the 100% noncontrolling equity investors until their investment balances were reduced to zero, which occurred in 2015.  All subsequent losses incurred by ASV are fully absorbed by us and not allocated to the noncontrolling shareholders as we are the entity that carries the risk of loss related to ASV.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 14.  REVENUE FROM SERVICES

Deferred Costs on Contracts

In some instances, we incur third party costs that directly relate to the contract to fulfill the contract obligations.  These fulfillment costs are capitalized and amortized consistent with how the related revenue is recognized.  Changes in our deferred costs on contracts are as follows for the years ended December 31:

	2019	2018
Balance at beginning of year	$3,746	$1,780
Fulfillment costs incurred	30,905	9,076
Amortization of fulfillment costs	(19,685)	(7,110)
Balance at end of year	$14,966	$3,746

Deferred Revenue

Typically, our mobilization services are paid by the customer at the beginning of the contract while the revenue is recognized as control transfers to the customer, which can result in deferred revenue.  Normally all other revenue is billed as work progresses, which generally will not result in significant deferred revenue except in those cases where a large mobilization is required for the contract.  Changes in our deferred revenue are as follows for the years ended December 31:

	2019	2018
Balance at beginning of year	$4,357	$1,477
Acquired from GEOK	—	2,856
Cash received, excluding amounts recognized as revenue from services	20,334	6,580
Amounts recognized as revenue from services	(15,967)	(6,556)
Balance at end of year	$8,724	$4,357

Disaggregated Revenue

The following table disaggregates our revenue from services for the years ended December 31:

	2019			2018
	Land	Marine	Total	Land	Marine	Total
North America	$126,317	$—	$126,317	$71,326	$—	$71,326
South America	5,171	18,546	23,717	22,531	—	22,531
Asia Pacific	3,715	101,485	105,200	4,813	—	4,813
Total	$135,203	$120,031	$255,234	$98,670	$—	$98,670

Remaining Performance Obligations

As of December 31, 2019, we had $203.1 million of remaining performance obligations.

We expect to recognize revenue of approximately 62% of these performance obligations in 2020, 19% in 2021 and the remaining approximately 19% in 2022.

NOTE 15.  EQUITY–BASED COMPENSATION

We have a long–term incentive plan for our directors, officers, employees, consultants and advisors.  This plan allows for the issuance of stock options (both incentive and non–qualified), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), other stock–based awards and cash–based awards.  As of December 31, 2019, we have 2.8 million shares authorized for issuance under this plan, and 2.0 million shares remain available for grant.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

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

Activity related to RSUs is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	258,917	$26.60
Granted	746,612	3.39
Vested	(278,402)	3.39
Forfeited	(614,824)	11.62
Nonvested at December 31, 2019	112,303	$11.86

In March 2019, we issued 0.5 million RSUs to our senior management, which vested 50% on April 12, 2019 and the remaining 50% will vest on January 29, 2021, and an additional 0.2 million RSUs, all of which vest on September 29, 2020.  As of December 31, 2019, there are 27,229 RSUs vesting on September 29, 2020 and 85,074 RSUs vesting on January 29, 2021.

The fair value of RSUs granted in 2019 and 2018 was $2.5 million and $14.2 million, respectively.  The fair value of RSUs vested in 2019 and 2018 was $1.1 million and $5.3 million, respectively.

As of December 31, 2019, we had $0.6 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.05 years.

Additionally, as of December 31, 2019, we have 0.1 million RSUs that are vested but have not yet settled.  These RSUs were granted to our outside directors in 2018.

Equity–Based Compensation Cost

Equity–based compensation cost is measured at the date of grant based on the calculated fair value of the award and is generally recognized on a straight–line basis over the requisite service period, including those with graded vesting.   Forfeitures are accounted for as they occur.

We recognized equity–based compensation costs of $(0.1) million and $10.1 million in 2019 and 2018, respectively.  Included in these costs for 2019 is $3.8 million related to the forfeiture of unvested RSUs.  Included in these costs for 2018 is $5.7 million related to the acceleration of vesting of certain RSUs.  These costs are included in “Selling, general and administrative expenses” on our consolidated statements of operations.

NOTE 16.  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for all eligible employees of our U.S. operations and a Retirement Registered Saving Plan for all eligible employees of our Canadian operations.  These plans are discretionary and allow for the match of each employee’s contributions up to the maximum allowed under these plans.  For 2019 and 2018, we made no matching contributions and had no expenses related to these plans.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 17.  LEASES

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

Our leases have remaining lease terms ranging from one year to seven years and often include options to extend the lease term for up to three years.  Some of our leases also include options to terminate the lease prior to the end of the agreed upon lease term.  For the majority of leases entered into during the current period, we have concluded it is not reasonably certain that we would exercise the options to extend the lease.  Therefore, as of the lease commencement date, our lease terms generally do not include these options.  We include options to extend the lease when it is reasonably certain that we will exercise that option.

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

The balances for the operating and finance leases where we are the lessee are presented on our consolidated balance sheet as follows at December 31:

	Classification on Consolidated Balance Sheet	2019
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$6,421
Finance lease assets	Property and equipment, net	324
Total lease assets		$6,745

Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$2,576
Finance lease liabilities	Current portion of long-term debt and finance leases	350
Long-term - Operating lease liabilities	Other long-term liabilities	3,980
Total lease liabilities		$6,906

The components of lease expense on our consolidated statements of operations are as follows for the year ended December 31:

2019
Operating lease expense (1)	$5,255

Finance lease expense:
Amortization of leased assets	$885
Interest on lease liabilities	109
Total finance lease expense	$994

Total lease expense	$6,249
(1)	Includes short–term leases and variable lease costs, both of which are immaterial.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2019, our operating leases and finance leases have weighted average remaining lease terms of 3.9 years and 0.4 years, respectively, and both our operating leases and finance leases have a weighted average discount rate of 13.0%.

Supplemental cash flows information related to leases where we are the lessee is as follows for the year ended December 31:

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,546
Operating cash flows from finance leases	109
Financing cash flows from finance leases	884

Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$375

As of December 31, 2019, the maturities of the liabilities related to our operating leases and finance leases are as follows:

	Operating Leases	Finance Leases
2020	$3,589	$361
2021	1,287	—
2022	953	—
2023	749	—
2024	296	—
Thereafter	206	—
Total minimum lease payments	7,080	361
Less: interest	524	11
Present value of lease liabilities	6,556	350
Less: current lease liabilities	2,576	350
Long-term lease liabilities	$3,980	$—

NOTE 18.  INCOME TAXES

The provision for income taxes is comprised of the following for the years ended December 31:

	2019	2018
Current:
U.S.	$168	$(145)
Foreign	5,872	(190)
Total current	$6,040	$(335)
Deferred:
U.S.	$145	$145
Foreign	2,002	70
Total deferred	2,147	215
Income taxes	$8,187	$(120)

The geographic sources of our loss before income taxes are as follows for the years ended December 31:

	2019	2018
U.S.	$(23,623)	$(44,265)
Foreign	9,197	(15,415)
Total	$(14,426)	$(59,680)

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to the loss before income taxes for the reasons set forth below for the years ended December 31:

	2019	2018
Taxes at the U.S. federal statutory income tax rate	$(3,029)	$(12,533)
Nondeductible expenses	508	3,880
Change in valuation allowance	7,111	14,595
Effect of foreign operations	4,413	890
State tax, net of federal benefit	247	(3,174)
Other	(1,063)	(3,778)
Provision for income taxes	$8,187	$(120)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amouts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of our temporary differences and net operating losses (“NOL”) are as follows for the years ended December 31:

	2019	2018
Deferred tax assets:
Operating loss carryforwards	$37,860	$36,150
Other accrued expenses	4,248	2,833
Outside basis difference in ASV	13,891	13,367
Tax credit carryforwards	1,714	1,859
Original issue discount	1,806	—
Other	4,562	3,504
Total deferred tax asset	64,081	57,713
Valuation allowance	(59,011)	(51,850)
Total deferred tax asset, net	5,070	5,863
Deferred tax liabilities:
Property and equipment	(299)	(2,193)
Intangible assets	(1,041)	(1,116)
Deferred revenue	(3,730)	(394)
Total deferred tax liabilities	(5,070)	(3,703)
Net deferred tax asset	$—	$2,160

At December 31, 2019, we had approximately $1.5 million of foreign tax credits that will start to expire in 2022 under applicable foreign law and $0.2 million of other credits, the majority of which will expire after 2038 under U.S. tax law.

As of December 31, 2019, we also had U.S. federal tax NOL carryforwards of $100.1 million, which begin to expire in 2034.  These NOL carryforwards, subject to certain requirements and restrictions, including limitations on their use in the event of future ownership changes, may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable.

We record a valuation allowance when it is more likely than not that some portion of all the deferred tax assets will not be utilized.  The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.  At December 31, 2019, $59.0 million of valuation allowances are recorded against various deferred tax assets, including foreign NOLs, U.S. federal and foreign tax credit carryforwards and U.S. and state NOL carryforwards.

As of December 31, 2019, we have a full valuation allowance on the deferred tax assets related to foreign NOLs as we do not expect that the deferred tax assets will be realized within the carryforward period.

We have provided no deferred taxes for earnings of certain of our foreign subsidiaries as these earnings have been and, under current plans, will continue to be permanently reinvested in these foreign subsidiaries.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

At December 31, 2019, we had $0.3 million of tax liabilities for total gross unrecognized tax benefits related to uncertain tax positions.  The following table presents the changes in our gross unrecognized tax benefits for the years ended December 31:

	2019	2018
Balance at beginning of year	$169	$192
Additions for tax positions taken in prior years	166	(23)
Balance at end of year	$335	$169

We do not expect to recognize any significant increases or decreases in unrecognized tax benefits during the next twelve–month period.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in our provision for income taxes.

We conduct business in more than 12 countries and are subject to income taxes in most taxing jurisdictions in which we operate.  We believe there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows.  We further believe that we have made adequate provision for all income tax uncertainties.

NOTE 19.  LOSS PER COMMON SHARE

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

Our Series C, Series D, Series E and Series F warrants are immediately exercisable for nominal consideration of $0.0001 per share and do not expire.  As such, the shares of common stock issuable upon full exercise of these warrants are considered outstanding in the context of loss per share and are included in the weighted average number of common shares outstanding from their issuance date.

The computation of basic and diluted loss per share is as follows for the years ended December 31:

	2019	2018
Net loss attributable to SAExploration	$(25,186)	$(60,465)
Amortization of discount on Series A and Series B preferred stock	—	(72,762)
Accretion of Series A preferred stock to redemption value	—	21,376
Dividends on Series A preferred stock	—	(1,614)
Net loss available to common stockholders	$(25,186)	$(113,465)

Weighted average common shares outstanding (basic and diluted)	7,951	3,448

Loss per share available to common stockholders (basic and diluted)	$(3.17)	$(32.91)

Potentially anti-dilutive shares excluded from diluted loss available to common stockholders (1)	10,997	10,709

(1)	Includes our Series A and Series B warrants, unvested equity–based compensation and the shares underlying our 2023 Notes as their effect, if included, would have been anti–dilutive.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of December 31, 2019, the estimated fair value and carrying value of our 2023 Notes was $42.0 million and $46.7 million, respectively.  As of December 31, 2018, the estimated aggregate fair value of our 2023 Notes and Senior Notes was $50.7 million, which differs from the aggregate carrying value of $51.0 million.

As our 2023 Notes are not actively traded, the fair value determination of the 2023 Notes is categorized as Level 3 as the valuation was based on valuation techniques when observable market data is not available.  The fair value determination of our Senior Notes is categorized as Level 2 as this valuation used dealer quoted prices in active markets obtained from independent third–party sources.

NOTE 21.  OTHER SUPPLEMENTAL INFORMATION

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are recorded in our consolidated balance sheets as follows at December 31:

	2019	2018
Cash and cash equivalents	$5,441	$7,579
Restricted cash	74	271
Total cash, cash equivalents and restricted cash	$5,515	$7,850

Restricted cash primarily consists of cash collateral for labor claims, office rental and cash in another country restricted by exchange control regulations.

Accounts Receivable, net

Total accounts receivable, net is comprised of the following at December 31:

	2019	2018
Trade receivables	$50,447	$23,330
Other receivables	3,199	3,681
Total accounts receivable	53,646	27,011
Less: allowance for doubtful accounts	(2,064)	(548)
Total accounts receivable, net	$51,582	$26,463

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are as follows for the years ended December 31:

	2019	2018
Balance at beginning of year	$548	$12
Provisions for doubtful accounts	1,722	536
Cumulative translation adjustment	(206)	—
Balance at end of year	$2,064	$548

Accrued Liabilities

Accrued liabilities are comprised of the following at December 31:

	2019	2018
Accrued payroll liabilities	$2,385	$3,622
Accrued interest	181	306
Other accrued liabilities	3,468	6,570
Total accrued liabilities	$6,034	$10,498

Other accrued liabilities primarily consist of accruals for project related expenses.

Supplemental Cash Flows Information

Supplemental cash flows information is as follows for the years ended December 31:

	2019	2018
Cash paid for interest	$10,914	$9,412
Cash paid for income taxes	388	2,487

Noncash Transactions

Noncash transactions are as follows at December 31:

	2019	2018
Costs for additions to property and equipment acquired in a note payable	$9,974	$—
Costs for additions to property and equipment acquired in a capital lease	—	1,504
Proceeds from sale of property and equipment in accounts receivable	1,015	—
Accrual for stock issued for services	478	—

NOTE 22.  RELATED PARTY TRANSACTIONS

As of December 31, 2019, Mr. Hastings, our former Chief Executive Officer, is a lender under our credit facility in the principal amount of $0.5 million and a holder of our 2023 Notes in the principal amount of $1.0 million.  In December 2019 and January 2020, we issued 7,159 and 7,166 Series F warrants, respectively, to Mr. Hastings in connection with the amendment to our credit facility and, pursuant to the Warrant Agreement, we agreed to issue 19,682 additional Series F warrants to Mr. Hastings upon shareholder approval of the issuance of the Series F warrants.

Mr. Hastings has an ownership interest in Fairweather Science, LLC (“Fairweather Science”), a company that provides specialized environmental support services to clients in Alaska’s natural resource industry.  In both 2019 and 2018, we paid $0.1 million to Fairweather Science.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Mr. Whiteley, our former Chief Financial Officer and General Counsel, owns and controls RVI Consulting, Inc. (“RVI”).  In 2019 and 2018, RVI billed us $0.3 million and $1.1 million, respectively, for legal and professional services that were determined to be a misappropriation of funds from us.  These amounts are included in “Misappropriation of funds” on our consolidated statements of operations.

Mr. Whiteley, or an immediate family member of Mr. Whiteley, is an owner of Woodstone Builders LLC (“Woodstone”) which provided us construction services.  In both 2019 and 2018, we capitalized $0.1 million for certain leasehold improvements constructed by Woodstone.

A member of our operations management team owns Inupiate Resources LLC which provides us with certain specialty personnel.  In 2019 and 2018, we incurred $0.3 million and $0.1 million, respectively, in expenses associated with contract labor.

Three members of our operations management team own Inupiate Resources Leasing, LLC which provides us with certain leased equipment.  In 2019, we incurred $0.3 million in expenses associated with leased equipment.  We did not incur any expenses in 2018.  In January 2020, we purchased $0.1 million of previously leased equipment from Inupiate Resources Leasing LLC, terminating the equipment leasing relationship.

A member of our operations management team owns Summit Air Resources which provided us with certain salvage services.  In 2019 and 2018, we incurred $31 thousand and $34 thousand, respectively, related to these services.

ASV is a VIE indirectly owned and/or controlled by Mr. Hastings and Mr. Whiteley (see Note 13).

As of March 15, 2020, three of the holders of the indebtedness outstanding under our credit facility, senior loan facility and 2023 Notes represent (together with their respective affiliates) approximately 90%, 72% and 90%, respectively, of the total principal amounts outstanding under such debt financing arrangements.  These holders also collectively own 18% of the shares of our outstanding common stock, 61% of the shares of our outstanding common stock, including shares of common stock issuable upon the exercise of our outstanding Series C, D, E and F common stock warrants (including the Series F warrants to be issued upon receipt of shareholder approval), and 76% of the shares of our outstanding common stock, including shares of common stock issuable upon the exercise of our outstanding Series C, D, E and F common stock warrants (including the Series F warrants to be issued upon receipt of shareholder approval) and upon conversion of our 2023 Notes, respectively.

Moreover, the three lenders are parties to certain registration rights agreements, by and among us and certain of our stockholders.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 23.  GEOGRAPHIC AND RELATED INFORMATION

The following table presents revenue from services based on the location of the services provided for the years ended December 31, and long–lived assets, which includes property and equipment, multiclient seismic data library, goodwill, intangible assets, tax credits receivable, net and other assets, by its geographic location at December 31:

	Revenue from Services		Long-Lived Assets
	2019	2018	2019	2018
North America:
United States	$112,151	$49,723	$57,884	$54,551
Canada	13,594	20,810	4,409	3,888
Mexico	572	793	1	—
Total	126,317	71,326	62,294	58,439
South America:
Brazil	18,546	—	—	—
Colombia	3,441	22,443	—	185
Other	1,730	88	5	62
Total	23,717	22,531	5	247
Asia Pacific
India	85,412	—	—	—
Malaysia	12,183	—	—	—
Dubai	3,891	—	—	—
Other	3,714	4,813	2,529	599
Total	105,200	4,813	2,529	599
Consolidated	$255,234	$98,670	$64,828	$59,285

NOTE 24.  SUPPLEMENTAL GUARANTOR INFORMATION

Our 2023 Notes are fully and unconditionally guaranteed, jointly and severally, by all our wholly–owned U.S. subsidiaries (collectively, the “Guarantors”), and not by any of our foreign subsidiaries.  Supplemental condensed consolidating financial information, including such information for the Guarantors, is presented below.

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

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheets

	December 31, 2019
	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13	$3,565	$1,863	$—	$5,441
Restricted cash	—	—	74	—	74
Accounts receivable, net	145	21,823	29,614	—	51,582
Deferred costs on contracts	—	5,107	9,859	—	14,966
Prepaid expenses and other current assets	967	1,458	2,899	—	5,324
Total current assets	1,125	31,953	44,309	—	77,387

Property and equipment, net	—	36,058	1,231	—	37,289
Multiclient seismic data library, net	—	2,719	—	—	2,719
Operating lease right-of-use asset	—	3,490	2,931	—	6,421
Investment in subsidiaries	(95,097)	40,366	7,499	47,232	—
Intercompany receivables	179,870	—	—	(179,870)	—
Goodwill	—	—	1,766	—	1,766
Intangible assets, net	—	3,298	453	—	3,751
Tax credits receivable	—	12,104	—	—	12,104
Deferred income taxes	—	—	—	—	—
Other assets	—	239	539	—	778
Total assets	$85,898	$130,227	$58,728	$(132,638)	$142,215

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,210	$9,002	$17,754	$—	$30,966
Accrued liabilities	285	4,314	1,435	—	6,034
Income and other taxes payable	63	2,321	3,518	—	5,902
Operating lease liabilities	—	2,031	545	—	2,576
Current portion of long-term debt	74,427	37,974	—	—	112,401
Deferred revenue	—	6,890	1,834	—	8,724
Total current liabilities	78,985	62,532	25,086	—	166,603

Intercompany payables	—	116,333	63,537	(179,870)	—
Long-term debt	—	7,145	—	—	7,145
Other long–term liabilities	300	1,474	2,506	—	4,280

Stockholders’ equity (deficit):
Common stock	—	—	168	(168)	—
Additional paid–in capital	240,068	46,973	19,038	(66,011)	240,068
Accumulated deficit	(231,223)	(103,930)	(52,793)	113,411	(274,535)
Accumulated other comprehensive (loss) income	—	(4,098)	1,186	—	(2,912)
Treasury stock, at cost	(2,232)	—	—	—	(2,232)
SAExploration stockholders’ equity (deficit)	6,613	(61,055)	(32,401)	47,232	(39,611)
Noncontrolling interest	—	3,798	—	—	3,798
Total stockholders’ equity (deficit)	6,613	(57,257)	(32,401)	47,232	(35,813)
Total liabilities and stockholders’ equity (deficit)	$85,898	$130,227	$58,728	$(132,638)	$142,215

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

	December 31, 2018
	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$28	$5,285	$2,266	$—	$7,579
Restricted cash	—	—	271	—	271
Accounts receivable, net	144	20,487	5,832	—	26,463
Deferred costs on contracts	—	3,520	226	—	3,746
Prepaid expenses and other current assets	63	2,395	385	—	2,843
Total current assets	235	31,687	8,980	—	40,902

Property and equipment, net	—	32,889	2,445	—	35,334
Multiclient seismic data library, net	—	4,733	—	—	4,733
Investment in subsidiaries	(79,848)	41,986	7,499	30,363	—
Intercompany receivables	183,675	—	—	(183,675)	—
Goodwill	—	—	1,687	—	1,687
Intangible assets, net	—	3,541	525	—	4,066
Tax credits receivable, net	—	13,198	—	—	13,198
Deferred income taxes	—	2,023	137	—	2,160
Other assets	—	239	28	—	267
Total assets	$104,062	$130,296	$21,301	$(153,312)	$102,347

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$289	$7,205	$2,609	$—	$10,103
Accrued liabilities	906	8,484	1,108	—	10,498
Income and other taxes payable	210	2,739	382	—	3,331
Current portion of long-term debt	6,953	884	—	—	7,837
Deferred revenue	—	4,357	—	—	4,357
Total current liabilities	8,358	23,669	4,099	—	36,126

Intercompany payables	—	135,691	47,985	(183,676)	—
Long-term debt	70,646	12,559	—	—	83,205
Other long-term liabilities	300	—	80	—	380

Stockholders’ equity (deficit):
Common stock	—	—	168	(168)	—
Additional paid–in capital	232,661	46,974	18,996	(65,970)	232,661
Accumulated deficit	(206,037)	(88,681)	(51,133)	96,502	(249,349)
Accumulated other comprehensive (loss) income	—	(4,141)	1,106	—	(3,035)
Treasury stock, at cost	(1,866)	—	—	—	(1,866)
SAExploration stockholders' equity (deficit)	24,758	(45,848)	(30,863)	30,364	(21,589)
Noncontrolling interest	—	4,225	—	—	4,225
Total stockholders’ equity (deficit)	24,758	(41,623)	(30,863)	30,364	(17,364)
Total liabilities and stockholders’ equity (deficit)	$104,062	$130,296	$21,301	$(153,312)	$102,347

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2019
	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenue from services	$—	$216,169	$39,065	$—	$255,234
Cost of services	—	168,536	29,115	—	197,651
Depreciation and amortization	—	12,079	949	—	13,028
Gross profit	—	35,554	9,001	—	44,555

Total operating expenses	13,748	18,838	7,258	—	39,844

Operating (loss) income	(13,748)	16,716	1,743	—	4,711

Other income (expense), net	3,811	(20,715)	(2,233)	—	(19,137)

(Loss) income before income taxes and equity in loss of affiliates	(9,937)	(3,999)	(490)	—	(14,426)

Income taxes	—	7,017	1,170	—	8,187

Loss before equity in loss of affiliates	(9,937)	(11,016)	(1,660)	—	(22,613)

Equity in loss of affiliates	(15,249)	(1,660)	—	16,909	—

Net loss	(25,186)	(12,676)	(1,660)	16,909	(22,613)

Less: net income attributable to noncontrolling interest	—	2,573	—	—	2,573

Net loss attributable to SAExploration	$(25,186)	$(15,249)	$(1,660)	$16,909	$(25,186)

Comprehensive loss	$(25,186)	$(12,633)	$(1,580)	$16,909	$(22,490)

Less: comprehensive income attributable to noncontrolling interest	—	2,573	—	—	2,573

Comprehensive loss attributable to SAExploration	$(25,186)	$(15,206)	$(1,580)	$16,909	$(25,063)

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2018
	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenue from services	$—	$74,943	$23,727	$—	$98,670
Cost of services	—	67,342	20,259	—	87,601
Depreciation and amortization	—	9,669	2,538	—	12,207
Gross (loss) profit	—	(2,068)	930	—	(1,138)

Total operating expenses	14,214	22,089	6,290	—	42,593

Operating loss	(14,214)	(24,157)	(5,360)	—	(43,731)

Other income (expense), net	53	(11,627)	(4,375)	—	(15,949)

Loss before income taxes and equity in loss of affiliates	(14,161)	(35,784)	(9,735)	—	(59,680)

Income taxes	24	(534)	390	—	(120)

Loss before equity in loss of affiliates	(14,185)	(35,250)	(10,125)	—	(59,560)

Equity in loss of affiliates	(46,280)	(10,125)	—	56,405	—

Net loss	(60,465)	(45,375)	(10,125)	56,405	(59,560)

Less: net income attributable to noncontrolling interest	—	905	—	—	905

Net loss attributable to SAExploration	$(60,465)	$(46,280)	$(10,125)	$56,405	$(60,465)

Comprehensive loss	$(60,465)	$(45,437)	$(8,016)	$56,405	$(57,513)

Less: comprehensive income attributable to noncontrolling interest	—	905	—	—	905

Comprehensive loss attributable to SAExploration	$(60,465)	$(46,342)	$(8,016)	$56,405	$(58,418)

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2019
	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3,497)	$7,614	$(18,997)	$—	$(14,880)

Cash flows from investing activities:
Purchase of property and equipment	—	(3,714)	(112)	—	(3,826)
Proceeds from sale of property and equipment	—	2,137	2,895	—	5,032
Investment in affiliate	—	(40)	—	40	—
Net cash (used in) provided by investing activities	—	(1,617)	2,783	40	1,206

Cash flows from financing activities:
Long-term debt repayments	(6,953)	(883)	—	—	(7,836)
Long-term debt borrowings	—	22,666	—	—	22,666
Debt issuance costs	—	(212)	—	—	(212)
Proceeds from issuance of common stock	100	—	—	—	100
Purchase of treasury stock	(366)	—	—	—	(366)
Intercompany lending	10,701	(26,283)	15,582	—	—
Contribution from affiliate	—	—	40	(40)	—
Distribution to noncontrolling interest	—	(3,000)	—	—	(3,000)
Net cash provided by (used in) financing activities	3,482	(7,712)	15,622	(40)	11,352

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(5)	(8)	—	(13)
Net change in cash, cash equivalents and restricted cash	(15)	(1,720)	(600)	—	(2,335)
Cash, cash equivalents and restricted cash at the beginning of year	28	5,285	2,537	—	7,850
Cash, cash equivalents and restricted cash at the end of year	$13	$3,565	$1,937	$—	$5,515

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2018
	SAExploration Holdings, Inc.	The Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$(3,315)	$(21,874)	$(4,954)	$—	$(30,143)

Cash flows from investing activities:
Asset purchase	—	(21,749)	—	—	(21,749)
Purchase of property and equipment	—	(1,114)	(148)	—	(1,262)
Proceeds from sale of property and equipment	—	280	550	—	830
Investment in affiliate	—	(222)	—	222	—
Net cash (used in) provded by investing activities	—	(22,805)	402	222	(22,181)

Cash flows from financing activities:
Long-term debt repayments	(2,860)	(56,347)	—	—	(59,207)
Long-term debt borrowings	60,000	63,411	—	—	123,411
Debt issuance costs	(1,167)	(1,548)	—		(2,715)
Stock issuance costs	(1,712)	—	—	—	(1,712)
Purchase of treasury stock	(1,753)	—	—	—	(1,753)
Intercompany lending	(49,173)	43,179	5,994	—	—
Contribution from affiliate	—	—	222	(222)	—
Distribution to noncontrolling interest	—	(1,250)	—	—	(1,250)
Net cash provided by financing activities	3,335	47,445	6,216	(222)	56,774

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(321)	(13)	—	(334)
Net change in cash, cash equivalents and restricted cash	20	2,445	1,651	—	4,116
Cash, cash equivalents and restricted cash at the beginning of year	8	2,840	886	—	3,734
Cash, cash equivalents and restricted cash at the end of year	$28	$5,285	$2,537	$—	$7,850

NOTE 25.  SUBSEQUENT EVENTS (UNAUDITED)

In January 2020, we and ASV sold certain seismic data and related assets for a purchase price payable as follows: (i) $14.5 million paid to us, on behalf of ASV and us, in cash on the closing date, (ii) $0.5 million paid to us in cash on the closing date, and (iii) earnout payments in an amount of up to $5.0 million to be paid to us, on behalf of ASV and us, based on the licensing fees related to the licensing of certain seismic data following the closing date in an amount in excess of $15.0 million of licensing fees. In connection with the sale, we and ASV also entered into an agreement (the “Sellers’ Agreement”) with respect to certain post–closing indemnification obligations. The Sellers’ Agreement provides that we will receive all the proceeds paid or payable pursuant to the sale pursuant to clauses (i) and (iii) above, which proceeds will be credited by us towards outstanding amounts owed to us by ASV.  We also amended our credit facility, senior loan facility and the indenture governing the 2023 Notes to permit the sale and transactions contemplated by the Sellers’ Agreement and to provide for the application of $14.5 million of the net proceeds received from the sale to reduce indebtedness under our credit facility.  Following the sale, the balance of our tax credits receivable, net was reduced to $2.7 million, net of an allowance of $27.7 million.

In February 2020, we entered into amendments and waivers to our credit facility, senior loan facility and the indenture governing the 2023 Notes to, among other things, waive existing events of default thereunder and amend certain covenants requiring us to deliver financial statements, reports, projections and other items thereunder.

Due to the significant uncertainty in the outlook for oil and natural gas development as a result of the recent significant decline in oil prices since the beginning of 2020 due in part to failed OPEC negotiations and to concerns about the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil, certain of our scheduled and anticipated projects have recently been cancelled or delayed and there is no assurance as to when they may be reinitiated or awarded, if at all. We are unable to predict when market conditions may improve, and worsening overall market conditions could result in reductions of backlog and bids outstanding, which will impact our financial performance.

SAExploration Holdings, Inc.

Notes to Consolidated Financial Statements (continued)

As discussed in Note 2, the report of our independent registered public accounting firm on these consolidated financial statements contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern, which results in events of default under the credit facility and the senior loan facility, and a cross default under the indenture governing the 2023 Notes. As a result of such events of default, we are unable to borrow additional amounts under our credit facility without the requisite approval of the lenders under such credit facility. We have entered into forbearance agreements with respect to our credit facility, senior loan facility and 2023 Notes, whereby the holders of the indebtedness thereunder have agreed to refrain from exercising their rights and remedies with respect to these existing defaults and other events of default that have occurred and are continuing as further specified in the forbearance agreements until 5:00 p.m. (New York City time) on the earlier of (i) May 31, 2020 and (ii) the date the forbearance agreements otherwise terminate in accordance with their terms. However, the long-term debt outstanding under the credit facility, senior loan facility and 2023 Notes has been reclassified as current portion of long-term debt in these financial statements.

We evaluated subsequent events for appropriate accounting and disclosure through the date these consolidated financial statements were issued and determined that there were no other material items that required recognition or disclosure in our consolidated financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

Overview

Notwithstanding the existence of the material weaknesses described below, we believe that the consolidated financial statements in this Annual Report on Form 10–K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles.

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a–15 and 15d–15, we carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10–K. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) were not effective as of December 31, 2019.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described below, management has identified material weaknesses in our internal control over financial reporting.

Based on our evaluation and as a result of those material weaknesses, our management, with the participation of our principal executive officer and principal financial officer, concluded our internal control over financial reporting was not effective as of December 31, 2019.

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

Revenues

We did not design or maintain effective controls over the review of revenue contracts for proper revenue recognition and accounts receivable reconciliations and the review of journal entries used to record revenue transactions.

Complex accounting and management estimates

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

Financial statement close and reporting

We did not design or maintain effective controls to support accurate reporting and disclosures within our quarterly and annual reporting.

Customer and vendor set–up, approval and maintenance

We did not design or maintain effective controls to ensure that necessary procedures regarding the establishment and maintenance of both customers and vendors were followed.

Related Parties

We did not properly disclose related parties in our consolidated financial statements and some of our officers and employees charged with making the proper notifications for such disclosures were inadequately trained on what constitutes a related party.  Furthermore, there were instances where related parties were known to be related parties and were still not properly reported and disclosed.

Segregation of Duties

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

Information Technology

We did not design or maintain effective controls to prevent unauthorized access to certain systems, programs and data, and provide for periodic review and monitoring of access including review of security logs and analysis of segregation of duties conflicts.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting and Status

We have identified and implemented and continue to identify and implement actions to improve our internal control over financial reporting and disclosure controls and procedures, including actions to enhance our resources and training with respect to financial reporting, including technical accounting, and disclosure responsibilities.  We have established a disclosure committee to assist our principal executive officer and principal financial officer in fulfilling their responsibility to oversee the accuracy, completeness and timeliness of our public disclosures.  Additional actions that have been implemented include updating our audit committee charter, code of business conduct and ethics and anti-corruption policy, adopting a new related party transaction policy and creating a more robust conflict of interest questionnaire for employees.  An updated mandatory training course has been implemented for all employees in English and in Spanish which covers the code of business conduct and ethics as well as the anti–corruption policy in accordance with the updated policies.  Also, we will seek to hire more accounting personnel as deemed necessary to both strengthen reporting lines and segregation of duties as well as improve technical accounting functionality.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Forbearance Agreements

On April 13, 2020, we and certain of our subsidiaries entered into a series of forbearance agreements with:

•

certain lenders (the “ABL Forbearing Parties”) of approximately 98% of the outstanding principal amount of the loans under the Third Amended and Restated Credit and Security Agreement (as amended, the “ABL Agreement”), dated as of September 26, 2018, by and among SAExploration Inc., a subsidiary of us, as the borrower, us, the other Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Cantor Fitzgerald Securities, as the agent (the “ABL Forbearance Agreement”);

•

certain lenders (the “Term Loan Forbearing Parties”) of approximately 82% of the outstanding principal amount of the term loans under the Term Loan and Security Agreement (as amended, the “Term Loan Agreement”), dated as of June 29, 2016, by and among us, as the borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Delaware Trust Company, as the Collateral Agent and as the Administrative Agent (the “Term Loan Forbearance Agreement”); and

•

certain holders (the “Notes Forbearing Parties” and together with the Term Loan Forbearing Parties and the ABL Forbearing Parties, the “Forbearing Parties”) of approximately 98% of the outstanding principal amount of the 2023 Notes issued pursuant to the indenture (as amended, the “2023 Notes Indenture” and, together with the Term Loan Agreement and the ABL Agreement, the “Debt Instruments”), dated as of September 26, 2018, by and among us, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral trustee (the “2023 Notes Forbearance Agreement” and together with the Term Loan Forbearance Agreement and the ABL Forbearance Agreement, the “Forbearance Agreements”).

As disclosed elsewhere in this Form 10–K, the report of our independent registered public accounting firm on our consolidated financial statements included in this Annual Report on Form 10–K contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern, which results in events of default under the ABL Agreement and the Term Loan Agreement and a cross default under the 2023 Notes Indenture. As a result of such events of default, we are unable to borrow additional amounts under our credit facility without the requisite approval of the lenders under such credit facility.

Pursuant to the Forbearance Agreements, however, the Forbearing Parties have agreed to refrain from exercising their rights and remedies under the Debt Instruments and applicable law with respect to these existing defaults and other events of default that have occurred and are continuing as further specified in the Forbearance Agreements until 5:00 p.m. (New York City time) on the earlier of (a) May 31, 2020 and (b) the date the Forbearance Agreements otherwise terminate in accordance with their terms.

The foregoing description of the Forbearance Agreements is a summary only and is qualified in its entirety by reference to the complete text of (i) the ABL Forbearance Agreement, attached as Exhibit 10.14 hereto, (ii) the Term Loan Forbearance Agreement, attached as Exhibit 10.31 hereto, and (iii) the 2023 Notes Forbearance Agreement, attached as Exhibit 10.38 hereto, each incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated in this Annual Report on Form 10–K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10–K, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated in this Annual Report on Form 10–K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10–K, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated in this Annual Report on Form 10–K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10–K, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated in this Annual Report on Form 10–K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10–K, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated in this Annual Report on Form 10–K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10–K, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

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

4.2

Indenture, dated July 27, 2016, by and among SAExploration Holdings, Inc., the guarantors named therein and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent (incorporated by reference from Exhibit 4.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

4.3

Notation of Guarantee executed July 27, 2016, among SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (incorporated by reference from Exhibit 4.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

4.4

First Supplemental Indenture, dated January 26, 2018, to Indenture dated July 27, 2016 by and among SAExploration Holdings, Inc., the guarantors named therein and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent (incorporated by reference from Exhibit 4.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on February 1, 2018)

4.5

Indenture, dated as of September 26, 2018, between SAExploration Holdings, Inc., the Guarantors from time to time party thereto and Wilmington Savings Fund Society, FSB, as Trustee and Collateral Trustee (incorporated by reference from Exhibit 4.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

4.6

First Supplemental Indenture, dated as of November 18, 2019, among SAExploration Holdings, Inc., the guarantors party thereto, Wilmington Savings Fund, FSB, as trustee and collateral trustee, and the holders party thereto (incorporated by reference from Exhibit 10.5 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 19, 2019)

4.7

Second Supplemental Indenture, dated as of January 10, 2020 among SAExploration Holdings, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and the holders party thereto (incorporated by reference from Exhibit 10.6 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

4.8

Third Supplemental Indenture, dated as of February 7, 2020 among SAExploration Holdings, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and the holders party thereto (incorporated by reference from Exhibit 10.30 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on February 7, 2020)

4.9

Warrant Agreement, dated as of July 27, 2016 between SAExploration Holdings, Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

4.10

Warrant Agreement, dated as of January 29, 2018, between SAExploration Holdings, Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent and the form of Series C Warrant Certificates (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on February 1, 2018)

4.11

Warrant Agreement, dated as of March 8, 2018, between SAExploration Holdings, Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent and the form of Series D Warrant Certificates (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 8, 2018)

4.12

Warrant Agreement dated as of September 6, 2018 between SAExploration Holdings, Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent and the form of Series E Warrant Certificates (incorporated by reference from Exhibit 4.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 11, 2018)

4.13

Warrant Agreement dated as of December 11, 2019 between SAExploration Holdings, Inc., a Delaware corporation,  and Continental Stock Transfer & Trust Company, a New York corporation (incorporated by reference from Exhibit 4.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on December 12, 2019)

4.14

Amendment to Warrant Agreement dated as of January 13, 2020 between SAExploration Holdings, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference from Exhibit 10.7 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

4.15

Registration Rights Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and CLCH, LLC (incorporated by reference from Exhibit 10.7 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on June 28, 2013)

4.16

Registration Rights Agreement dated July 27, 2016, between SAExploration Holdings, Inc. and the holders named therein (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

4.17

First Amendment dated as of August 25, 2016 to Registration Rights Agreement dated July 27, 2016, between SAExploration Holdings, Inc. and the holders named therein (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 25, 2016)

4.18

Registration Rights Agreement, dated January 29, 2018, by and among SAExploration Holdings, Inc. and the holders named therein (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on February 1, 2018)

4.19

Registration Rights Agreement, dated as of September 26, 2018, by and among SAExploration Holdings, Inc. and the Purchasers party thereto (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

4.20*	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1	Form of Indemnification Agreement (incorporated by reference From Exhibit 10.8 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on June 28, 2013)

10.2

Third Amended and Restated Credit and Security Agreement, dated as of September 26, 2018, among SAExploration, Inc., as Borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto and Cantor Fitzgerald Securities, as ABL Agent (incorporated by reference from Exhibit 10.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.3

Amendment No. 1 to Third Amended and Restated Credit and Security Agreement, dated as of January 25, 2019, among SAExploration, Inc., as Borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto and Cantor Fitzgerald Securities, as ABL Agent (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 25, 2019)

10.4

Subsequent Advance Commitment Request and Amendment No. 2 to Third Amended and Restated Credit and Security Agreement, dated as of September 23, 2019, among SAExploration, Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto and Cantor Fitzgerald Securities (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 25, 2019)

10.5

Amendment No. 3 to Third Amended and Restated Credit Agreement and Security Agreement, dated as of November 18, 2019, among SAExploration, Inc. SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 19, 2019)

10.6

Amendment No. 4 to Third Amended and Restated Credit Agreement and Security Agreement, dated as of November 22, 2019, among SAExploration, Inc. SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 29, 2019)

10.7

Amendment No. 5 to Third Amended and Restated Credit Agreement and Security Agreement, dated as of December 11, 2019, by and among SAExploration, Inc., a Delaware corporation, as borrower, SAExploration Holdings, Inc., a Delaware corporation, the other guarantors parties thereto, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the Lenders (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on December 12, 2019)

10.8

Amendment No. 6 to Third Amended and Restated Credit and Security Agreement, dated as of January 10, 2020 among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

10.9

Amendment No. 7 to Third Amended and Restated Credit and Security Agreement and Waiver, dated as of February 7, 2020 among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.28 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on February 7, 2020)

10.10*	Consent Letter dated February 20, 2020, with respect to the Third Amended and Restated Credit and Security Agreement

10.11*	Consent Letter dated March 18, 2020, with respect to the Third Amended and Restated Credit and Security Agreement

10.12

Forbearance Agreement, dated as of September 23, 2019, among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 23, 2019)

10.13

Amendment No. 1 to Forbearance Agreement, dated as of December  31, 2019, among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 2, 2020)

10.14*	Forbearance Agreement, dated as of April 13, 2020, among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto

10.15

Term Loan and Security Agreement, dated as of June 29, 2016, by and among SAExploration Holdings, Inc., as borrower, the guarantors named therein, as guarantors, the lenders, from time to time party thereto, as lenders and Delaware Trust Company, as collateral agent and administrative agent (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on July 1, 2016)

10.16

Amended and Restated Intercreditor Agreement, dated as of June 29, 2016, by and among Wells Fargo Bank, National Association, as lender and collateral agent, Wilmington Savings Fund Society, FSB, as trustee and collateral agent, Delaware Trust Company, as administrative agent, collateral agent and, upon execution of an additional indebtedness joinder and designation, the additional noteholder agent (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on July 1, 2016)

10.17

Amendment No. 1 to Amended and Restated Intercreditor Agreement, dated as of December 11, 2019, by and among Cantor Fitzgerald Securities, as agent, Delaware Trust Company, as administrative agent and collateral agent, and, the ABL Lenders and Term Lenders party thereto (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on December 12, 2019)

10.18

Amendment No. 1 dated as of October 24, 2016 to Term Loan and Security Agreement, dated as of June 29, 2016 (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 27, 2016)

10.19

Amendment No. 2 dated as of September 8, 2017 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 14, 2017)

10.20

Amendment No. 3 dated as of February 28, 2018 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 2, 2018)

10.21

Amendment No. 4 dated as of July 25, 2018 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on July 30, 2018)

10.22

Amendment No. 5 dated as of September 26, 2018 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.6 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.23

Amendment No. 6 dated as of January 25, 2019 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.11 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 25, 2019)

10.24

Amendment No. 7 dated as of March 5, 2019 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 8, 2019)

10.25

Amendment No. 8 to the Term Loan and Security Agreement, dated as of November 18, 2019 among SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 19, 2019)

10.26

Amendment No. 9 to the Term Loan and Security Agreement, dated as of November 22, 2019 among SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 29, 2019)

10.27

Amendment No. 10 to the Term Loan and Security Agreement, dated as of January 10, 2020 among SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.5 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

10.28

Amendment No. 11 to the Term Loan and Security Agreement and Waiver, dated as of February 7, 2020 among SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.29 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on February 7, 2020)

10.29

Forbearance Agreement, dated as of September 23, 2019, among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 23, 2019)

10.30

Amendment No. 1 to Forbearance Agreement, dated as of December 31, 2019, among SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 2, 2020)

10.31*	Forbearance Agreement, dated as of April 13, 2020, among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto

10.32

Security Agreement, dated July 27, 2016, by and among SAExploration Holdings, Inc., the guarantors named therein and Wilmington Savings Fund Society, FSB, as noteholder collateral agent (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

10.33

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

10.34

Amendment No. 1, dated as of January 26, 2018, to Security Agreement dated July 27, 2016, by and among SAExploration Holdings, Inc., the Guarantors named therein and Wilmington Savings Fund Society, FSB, as noteholder collateral agent (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on February 1, 2018)

10.35

Note Purchase Agreement, dated as of September 26, 2018, between SAExploration Holdings, Inc. and the Purchasers party thereto (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.36

Forbearance Agreement, dated as of September 23, 2019, among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 23, 2019)

10.37

Amendment No. 1 to Forbearance Agreement, dated as of December 31, 2019, among SAExploration Holdings, Inc. and the holders party thereto (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 2, 2020).

10.38*	Forbearance Agreement, dated as of April 13, 2020, among SAExploration Holdings, Inc. and the holders party thereto

10.39

Pledge and Security Agreement, dated as of September 26, 2018, by and among SAExploration Holdings, Inc. and certain of its subsidiaries in favor of Wilmington Savings Fund Society, FSB, as Collateral Trustee (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.40

Amendment No. 1 to Pledge and Security Agreement, dated as of January 25, 2019 by and among SAExploration Holdings, Inc. and certain of its subsidiaries in favor of Wilmington Saving Fund Society, FSB, as Collateral Trustee (incorporated by reference from Exhibit 10.18 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 25, 2019)

10.41

Intercreditor Agreement, dated as of September 26, 2018, among Cantor Fitzgerald Securities, as ABL Agent, Delaware Trust Company, as Term Agent and Wilmington Savings Fund Society, FSB, as Convertible Noteholder Trustee, and acknowledged and consented to by SAExploration Holdings, Inc. and certain of its subsidiaries (incorporated by reference from Exhibit 10.5 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.42

Amendment No. 1 to Intercreditor Agreement, dated as of December 11, 2019, by and among Cantor Fitzgerald Securities, as agent, Delaware Trust Company, as administrative agent and collateral agent, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and the ABL Lenders, Term Lenders and holders of Convertible Notes party thereto (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on December 12, 2019)

10.43

Secured Promissory Note made by SAExploration, Inc. to GTC, Inc., dated as of November 18, 2019 (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 19, 2019)

10.44

Purchase Money Security Agreement, dated as of November 18, 2019, between SAExploration, Inc. and GTC, Inc. (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 19, 2019)

10.45

Asset Sale Agreement, dated as of November 22, 2019 among SAExploration (Australia) Pty Ltd., SAExploration Holdings, Inc. and Terrex Pty Ltd. (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 29, 2019)

10.46

Asset Purchase Agreement for the Aklaq and Kuukpik Surveys, dated as of January 10, 2020 among SAExploration, Inc., ALASKAN Seismic Ventures, LLC. and TGS-NOPEC Geophysical Company ASA (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

10.47

Asset Purchase Agreement for the CRD Surveys, dated as of January 10, 2020 among SAExploration, Inc. and TGS-NOPEC Geophysical Company ASA (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

10.48

Sellers Side Letter Agreement, dated as of January 10, 2020, between SAE Exploration, Inc. and ALASKAN Seismic Ventures, LLC (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

10.49	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

10.50+

Executive Employment Agreement, dated as of August 19, 2019, between Michael Faust and SAExploration Holdings, Inc. (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 22, 2019)

10.51+

First Amendment to Executive Employment Agreement, dated February 27, 2020, between Michael Faust and SAExploration Holdings, Inc. (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 2, 2020)

10.52+

Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Jeff Hastings (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 9, 2016)

10.53+

Letter Amendment to Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Jeff Hastings, Brian Beatty, Brent Whiteley, Michael Scott, DarinSilvernagle and Ryan Abney (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on August 21, 2017)

10.54+

Letter Amendment to Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Jeff Hastings, Brian Beatty, Brent Whiteley, Michael Scott, DarinSilvernagle and Ryan Abney (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on August 21, 2017)

10.55+

First Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between SAExploration Holdings, Inc. and Jeff Hastings (incorporated by reference from Exhibit 10.20 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 16, 2018)

10.56+

Second Amendment to the Amended and Restated Executive Employment Agreement, dated as of August 15, 2019, between SAExploration Holdings, Inc. and Jeffrey Hastings (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 16, 2019)

10.57*+	Separation and Consulting Agreement, dated as of November 26, 2019, between SAExploration Holdings, Inc. and Jeffrey Hastings

10.58+

Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Brian Beatty (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 9, 2016)

10.59+

First Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between SAExploration Holdings, Inc. and Brian Beatty (incorporated by reference from Exhibit 10.23 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 16, 2018)

10.60+

Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Brent Whiteley (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 9, 2016)

10.61+

First Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between SAExploration Holdings, Inc. and Brent Whiteley (incorporated by reference from Exhibit 10.26 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 16, 2018)

10.62+

Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Mike Scott (incorporated by reference from Exhibit 10.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 9, 2016)

10.63+

First Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between SAExploration Holdings, Inc. and Mike Scott (incorporated by reference from Exhibit 10.28 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 16, 2018)

10.64+

Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Darin Silvernagle (incorporated by reference from Exhibit 10.5 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 9, 2016)

10.65+

First Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between SAExploration Holdings Inc. and Darin Silvernagle (incorporated by reference from Exhibit 10.30 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 16, 2018)

10.66+

Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings Inc. and Ryan Abney (incorporated by reference from Exhibit 10.6 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 9, 2016)

10.67+

First Amendment to Executive Employment Agreement, dated November 10, 2016, by and between SAExploration Holdings, Inc. and Ryan Abney (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 15, 2016)

10.68+

Second Amendment to Executive Employment Agreement, dated January 29, 2018, by and between SAExploration Holdings, Inc. and Ryan Abney (incorporated by reference from Exhibit 10.33 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 16, 2018)

10.69*+	Separation and Consulting Agreement, dated as of December 27, 2019, between SAExploration Holdings, Inc. and Ryan Abney

10.70+	Amended and Restated 2018 Long–Term Incentive Plan (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 14, 2018)

10.71+

Amendment to Amended and Restated 2018 Long–Term Incentive Plan (incorporated by reference from Exhibit 10.1 to SAExploration Holdings Inc.’s Current Report on Form 8–K filed with the SEC on October 19, 2018)

10.72+

Form of 2018 LTIP Restricted Stock Unit Notice and Agreement (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on April 4, 2019)

10.73+

Form of True–Up MIP Award Restricted Stock Unit Notice and Agreement (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on April 4, 2019)

10.74

Engagement Letter, dated as of August 15, 2019, between SAExploration Holdings, Inc. and Ham, Langston & Brezina, LLP (incorporated by reference from SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 16, 2019)

14.1	Code of Ethics (incorporated by reference from Exhibit 14.1 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K/A filed with the SEC on February 7, 2020)

21.1*	List of subsidiaries

23.1*	Consent of Pannell Kerr Forster of Texas, P.C.

31.1*	Rule 13a–14(a) Certification of Chief Executive Officer

31.2*	Rule 13a–14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101*	Interactive Data Files

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAExploration Holdings, Inc.

Date: April 13, 2020	By:	/s/ Kevin Hubbard
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

SIGNATURE	TITLE	DATE

/s/ Michael Faust	Chief Executive Officer, President and Chairman of the Board	April 13, 2020
Michael Faust	(principal executive officer)

/s/ Kevin Hubbard	Interim Chief Financial Officer	April 13, 2020
Kevin Hubbard	(principal financial officer and principal accounting officer)

/s/ L. Melvin Cooper	Director	April 13, 2020
L. Melvin Cooper

/s/ Gary Dalton	Director	April 13, 2020
Gary Dalton

/s/ Alan B. Menkes	Director	April 13, 2020
Alan B. Menkes

/s/ Jacob Mercer	Director	April 13, 2020
Jacob Mercer