Form 10-K/A
period 2019-12-31
SAExploration Holdings, Inc.
filed 2020-05-13
CIK 1514732

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

As of May 1, 2020, the registrant has 4,436,292 shares of common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

SAExploration Holdings, Inc. (together with its subsidiaries, “we”, “our” or “us”) is filing this Amendment No. 1 to Annual Report on Form 10–K/A (this “Form 10–K/A”) to amend our Annual Report on Form 10–K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2020 (the “Original Filing”), (i) to disclose that we had filed the Original Filing with the SEC after the filing deadline applicable to us for the filing of an Annual Report on Form 10-K in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (the "Order") and (ii) to include the information required by Items 10 through 14 of Part III of Form 10–K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10–K, which permits the information in Part III to be incorporated in the Form 10–K by reference from our definitive proxy statement or an amendment to the Original Filing if such statement or amendment is filed with the SEC no later than 120 days after our fiscal year-end. We are filing this Form 10–K/A to include Part III information in our Form 10–K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.  We are also relying on the Order to delay the filing of this Form 10-K/A after the filing deadline applicable to us for the filing of the Part III information.

On March 30, 2020 and April 29, 2020, we filed Current Reports on Form 8-K with the SEC to indicate our intention to rely on the Order for the extension of the filing of the Original Filing and this Form 10-K/A, respectively. Consistent with our statements made in the Form 8-K filings, we were unable to file the Original Filing until April 14, 2020 and this Form 10–K/A until the date hereof because our operations and business have experienced significant disruptions due to the unprecedented conditions surrounding the COVID–19 coronavirus pandemic. Specifically, and as described in the Form 8-K filings, in response to the COVID–19 coronavirus outbreak and out of an abundance of caution, our personnel (other than our active survey crews) have been working remotely as much as possible since on or about March 14, 2020. Further, during the week of March 22, 2020, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty and Montgomery Counties (all counties in the state of Texas) issued various orders further limiting our ability to conduct our normal business operations. Our headquarters and most of our management and financial, accounting and legal personnel, as well as certain of our professional advisors are all located in these counties. The disruptions in staffing, communications and access to personnel resulted in delays, limited support and insufficient time to complete our audit of our financial statements and internal control assessment and to complete our financial reporting process and prepare the Original Filing. The delay in completing the Original Filing together with the continuing disruptions described above also delayed our ability to process and prepare this Form 10–K/A.

In accordance with Rule 12b–15 under the Securities and Exchange Act of 1934, as amended, Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety. No attempt has been made in this Form 10–K/A to modify or update other disclosures presented in the Original Filing to reflect events occurring after the date of the Original Filing.  This Form 10–K/A should be read in conjunction with the Original Filing and with our filings made with the SEC subsequent to the filing of the Original Filing.

Our principal executive officer and principal financial officer are providing currently dated certifications as required under Section 302 of the Sarbanes–Oxley Act of 2002 as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended. These certifications are filed as Exhibits 31.3 and 31.4.  We are not including updated certifications under Section 906 of the Sarbanes–Oxley Act of 2002, as there are no financial statements included in this Form 10–K/A.

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Form 10–K/A contains “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21F of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based our forward–looking statements on our current expectations and estimates of future events and trends, which affect or may affect our business and operations.  Although we believe that these forward–looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us.  Many important factors, in addition to the risk factors identified in Item 1A in the Original Filing, may have a material adverse effect on our results as indicated in the following forward–looking statements.  You should read this Form 10–K/A, the Original Filing and the documents that we have filed as exhibits hereto completely and with the understanding that our actual results may be materially different from what we expect.

Our forward–looking statements may be influenced by the following factors, among others:

•

our ability to identify, evaluate and complete any strategic alternative or transaction with respect to our capital structure and to refinance or restructure our indebtedness or improve our stockholders’ deficit;

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

•	increases in the level of activism against oil and natural gas exploration and development activities;
•	need to manage rapid growth and contraction of our business;
•	operational disruptions due to seasonality, weather and other external factors;
•	crew availability and productivity;
•	whether we enter into turnkey or term contracts;
•	high fixed costs of operations;
•	substantial international business exposing us to currency fluctuations and global factors, including economic, political and military uncertainties;
•	risks relating to cyber incidents;
•	ability to retain key executives;
•	need to comply with diverse and complex laws and regulations;
•	the possible impact on payments received from the State of Alaska regarding tax credits that have been issued;
•	risks related to the delisting of our common stock from the NASDAQ Capital Market;
•	costs and outcomes of pending and future litigation; and
•

the time and expense required for us to respond to the SEC, DOJ and DOR investigations and for us to complete our internal investigation, which expenses have been and are likely to continue to be material and are likely to have a material adverse impact on our cash balance, cash flow and liquidity.

The words “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan to,” “ought,” “could,” “will,” “should,” “likely,” “appear,” “project,” “forecast,” “outlook” or other similar words or phrases are intended to identify forward–looking statements.  These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information.  The forward–looking statements speak only as of the date they were made and, except as required by law, we undertake no obligation to update, amend or clarify any forward–looking statements because of new information, future events or other factors.  All our forward–looking information involves risks and uncertainties that could cause actual results to differ materially from the results expected.  Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of the risk factors identified in Item 1A in the Original Filing or in our subsequent filings with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table shows information as of May 1, 2020 regarding members of our Board of Directors and our executive officers.  Members of our Board of Directors are elected for one–year terms.

Name	Age	Position
Michael Faust	59	President, Chief Executive Officer and Chairman
Mike Scott	62	Executive Vice President Operations
Kevin Hubbard	48	Interim Chief Financial Officer
John Simmons	52	Vice President
Darin Silvernagle	54	Senior Vice President Marine
David A. Rassin	39	Vice President, General Counsel, Secretary and Chief Compliance Officer
L. Melvin Cooper	66	Director
Gary Dalton	65	Director
Alan Menkes	61	Director
Jacob Mercer	45	Director

Michael Faust has served as our Chairman of the Board, Chief Executive Officer and President since February 2020 and has served on our Board since 2017.  From August 2019 to February 2020, Mr. Faust served as our Chairman and Interim President. Prior to that, Mr. Faust served as the Interim President and Chief Executive Officer of Obsidian Energy Ltd. (TSX: OBE) (“Obsidian”), a Canadian-listed public company in the oil and natural gas industry, from March 2019 through August 2019.  He has also served on its Board of Directors and its Operations and Reserves Committees since April 2018. Since March 2019, Mr. Faust has served on the Board of Directors of Parker Drilling Company (NYSE: PKD), a U.S.–listed provider of drilling services and rental tools to the energy industry in the U.S. and international markets, where he serves on the Audit and Corporate Governance Committees. Previously, Mr. Faust had a long career of increasing responsibilities with ExxonMobil, ConocoPhillips Alaska, Inc. and ConocoPhillips Canada Ltd., where he oversaw and managed the companies’ exploration and strategy in those regions. Mr. Faust earned his Master of Arts degree in Geophysics from the University of Texas at Austin in 1984, after receiving his Bachelor of Science degree in Geology from the University of Washington in 1981. Mr. Faust is a Certified Petroleum Geologist and is a member of the American Association of Petroleum Geologists (AAPG) and the Society of Exploration Geophysicists (SEG).

Mr. Faust has over 35 years of industry, financial and leadership experience within the oil and natural gas sector, including diverse geological, geophysical and reservoir experience spanning many different basins and formations throughout the world.  We believe that Mr. Faust is qualified to serve on the Board based on his oil and natural gas services industry knowledge and investment and financial expertise.

Mike Scott has served as our Executive Vice President Operations since 2011.  Mr. Scott began his career in the geophysical industry in the mid–1970s.  Over the course of his career, he advanced to senior management positions in both North and South America.  In 1985, Mr. Scott co–founded Venture Seismic Ltd.(“Venture”), a Canadian seismic acquisition business.  As the Executive Vice President of Venture, Mr. Scott oversaw operations and played an integral role in growing the company.  In 1991, he sold his shares in Venture and joined Veritas, an international seismic services company.  During his 20–year tenure at Veritas, Mr. Scott was consistently promoted into more senior roles, culminating in the role of VP North America Land.  He made significant contributions to the company’s growth through market expansion, strategic positioning and implementation of a comprehensive HSE&Q management system.  In 2011, Mr. Scott left CGG Veritas to bring his extensive operational, managerial and leadership expertise to us.

Kevin Hubbard has served as our Interim Chief Financial Officer since August 2019.  Mr. Hubbard has served as a partner of the accounting firm Ham, Langston & Brezina, L.L.P. since April 2017.  Prior to that, Mr. Hubbard served in a number of positions with BDO USA, LLP from 1997 to 2017, including as the Office Managing Partner (Houston & Austin offices) and Regional Managing Partner for the Southwest Region.  Mr. Hubbard earned his

Bachelor’s Degree in Accounting from the University of Houston–Clear Lake in 1996.  He is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

John Simmons has served as our Vice President since May 1, 2020. On the day immediately following the date on which our Quarterly Report on Form 10–Q for the quarter ended March 31, 2020 is filed with the SEC, he will also be appointed as our Chief Financial Officer. Prior to joining us, Mr. Simmons was the Chief Financial Officer at Dauphine Energy, LLC, a privately held oil and gas company, from March 2019 until March 2020.  Prior to that, Mr. Simmons held various positions with BHP Petroleum from 2001 until April 2018, including as a member of BHP Petroleum’s Executive Leadership Team as the Head of Global Planning from 2014 to 2018, as the Chief Financial Officer of Petrohawk Energy following its acquisition by BHP Petroleum from 2011 until 2014, as Global Controller from 2005 to 2010 and as a Finance and Planning Manager for the Americas Division from 2001 to 2005. Prior to joining BHP, Mr. Simmons was the Planning Manager at PetroCosm from 2000-2001 and, prior to that, he worked at Union Oil Company of California (Unocal) serving in a variety of roles within planning, finance, accounting and economic evaluation from 1993 to 2000. Mr. Simmons has a Bachelor of Science from McNeese State University and a Master of Business Administration from Texas A&M University. He is also a Certified Public Accountant in the State of Texas.

Darin Silvernagle has served as our Senior Vice President Marine since 2011.  Mr. Silvernagle embarked on his career in the geophysical services industry in the mid–1980s. Mr. Silvernagle has worked extensively in the land seismic industry including assignments in the diverse operating environments of Canada, the Canadian Arctic, the North Slope of Alaska, the US Lower 48, the Middle East and South America. Mr. Silvernagle spent 10 years in the field, supporting roles for all aspects of the crew operations. In 1994, he began a journey with Veritas. Over the next 17 years, he grew with them through Veritas DGC Land and finally CGGVeritas. Mr. Silvernagle held a variety of roles including Technical Manager of North and South America and VP of Resources for the Global Land Division. In these roles, Mr. Silvernagle managed all aspects of technical operations in both field and office locations. In 2011, Mr. Silvernagle joined SAE as Executive Vice President of Technology and Marine Technology. He provides in-depth understanding of all seismic acquisition techniques and the technologies behind them. His leadership skills have helped to build the strongest technical teams in the industry.

David Rassin has served as Vice President, General Counsel, Secretary and General Counsel since April 2020.  Prior to that, Mr. Rassin was Senior Counsel-International at Patterson-UTI Energy, Inc. from March 2017 until April 2020 and was also the Director of Ethics and Compliance at Patterson-UTI Energy, Inc. from September 2014 until April 2020.  Prior to joining Patterson-UTI Energy, Inc., Mr. Rassin was Compliance Counsel at CB&I (now McDermott International, Inc.) from June 2013 until September 2014 and was Senior Attorney – Anti-Corruption Compliance at KBR, Inc. from October 2011 through June 2013.  Prior to joining KBR, Inc., Mr. Rassin practiced law at Zimmerman, Axelrad, Meyer, Stern & Wise from October 2005 until September 2011.  Mr. Rassin earned a bachelor’s degree from the University of Calgary in 2002 and a juris doctorate from the Tulane University Law School in 2005.

L. Melvin Cooper has served on our Board since 2016.  Mr. Cooper has been the Senior Vice President and Chief Financial Officer of Forbes Energy Services Ltd. (OTC: FLSS) (“Forbes”), a public company in the energy services industry, since 2007. Forbes filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2017 and successfully emerged in April 2017. Prior to Forbes, Mr. Cooper served in financial or operating roles of various companies involved in oilfield site preparation, new home construction, supply chain management, and other industries. Since 2012, Mr. Cooper has served on the Board of Directors of Par Pacific Holdings, Inc. (NYSE: PARR), where he is a member of the Audit, Nominating and Corporate Governance Committees. Mr. Cooper served on the Board of Directors of Flotek Industries, Inc. (NYSE: FTK) from 2010 to 2020, where he was a member of the Nominating and Corporate Governance, Audit, and Compensation Committees. Mr. Cooper received a Board Leadership Fellow certification from the National Association of Corporate Directors (“NACD”) where he is also a member of the Board of Directors of the NACD Houston/Austin/San Antonio Chapter. Mr. Cooper earned a degree in accounting from Texas A&M University–Kingsville in 1975 and is a Certified Public Accountant.

We believe that Mr. Cooper is qualified to serve on the Board based on his public company experience, operational experience, and financial expertise. Mr. Cooper’s accounting background also adds to the expertise of the Board.

Gary Dalton has served on our Board since 2013.  Mr. Dalton has been the President of Latash Investments LLC, an investment advisory firm based in Alaska, since 2001. He previously served as Chief Financial Officer and

Executive Vice President at National Bank of Alaska for more than 20 years. Prior to joining National Bank of Alaska, he worked for the Comptroller of the Currency as a Bank Examiner. Mr. Dalton is a Trustee of the Alaska Permanent Fund Corporation and a Board member of the Alaska Museum Foundation. He graduated from the University of Puget Sound.

We believe that Mr. Dalton is qualified to serve on the Board based on his investment and financial expertise.

Alan B. Menkes has served on our Board since 2018.  Mr. Menkes currently serves as the Managing Partner of Empeiria Capital Partners, a private equity firm that he co–founded in 2002. Prior to founding Empeiria, from 1998 through 2002, Mr. Menkes was Co–Director of Private Equity and a member of the Executive Committee of Thomas Weisel Partners, during which period he also served on the boards of directors of a number of companies including Stellent Inc., a public company. Mr. Menkes currently serves on the Board of Directors of Key Energy Services, Inc. (OTC: KEGX), a public company in the energy services industry, and on its Compensation and Nominating and Governance Committees. He also currently serves as Chairman of the Board of Directors of Tank Partners Holdings LLC, a company controlled by Empeiria, and was previously on the Boards of Integrated Drilling Equipment Holdings, a public company, Stella Environmental Services and Conner Steel Products Holdings. From 2011 to 2012, Mr. Menkes served as the CEO of Empeiria Acquisition Corp., a public special purpose acquisition company until it closed its merger with an operating company in December 2012. From 2009 through 2010, Mr. Menkes served as the managing partner of G2 Investment Group LLC, a diversified asset management firm. Between 2007 and 2008, Mr. Menkes was a Partner of Enterprise Infrastructure Ventures, a real estate investment firm, and the Chief Strategic and Investment Officer of CS Technology, an affiliate of Enterprise Infrastructure Ventures. Mr. Menkes earned a B.A. in Economics with Highest Distinction from the University of Virginia in 1980 and a M.B.A. with Distinction from the Wharton School at the University of Pennsylvania in 1982.

We believe that Mr. Menkes is qualified to serve on the Board based on his significant investment and leadership skills and board experience.

Jacob Mercer was appointed to our Board in February 2020.  Mr. Mercer is a Partner, Head of Special Situations and Restructuring at Whitebox Advisors LLC (“Whitebox”). Prior to joining Whitebox in 2007, Mr. Mercer worked for Xcel Energy as Assistant Treasurer and Managing Director. Before joining Xcel Energy, he was a Senior Credit Analyst and Principal at Piper Jaffray and a Research Analyst at Voyageur Asset Management. Mr. Mercer also served as a logistics officer in the United States Army. He previously served as a member of our Board from July 2016 to June 2019. Mr. Mercer currently serves on the board of director of A. M. Castle & Co. (2017 – present) (OTCQB:CTAM) and formerly served on the boards of directors of Platinum Energy Solutions (2013-2017) (formerly NYSE: FRAC), and Par Pacific Holdings, Inc., formerly Par Petroleum Corporation (2012-2015) (NYSE: PARR). Mr. Mercer holds a BA with a double major in economics and business management from St. John’s University. He also holds the Chartered Financial Analyst (CFA) designation.

We believe that Mr. Mercer is qualified to serve on our Board based on his investment and financial expertise.

Director Nominations Pursuant to Our Certificate of Incorporation and Bylaws

As a result of our restructurings in 2016 and 2017 and in accordance with our certificate of incorporation and bylaws, Whitebox, BlueMountain Capital Management, LLC (“BlueMountain”) and Highbridge Capital Management, LLC (“Highbridge”) each have the right to choose one director to be nominated for so long as each of their common stock holdings exceed 9% of the total shares outstanding. Mr. Menkes was nominated to serve on the Board by BlueMountain in January 2018, and Mr. Mercer was nominated to serve on the Board by Whitebox in February 2020.  At this time, Highbridge has not nominated a director to serve on the Board.

Board Committees

The Board has a standing Audit Committee, Compensation Committee and Nominating Committee. In addition to the standing committees, a Special Committee was formed in August 2019 to oversee an internal investigation with respect to the previously disclosed SEC investigation and any related matters.  Committee members and committee chairs are appointed by the Board. The current members of these committees are identified in the following table:

Director	Audit Committee	Compensation Committee	Nominating Committee	Special Committee
L. Melvin Cooper (1)	Chairman	X	X	X
Gary Dalton	X	Chairman	X
Alan B. Menkes	X		Chairman	Chairman
Jacob Mercer (2)		X	X	X
(1)	The Board has determined that Mr. Cooper is an “audit committee financial expert” as defined under the rules and regulation of the SEC.
(2)	The Board appointed Mr. Mercer as an additional member of the Special Committee on March 30, 2020.

Each committee of the Board other than the Special Committee functions pursuant to a written charter adopted by the Board. A copy of each committee charter is available on the investor relations section of our website, www.saexploration.com.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) for our directors, officers and other employees. A copy of the Code is available on the “Investors” section of our website, www.saexploration.com. If we make any substantive amendment to the Code or grant any waiver to the Code, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8–K filed with the SEC.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our outstanding shares of common stock (collectively, the “reporting persons”) to file with the SEC initial reports of their beneficial ownership and reports of changes in their beneficial ownership of our common stock. Based solely on a review of such reports and written representations made by our executive officers and directors with respect to the completeness and timeliness of their filings, we believe that all Section 16(a) filing requirements applicable to our reporting persons were complied with during 2019, except that Messrs. Hastings, Beatty, Whiteley, Scott, Silvernagle and Abney were each late in filing one Form 4 disclosing two transactions, and Whitebox was late in filing one Form 4 disclosing two transactions.

ITEM 11. EXECUTIVE COMPENSATION

Overview of the Compensation Program

The Compensation Committee has overall responsibility for the approval, evaluation and oversight of our compensation program.

For 2019, our compensation program had four primary components:

•	base salary;
•	cash performance bonus;
•	long–term incentive awards; and
•	benefits.

To provide stability and appropriate incentive, Messrs. Faust, Scott and Silvernagle are all parties to employment agreements that expire on December 31, 2020, subject to earlier termination in certain circumstances, with subsequent automatic annual renewals for one–year terms unless notice to terminate is provided by either party at least 90 days prior to the expiration of any such term.

Base Salary

Base salaries are the foundation of our executive compensation program. They provide a fixed baseline level of cash compensation based on each executive officer’s position, experience, level of responsibility, individual job performance, contribution to our corporate performance, job tenure and future potential. Base salary levels also impact amounts paid under other elements of our executive compensation program including cash performance bonuses and long–term incentive awards.

The original employment agreement for Mr. Faust, which was effective upon his employment as interim President on August 19, 2019, provided for the payment of a signing bonus of $1,000,000 and a base salary of $100,000 per month, provided, however, that Mr. Faust would be required to repay us the singing bonus if Mr. Faust terminated his position as interim President and/or the employment agreement.  On April 1, 2020, we entered into an amended and restated employment agreement with Mr. Faust, which provides for an annual base salary of $750,000.

The employment agreements for Messrs. Scott and Silvernagle, which were effective as of January 29, 2018, set base salaries for 2019 as follows: Mr. Scott ($300,600) and Mr. Silvernagle ($262,800). The employment agreements also provide that, for any calendar year during the term of the employment agreements in which the prior calendar year’s Free Cash Flow (as defined in the employment agreements) equals or exceeds $15 million, the executive officers’ base salaries will be as follows: Mr. Scott ($333,716) and Mr. Silvernagle ($291,818). As our Free Cash Flow for 2019 was greater than $15 million, base salaries for 2020 for Messrs. Scott and Silvernagle were increased to $331,716 and $291,818, respectively. The Compensation Committee believes that the base salaries for 2019 were within a reasonable range of base salaries for comparable executive talent.

Cash Performance Bonus

We include an annual cash performance bonus as part of our compensation program because we believe this element of compensation provides each executive officer the opportunity to receive a cash performance bonus based on the achievement of specified performance goals by such executive officer.

The performance goals that determine the amount of the cash performance bonus for Mr. Faust are tied to cash flow targets, Adjusted EBITDA targets, revenue targets, individual performance targets, and health, safety and environment (“HSE”) targets.  The performance goals that determine the amount of the cash performance bonuses for Messrs. Scott and Silvernagle are defined in each employment agreement and are tied to Free Cash Flow targets, Adjusted EBITDA targets, individual performance targets and HSE targets. These performance goals are set by the Compensation Committee.

In the event that our Free Cash Flow for the prior calendar year is less than $15 million, the employment agreements for Messrs. Scott and Silvernagle provide an annual cash performance bonus with an annual target amount of 30% of base salary and a guaranteed annual cash performance bonus of at least 15% and as much as 45% of base salary, in each case, if certain performance goals are achieved.

In the event that our Free Cash Flow for the prior calendar year is greater than $15 million, the employment agreements for Messrs. Scott and Silvernagle provide an annual cash performance bonus with (i) an annual target amount of 50% of base salary and a guaranteed annual cash performance bonus of at least 25% and as much as 75% of base salary for Mr. Scott and (ii) an annual target amount of 40% of base salary and a guaranteed annual cash performance bonus of at least 20% and as much as 60% of base salary for Mr. Silvernagle, in each case, if certain performance goals are achieved.

Based on the performance goals described above, the cash performance bonuses for 2019 (paid in 2020) for Mr. Scott was $113,456 and for Mr. Silvernagle was $99,189.

Long–Term Incentive Awards

The long–term incentive awards deliver a targeted percentage of base salary to each executive officer based on the achievement of our long–term goals.

The Compensation Committee approved the long–term incentive awards plan to promote retention of executive officers, increase the proportion of their total performance–based compensation, and provide an incentive to achieve our long–term strategic and financial goals.

In the event that our Free Cash Flow for the prior calendar year is less than $15 million, the employment agreements for Messrs. Scott and Silvernagle provide a target aggregate value of long–term incentive awards with (i) a target value of 35% of base salary for Mr. Scott and (ii) a target value of 14% of base salary for Mr. Silvernagle.

In the event that our Free Cash Flow for the prior calendar year is greater than $15 million, the employment agreements for Messrs. Scott and Silvernagle provide a target aggregate value of long–term incentive awards with (i) a target value of 11% of base salary for Mr. Scott and (ii) a target value of 4.6% of base salary for Mr. Silvernagle.

Based on the performance goals described above, the value of the long–term incentive awards for 2019 for Mr. Scott was $132,365 and for Mr. Silvernagle was $46,288 and the corresponding number of restricted stock units (“RSUs”) granted in 2020 to Mr. Scott was 96,617 and for Mr. Silvernagle was 33,787.  These RSUs vest on September 30, 2021.

In addition to the long–term incentive awards described above and in accordance with the employment agreements for Messrs. Scott and Silvernagle, we also award restricted stock or RSUs under a Management Incentive Program (the “MIP”) to our executive officers. In 2019, upon approval of the Compensation Committee, Mr. Scott was awarded 60,319 RSUs and Mr. Silvernagle was awarded 27,841 RSUs, of which one–half vested in April 2019 and one–half will vest in January 2021.

Benefits

We believe in a simple, straight–forward compensation program and, as such, Messrs. Faust, Scott and Silvernagle are not provided unique perquisites or other personal benefits other than with respect to Messrs. Scott and Silvernagle, their monthly car allowances, and other than with respect to Messrs. Faust and Scott, payment for their housing in Houston. Consistent with this strategy, no other perquisites or personal benefits have, or are, expected to exceed $10,000 for Messrs. Faust, Scott and Silvernagle.

We provide company benefits that we believe are standard in the industry. These benefits consist of a group medical, dental and vision insurance program for employees and their qualified dependents, group life insurance for employees and retirement savings plans.

Summary Compensation Table

The following table provides summary information concerning the compensation of the Named Executive Officers for the years ended December 31, 2019 and 2018:

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Non–Equity Incentive Plan (2)	All Other Compensation (3)	Total
Michael Faust (4)	2019	$363,831	$1,000,000	$–	$–	$7,345	$1,371,176
CEO, President and Chairman of the Board
Jeff Hastings (5)	2019	520,889	–	750,393	–	168,949	1,440,231
Former CEO, Chairman of the Board	2018	559,703	–	3,902,752	125,757	67,098	4,655,310
Brian Beatty (6)	2019	559,703	–	750,393	–	62,976	1,373,072
Former COO	2018	559,703	–	3,902,752	125,757	36,759	4,624,971
Brent Whiteley (7)	2019	263,768	–	529,583	–	73,813	867,164
Former CFO, General Counsel and Secretary	2018	403,410	–	3,099,219	78,668	55,098	3,636,395
Mike Scott	2019	300,600	–	272,871	113,456	38,598	725.525
Executive Vice President Operations
Darin Silvernagle	2019	262,800	–	118,297	99,189	12,000	492,286
Senior Vice President Marine

(1)

Reflects the grant date fair value of RSU awards for each Named Executive Officer computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. We determine the grant date fair value of the awards by multiplying the number of RSUs granted by the closing price of one share of our common stock on the award grant date. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting or the sale of the RSUs.

(2)	Represents the amounts earned under our non–equity incentive plan for 2019 and 2018, respectively. Amounts were paid in 2020 and 2019, respectively.

(3)

Represents payment of monthly automobile allowances ($2,750/month for Messrs. Hastings and Beatty, $1,750/month for Messrs. Whiteley and Scott and $1,000/month for Mr. Silvernagle), the payment for housing in Houston for Messrs. Faust, Hastings, Beatty and Scott and the payment of amounts to Messrs. Hastings and Whiteley in connection with their resignation or termination of employment as set forth in the footnotes below.

(4)

Mr. Faust became an employee in August 2019 and received a $1,000,000 signing bonus. Amounts in the table do not include Mr. Faust’s compensation paid to him as a director, which is reflected in the Director Compensation table below.

(5)

Mr. Hastings voluntarily resigned his employment effective November 30, 2019.  Mr. Hastings received $121,101 for accrued but unused vacation through his resignation and $21,312 for consulting services in the month of December 2019, and forfeited 289,195 unvested RSU awards.

(6)	Mr. Beatty’s employment was terminated effective December 30, 2019. In 2020, Mr. Beatty received $110,488 for accrued but unused vacation and forfeited 289,195 unvested RSU awards.

(7)	Mr. Whiteley’s employment was terminated effective August 15, 2019. In 2019, Mr. Whiteley received $59,813 for accrued but unused vacation and forfeited 151,836 unvested RSU awards.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding restricted stock unit awards at December 31, 2019:

Name	Number of Units that Have Not Vested	Market Value of Units that Have Not Vested (1)
Mike Scott	58,208 (2)	$176,952
	20,174 (3)	61,329

Darin Silvernagle	26,866 (2)	81,673
	7,055 (3)	21,447

(1)	Based on the closing price of our common stock on December 31, 2019 of $3.04.

(2)	These RSUs vest on January 29, 2021.

(3)	These RSUs vest on September 30, 2020.

Termination of Employment and Change–in–Control Provisions

Messrs. Faust, Scott and Silvernagle are each party to employment agreements that provide them with post–termination benefits in a variety of circumstances. The amount of compensation payable in some cases may vary depending on the nature of the termination, whether as a result of retirement/voluntary termination, involuntary not–for–cause termination, termination following a change of control and in the event of disability or death of the executive.

The amended and restated employment agreement for Mr. Faust provides that, in the event of a termination of Mr. Faust’s employment by us without cause (as defined in the employment agreement), by the executive for good reason (as defined in the employment agreement), or by us on account of our failure to renew the employment agreement within 12 months following a change of control (as defined in the employment agreement),we will pay Mr. Faust (i) all accrued but unpaid base salary and vacation, (ii) a severance amount equal to the sum of (a) 12 months of base salary plus (b) the amount of the annual performance cash award that he would have earned at the target percentage for the calendar year in which the termination occurs, which severance amount will be paid in a single lump sum payment, and (iii) reimbursement of premiums associated with continuation of coverage through COBRA for a period of up to 18 months.  In the event of a termination of Mr. Faust’s employment for cause (as defined in the employment agreement) or by Mr. Faust without good reason, we will pay Mr. Faust all accrued but unpaid base salary and vacation.

The employment agreements for Messrs. Scott and Silvernagle provide that, in the event of a termination of the executive’s employment by us without cause (as defined in the employment agreements), by the executive for good reason (as defined in the employment agreements), or, within six months of a change of control (as defined in the employment agreements) should we not renew or replace the employment agreements with an agreement containing substantially the same or better terms, we will pay the executive (i) all accrued but unpaid base salary and vacation, (ii) a prorated portion of any bonus for the year such executive was terminated, (iii) a payment equal to the previous two years’ bonuses, (iv) a severance amount equal to 24 months of base salary, and (v) 5% of the accrued but unpaid base salary as compensation for the loss of employment benefits.

Amended and Restated 2018 Long–Term Incentive Plan

Our Amended and Restated 2018 Long–Term Incentive Plan (the “Plan”) allows for the issuance of stock options (both incentive and non–qualified), stock appreciation rights, restricted stock awards, restricted stock units, other stock–based awards and cash–based awards. As of December 31, 2019, there were 2,750,000 shares authorized for issuance under the Plan. No more than 100,000 shares of common stock may be granted as incentive stock options under the Plan to any single participant during any single calendar year.

Director Compensation

The table below shows the compensation paid to each non–employee director who served on the Board in 2019. Directors who are also employees (currently Mr. Faust) receive no compensation for their service as directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Total
L. Melvin Cooper	$136,666	$–	$136,666
Gary Dalton	80,000	–	80,000
Michael Faust (1)	71,250	–	71,250
Alan B. Menkes	121,666	–	121,666

(1)

Effective August 19, 2019, Mr. Faust became an employee. Amounts in the table do not include Mr. Faust’s compensation paid to him as an employee, which is reflected in the Summary Compensation Table above.

For services performed in 2019, each non–employee director received cash fees of $75,000, with the Chairman of the Audit Committee and the Lead Independent Director each receiving an additional annual cash fee of $20,000 and the Chairman of the Compensation Committee receiving an additional annual cash fee of $5,000. In addition, each director is reimbursed for his out of pocket expenses in connection with attending meetings.

Each director may make an election to receive the annual cash fees described above in the equivalent value in shares of the Company’s common stock. If so elected, such director will be automatically granted an award of common stock, restricted stock or restricted stock units under the Plan. No director made such an election in 2019.

Each year, the Compensation Committee determines whether to award to each non–employee director an annual grant of equity for Board and committee service for the year, which grant shall be $50,000 of equity. The Compensation Committee determined not to make any such awards in 2019.

In addition, commencing as of August 5, 2019, each member of the Special Committee received cash fees of $25,000 per calendar quarter (pro-rated for partial calendar quarters) during 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 1, 2020, information regarding the beneficial ownership of our common stock by the following:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of common stock;
•	each of our directors and named executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including warrants that are currently exercisable or exercisable within 60 days of May 1, 2020. Shares issuable pursuant to warrants are deemed outstanding for computing the percentage of the person holding such equity instruments but are not outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

The calculation of the percentage of beneficial ownership is based on 4,436,292 shares of common stock outstanding as of May 1, 2020.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is 1160 Dairy Ashford Rd., Suite 160, Houston, TX 77079.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
5% Beneficial Owners:
Whitebox Advisors LLC (1)	2,336,725	35.34%
DuPont Capital Management Corp.(2)	683,954	15.25%
BlueMountain Capital Management, LLC (3)	465,689	9.99%
Highbridge Capital Management, LLC (4)	449,022	9.99%
Officers and Directors:
Michael Faust	–	–
Mike Scott (5)	35,929	*
Darin Silvernagle (6)	15,255	*
L. Melvin Cooper (7)	375	*
Gary Dalton	–	–
Alan Menkes	–	–
Jacob Mercer (8)	–	–
Jeff Hastings (9)	118,929	2.68%
Brian Beatty (10)	41,717	*
Brent Whiteley (11)	96,991	2.19%
All directors and executive officers as a group (12 persons)	305,796	6.89%

*	Less than 1%.
(1)

The business address of the reporting person is 3033 Excelsior Blvd., Suite 300, Minneapolis, Minnesota 55416. The foregoing information was derived from a Schedule 13D/A filed on February 20, 2020, in which the reporting person identifies itself as having shared voting and dispositive power over 2,336,725 shares of common stock, which includes (i) 160,480 shares of common stock and (ii) 2,176,245 additional shares of common stock issuable upon the exercise of 2,446,026 Series C Warrants, 4,997,800 Series D Warrants, 29,233,812 Series E Warrants and 342,369 Series F Warrants, all of which the reporting person could exercise within 60 days of May 1, 2020. The Schedule 13D/A further indicated that Whitebox General Partner LLC has shared voting and dispositive power over 2,336,725 shares of common stock, Whitebox Multi–Strategy Partners, LP has shared voting and dispositive power over 1,431,195 shares of common stock, Whitebox Credit Partners, LP has shared voting and dispositive power over 449,460 shares of common stock, and Whitebox Asymmetric Partners, LP has shared voting and dispositive power over 347,027 shares of common stock.

(2)

The business address of the reporting person is 1 Righter Parkway, Suite 3200, Wilmington, DE 19803. The foregoing information was derived from a Schedule 13G/A filed on January 8, 2020, in which the reporting person identifies itself as having sole voting and dispositive power over 662,467 shares of common stock, which includes (i) 633,964 shares of common stock and (ii) 570,051 Series C Warrants convertible into 28,503 shares of common stock. The foregoing information was also derived from our knowledge of the reporting person’s ownership of 21,487 Series F Warrants convertible into 21,487 shares of common stock.

(3)

The business address of the reporting person is 280 Park Avenue, 12th Floor, New York, NY 10017. The foregoing information was derived from our knowledge of the reporting person’s shared voting and dispositive power over 465,689 shares of common stock, which includes (i) 240,432 shares of common stock and (ii) 225,257 additional shares of common stock issuable upon the exercise of Series C Warrants, Series D Warrants, Series E Warrants and Series F Warrants. The foregoing information was also derived from our knowledge of the reporting person’s ownership of an aggregate of 2,317,413 Series C Warrants, 4,734,991 Series D Warrants, 25,319,122 Series E Warrants and 171,901 Series F Warrants convertible into 1,790,478 shares of common stock.  The warrant agreements for each series of warrants, however, provides that, at all times a holder of Series C Warrants, Series D Warrants, Series E Warrants or Series F Warrants who is not a beneficial owner of 10% or more of the outstanding common stock, may only exercise up to that number of warrants so that, upon exercise, the aggregate beneficial ownership of common stock of such holder and all persons affiliated with such holder, is not more than 9.99% of common stock then outstanding (other than in connection with a change of control of the Issuer) (the “9.99% Blocker”). The number of shares of common stock and corresponding percentage set forth in the table above give effect to the 9.99% Blocker.

(4)

The business address of the reporting person is 277 Park Avenue, 23rd Floor, New York, New York 10172.  The foregoing information was derived from our knowledge of the reporting person’s shared voting and dispositive power through its control of Highbridge MSF International Ltd. and Highbridge Tactical Credit Master Fund, L.P. of over 449,022 shares of common stock, which includes (i) 390,596 shares of common stock and (ii) 58,426 additional shares of common stock issuable upon the exercise of Series F Warrants.  The foregoing information was also derived from our knowledge of the reporting person’s ownership of 256,419 Series F Warrants convertible into 256,419 shares of common stock.  The number of shares of common stock and corresponding percentage set forth in the table above give effect to the 9.99% Blocker.

(5)	The business address of this reporting person is 4860 25th Street SE, Calgary Alberta, T2B 3M2.
(6)	The business address of the reporting person is 29131 Township Road 264, Rocky View County, Alberta T4A 0N3.

(7)	The business address of the reporting person is 603 Shiloh Rd., Bastrop, TX 78602.
(8)	The business address of the reporting person is 3033 Excelsior Blvd., Suite 300, Minneapolis, MN 55416.
(9)

Mr. Hastings voluntarily resigned his employment effective November 30, 2019. The number of shares in the table is solely based on Mr. Hastings’ holdings of our common stock as of his resignation date.  Includes (i) 116,378 shares held directly by Mr. Hastings, (ii) 1,201 shares held indirectly through CLCH, LLC (“CLCH”), and (iii) 1,350 shares held indirectly through Speculative Seismic Investments, LLC (“SSI”).  CLCH and SSI are both controlled by Mr. Hastings.  The business address for CLCH is 4721 Golden Spring Circle, Anchorage, AK 99507.  The business address for SSI is 11 Crestwood Dr., Houston, TX 77007.

(10)

Mr. Beatty’s employment was terminated effective December 30, 2019.  The number of shares in the table is solely based on Mr. Beatty’s holdings of our common stock as of his termination date.  Includes (i) 41,017 shares held directly by Mr. Beatty and (ii) 700 shares held indirectly through Seismic Management Holdings, Inc. (“SMH”), which is controlled by Mr. Beatty.  The business address of this reporting person is 4860 25th Street SE, Calgary, Alberta T2B 3M2.  The business address for SMH is 59 Westpoint Court SW, Calgary, Alberta T3H 4M7.

(11)	Mr. Whiteley’s employment was terminated effective August 15, 2019. The number of shares in the table in is solely based on Mr. Whiteley’s holdings of our common stock as of his termination date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2019, concerning our securities authorized for issuance under equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	216,743	$–	1,995,938
Equity compensation plans not approved by security holders	–	–	–
Total	216,743	$–	1,995,938

(1)	Includes 104,440 RSUs that were awarded to certain of the independent directors where delivery has been deferred.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

A related person transaction is defined as a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which exceeds the lesser of $120,000 or one percent of the average of our total assets as of the last two years, and in which any related person has or will have a direct or indirect material interest. A related person means:

•	any executive officer, director or nominee for election as a director;
•	any person who is known by us to be the beneficial owner of more than 5% of our common stock;

•	any immediate family member of any of the executive officers, directors or nominees for election as a director, or beneficial owner of more than 5% of our common stock; and

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

Mr. Hastings, our former Chief Executive Officer, Mr. Whiteley, our former Chief Financial Officer and General Counsel, and our former Vice President of Finance are owners of Speculative Seismic Investments, LLC (“SSI”), which holds 1,350 shares of our common stock.  Mr. Hastings also control CLCH, LLC, which holds 1,201 shares of our common stock.

In 2018, SSI was a lender under our senior loan facility in the principal amount of $643 thousand.  In February 2019, SSI assigned its entire principal amount to another unaffiliated lender in a private transaction.  SSI was paid $12 thousand and $77 thousand of interest in 2019 and 2018, respectively.

Mr. Hastings is also a lender under our credit facility.  As of December 31, 2019, Mr. Hastings had a maximum commitment of $583 thousand, of which $583 thousand of principal amount had been loaned.  In 2019, Mr. Hastings loaned $378 thousand of principal and was paid $46 thousand of interest related to our credit facility.  In 2018, Mr. Hastings was paid $794 thousand of principal and $51 thousand of interest related to our credit facility.

In December 2019 and January 2020, we issued 7,159 and 7,166 Series F warrants, respectively, to Mr. Hastings in connection with the amendment of our credit facility.  We have agreed to issue 19,682 additional Series F warrants to Mr. Hastings upon shareholder approval of the issuance of the Series F warrants.

Mr. Hastings was an initial purchaser of $1.0 million principal amount of our 6% Senior Secured Convertible Notes due 2023 (the “2023 Notes”) in September 2018.  In 2019 and 2018, Mr. Hastings was paid $60 thousand and $13 thousand, respectively, of interest related to the 2023 Notes.

Mr. Hastings has an ownership interest in Fairweather Science, LLC (“Fairweather Science”), a company that provides specialized environmental support services to clients in Alaska’s natural resource industry.  In 2019 and 2018, we paid $121 thousand and $72 thousand, respectively, to Fairweather Science.

Mr. Whiteley, our former Chief Financial Officer and General Counsel, owns and/or controls RVI Consulting, Inc. (“RVI”).  In 2019 and 2018, RVI billed us $328 thousand and $1.1 million, respectively, for legal and professional services that were determined to be a misappropriation of funds from us.

Mr. Whiteley or an immediate family member of Mr. Whiteley is an owner in Woodstone Builders, LLC (“Woodstone”), which provided construction services for us.  In 2019 and 2018, we capitalized $91 thousand and $98 thousand, respectively, for certain leasehold improvements constructed by Woodstone.

A member of our operations management team owns Inupiate Resources LLC which provides us with certain specialty personnel.  In 2019 and 2018, we incurred $339 thousand and $115 thousand, respectively, in expenses associated with contract labor.

Three members of our operations management team own Inupiate Resources Leasing, LLC which provides us with certain leased equipment.  In 2019, we incurred $265 thousand in expenses associated with leased equipment.  We did not incur any expenses in 2018.  In January 2020, we purchased $150 thousand of previously leased equipment from Inupiate Resources Leasing, LLC, terminating the equipment leasing relationship.

A member of our operations management team owns Summit Air Resources which provides us with certain salvage services.  In 2019 and 2018, we incurred $32 thousand and $34 thousand, respectively, in expenses related to these services.

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

Director Independence

We adhere to the rules of the NASDAQ Capital Market (“NASDAQ”) in determining whether a director is independent. The Board consults with counsel to ensure that the Board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NASDAQ corporate governance requirements define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, the Board has affirmatively determined that Messrs. Cooper, Dalton, Menkes and Mercer are independent directors.

In accordance with NASDAQ requirements, our Board is comprised of a majority of independent directors and the Nominating, Compensation and Audit Committees are all comprised entirely of independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has appointed Pannell Kerr Forster of Texas, P.C. (“PKF”) to serve as our independent registered public accounting firm for 2020. PKF has served as our independent registered public accounting firm since 2014.

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees for professional audit services rendered by PKF for the audit of our consolidated financial statements for 2019 and 2018 and fees billed for other services rendered by PKF during those periods:

	2019	2018
Audit fees (1)	$778,744	$542,088
Audit–related fees (2)	12,660	24,750
Other fees (3)	605,381	54,489
	$1,396,785	$621,327

(1)

Audit fees consist primarily of the fees billed for the annual audit, quarterly reviews and restatement of our consolidated financial statements, consents and assistance with and review of documents filed with the SEC.

(2)	Audit-related fees consist of due diligence services and employee benefit plan audits.

(3)	Other fees consist of the fees billed related to our previously disclosed SEC investigation.

Pre–Approval of Audit and Non–Audit Services

The Audit Committee’s charter requires the Audit Committee to approve in advance all audit and non–audit services to be provided by PKF. The Audit Committee may delegate authority to grant pre–approvals of audit and permitted non–audit services to a subcommittee consisting of one or more members of the Audit Committee, provided that any pre–approvals granted by any such subcommittee must be presented to the full Audit Committee at its next scheduled meeting. From time to time, the Audit Committee has delegated to the chairman of the committee the authority to pre–approve audit, audit–related and permitted non–audit services.

All non–audit services were reviewed with the Audit Committee or the chairman, which concluded that the provision of such services by PKF were compatible with the maintenance of such firm's independence in the conduct of its respective auditing function.

PART IV

ITEM 15. EXHIBITS

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

4.2

Indenture, dated July 27, 2016, by and among SAExploration Holdings, Inc., the guarantors named therein and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent (incorporated by reference from Exhibit 4.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

4.3

Notation of Guarantee executed July 27, 2016, among SAExploration Sub, Inc., SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (incorporated by reference from Exhibit 4.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

4.4

First Supplemental Indenture, dated January 26, 2018, to Indenture dated July 27, 2016 by and among SAExploration Holdings, Inc., the guarantors named therein and Wilmington Savings Fund Society, FSB, as trustee and noteholder collateral agent (incorporated by reference from Exhibit 4.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on February 1, 2018)

4.5

Indenture, dated as of September 26, 2018, between SAExploration Holdings, Inc., the Guarantors from time to time party thereto and Wilmington Savings Fund Society, FSB, as Trustee and Collateral Trustee (incorporated by reference from Exhibit 4.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

4.6

First Supplemental Indenture, dated as of November 18, 2019, among SAExploration Holdings, Inc., the guarantors party thereto, Wilmington Savings Fund, FSB, as trustee and collateral trustee, and the holders party thereto (incorporated by reference from Exhibit 10.5 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 19, 2019)

4.7

Second Supplemental Indenture, dated as of January 10, 2020 among SAExploration Holdings, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and the holders party thereto (incorporated by reference from Exhibit 10.6 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

4.8

Third Supplemental Indenture, dated as of February 7, 2020 among SAExploration Holdings, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and the holders party thereto (incorporated by reference from Exhibit 10.30 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on February 7, 2020)

4.9

Warrant Agreement, dated as of July 27, 2016 between SAExploration Holdings, Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

4.10

Warrant Agreement, dated as of January 29, 2018, between SAExploration Holdings, Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent and the form of Series C Warrant Certificates (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on February 1, 2018)

4.11

Warrant Agreement, dated as of March 8, 2018, between SAExploration Holdings, Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent and the form of Series D Warrant Certificates (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 8, 2018)

4.12

Warrant Agreement dated as of September 6, 2018 between SAExploration Holdings, Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent and the form of Series E Warrant Certificates (incorporated by reference from Exhibit 4.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 11, 2018)

4.13

Warrant Agreement dated as of December 11, 2019 between SAExploration Holdings, Inc., a Delaware corporation,  and Continental Stock Transfer & Trust Company, a New York corporation (incorporated by reference from Exhibit 4.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on December 12, 2019)

4.14

Amendment to Warrant Agreement dated as of January 13, 2020 between SAExploration Holdings, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference from Exhibit 10.7 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

4.15

Registration Rights Agreement dated June 24, 2013, by and between SAExploration Holdings, Inc. and CLCH, LLC (incorporated by reference from Exhibit 10.7 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on June 28, 2013)

4.16

Registration Rights Agreement dated July 27, 2016, between SAExploration Holdings, Inc. and the holders named therein (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

4.17

First Amendment dated as of August 25, 2016 to Registration Rights Agreement dated July 27, 2016, between SAExploration Holdings, Inc. and the holders named therein (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 25, 2016)

4.18

Registration Rights Agreement, dated January 29, 2018, by and among SAExploration Holdings, Inc. and the holders named therein (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on February 1, 2018)

4.19

Registration Rights Agreement, dated as of September 26, 2018, by and among SAExploration Holdings, Inc. and the Purchasers party thereto (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

4.20

Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference from Exhibit 4.20 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

10.1	Form of Indemnification Agreement (incorporated by reference From Exhibit 10.8 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on June 28, 2013)

10.2

Third Amended and Restated Credit and Security Agreement, dated as of September 26, 2018, among SAExploration, Inc., as Borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto and Cantor Fitzgerald Securities, as ABL Agent (incorporated by reference from Exhibit 10.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.3

Amendment No. 1 to Third Amended and Restated Credit and Security Agreement, dated as of January 25, 2019, among SAExploration, Inc., as Borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto and Cantor Fitzgerald Securities, as ABL Agent (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 25, 2019)

10.4

Subsequent Advance Commitment Request and Amendment No. 2 to Third Amended and Restated Credit and Security Agreement, dated as of September 23, 2019, among SAExploration, Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto and Cantor Fitzgerald Securities (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 25, 2019)

10.5

Amendment No. 3 to Third Amended and Restated Credit Agreement and Security Agreement, dated as of November 18, 2019, among SAExploration, Inc. SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 19, 2019)

10.6

Amendment No. 4 to Third Amended and Restated Credit Agreement and Security Agreement, dated as of November 22, 2019, among SAExploration, Inc. SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 29, 2019)

10.7

Amendment No. 5 to Third Amended and Restated Credit Agreement and Security Agreement, dated as of December 11, 2019, by and among SAExploration, Inc., a Delaware corporation, as borrower, SAExploration Holdings, Inc., a Delaware corporation, the other guarantors parties thereto, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent for the Lenders (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on December 12, 2019)

10.8

Amendment No. 6 to Third Amended and Restated Credit and Security Agreement, dated as of January 10, 2020 among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

10.9

Amendment No. 7 to Third Amended and Restated Credit and Security Agreement and Waiver, dated as of February 7, 2020 among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.28 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on February 7, 2020)

10.10

Consent Letter dated February 20, 2020, with respect to the Third Amended and Restated Credit and Security Agreement (incorporated by reference from Exhibit 4.20 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

10.11

Consent Letter dated March 18, 2020, with respect to the Third Amended and Restated Credit and Security Agreement (incorporated by reference from Exhibit 4.20 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

10.12

Forbearance Agreement, dated as of September 23, 2019, among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 23, 2019)

10.13

Amendment No. 1 to Forbearance Agreement, dated as of December  31, 2019, among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 2, 2020)

10.14

Forbearance Agreement, dated as of April 13, 2020, among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 4.20 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

10.15

Term Loan and Security Agreement, dated as of June 29, 2016, by and among SAExploration Holdings, Inc., as borrower, the guarantors named therein, as guarantors, the lenders, from time to time party thereto, as lenders and Delaware Trust Company, as collateral agent and administrative agent (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on July 1, 2016)

10.16

Amended and Restated Intercreditor Agreement, dated as of June 29, 2016, by and among Wells Fargo Bank, National Association, as lender and collateral agent, Wilmington Savings Fund Society, FSB, as trustee and collateral agent, Delaware Trust Company, as administrative agent, collateral agent and, upon execution of an additional indebtedness joinder and designation, the additional noteholder agent (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on July 1, 2016)

10.17

Amendment No. 1 to Amended and Restated Intercreditor Agreement, dated as of December 11, 2019, by and among Cantor Fitzgerald Securities, as agent, Delaware Trust Company, as administrative agent and collateral agent, and, the ABL Lenders and Term Lenders party thereto (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on December 12, 2019)

10.18

Amendment No. 1 dated as of October 24, 2016 to Term Loan and Security Agreement, dated as of June 29, 2016 (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 27, 2016)

10.19

Amendment No. 2 dated as of September 8, 2017 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 14, 2017)

10.20

Amendment No. 3 dated as of February 28, 2018 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 2, 2018)

10.21

Amendment No. 4 dated as of July 25, 2018 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on July 30, 2018)

10.22

Amendment No. 5 dated as of September 26, 2018 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.6 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.23

Amendment No. 6 dated as of January 25, 2019 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.11 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 25, 2019)

10.24

Amendment No. 7 dated as of March 5, 2019 to Term Loan and Security Agreement (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 8, 2019)

10.25

Amendment No. 8 to the Term Loan and Security Agreement, dated as of November 18, 2019 among SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 19, 2019)

10.26

Amendment No. 9 to the Term Loan and Security Agreement, dated as of November 22, 2019 among SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 29, 2019)

10.27

Amendment No. 10 to the Term Loan and Security Agreement, dated as of January 10, 2020 among SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.5 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

10.28

Amendment No. 11 to the Term Loan and Security Agreement and Waiver, dated as of February 7, 2020 among SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.29 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on February 7, 2020)

10.29

Forbearance Agreement, dated as of September 23, 2019, among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 23, 2019)

10.30

Amendment No. 1 to Forbearance Agreement, dated as of December 31, 2019, among SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 2, 2020)

10.31

Forbearance Agreement, dated as of April 13, 2020, among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.31 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

10.32

Security Agreement, dated July 27, 2016, by and among SAExploration Holdings, Inc., the guarantors named therein and Wilmington Savings Fund Society, FSB, as noteholder collateral agent (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

10.33

Additional Indebtedness Joinder and Designation, dated as of July 27, 2016, by and among Wells Fargo Bank, National Association, as ABL Agent, Wilmington Savings Fund Society, FSB, as Existing Noteholder Agent, Delaware Trust Company, as Term Agent, and Wilmington Savings Fund Society, FSB, as Additional Noteholder Agent (incorporated by reference from Exhibit 4.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

10.34

Amendment No. 1, dated as of January 26, 2018, to Security Agreement dated July 27, 2016, by and among SAExploration Holdings, Inc., the Guarantors named therein and Wilmington Savings Fund Society, FSB, as noteholder collateral agent (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on February 1, 2018)

10.35

Note Purchase Agreement, dated as of September 26, 2018, between SAExploration Holdings, Inc. and the Purchasers party thereto (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.36

Forbearance Agreement, dated as of September 23, 2019, among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 23, 2019)

10.37

Amendment No. 1 to Forbearance Agreement, dated as of December 31, 2019, among SAExploration Holdings, Inc. and the holders party thereto (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 2, 2020).

10.38

Forbearance Agreement, dated as of April 13, 2020, among SAExploration Holdings, Inc. and the holders party thereto (incorporated by reference from Exhibit 10.38 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

10.39

Pledge and Security Agreement, dated as of September 26, 2018, by and among SAExploration Holdings, Inc. and certain of its subsidiaries in favor of Wilmington Savings Fund Society, FSB, as Collateral Trustee (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.40

Amendment No. 1 to Pledge and Security Agreement, dated as of January 25, 2019 by and among SAExploration Holdings, Inc. and certain of its subsidiaries in favor of Wilmington Saving Fund Society, FSB, as Collateral Trustee (incorporated by reference from Exhibit 10.18 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 25, 2019)

10.41

Intercreditor Agreement, dated as of September 26, 2018, among Cantor Fitzgerald Securities, as ABL Agent, Delaware Trust Company, as Term Agent and Wilmington Savings Fund Society, FSB, as Convertible Noteholder Trustee, and acknowledged and consented to by SAExploration Holdings, Inc. and certain of its subsidiaries (incorporated by reference from Exhibit 10.5 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on October 2, 2018)

10.42

Amendment No. 1 to Intercreditor Agreement, dated as of December 11, 2019, by and among Cantor Fitzgerald Securities, as agent, Delaware Trust Company, as administrative agent and collateral agent, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and the ABL Lenders, Term Lenders and holders of Convertible Notes party thereto (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on December 12, 2019)

10.43

Secured Promissory Note made by SAExploration, Inc. to GTC, Inc., dated as of November 18, 2019 (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 19, 2019)

10.44

Purchase Money Security Agreement, dated as of November 18, 2019, between SAExploration, Inc. and GTC, Inc. (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 19, 2019)

10.45

Asset Sale Agreement, dated as of November 22, 2019 among SAExploration (Australia) Pty Ltd., SAExploration Holdings, Inc. and Terrex Pty Ltd. (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 29, 2019)

10.46

Asset Purchase Agreement for the Aklaq and Kuukpik Surveys, dated as of January 10, 2020 among SAExploration, Inc., ALASKAN Seismic Ventures, LLC. and TGS-NOPEC Geophysical Company ASA (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

10.47

Asset Purchase Agreement for the CRD Surveys, dated as of January 10, 2020 among SAExploration, Inc. and TGS-NOPEC Geophysical Company ASA (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

10.48

Sellers Side Letter Agreement, dated as of January 10, 2020, between SAE Exploration, Inc. and ALASKAN Seismic Ventures, LLC (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

10.49	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

10.50+

Executive Employment Agreement, dated as of August 19, 2019, between Michael Faust and SAExploration Holdings, Inc. (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 22, 2019)

10.51+

First Amendment to Executive Employment Agreement, dated February 27, 2020, between Michael Faust and SAExploration Holdings, Inc. (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 2, 2020)

10.52+

Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Jeff Hastings (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 9, 2016)

10.53+

Letter Amendment to Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Jeff Hastings, Brian Beatty, Brent Whiteley, Michael Scott, DarinSilvernagle and Ryan Abney (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on August 21, 2017)

10.54+

Letter Amendment to Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Jeff Hastings, Brian Beatty, Brent Whiteley, Michael Scott, DarinSilvernagle and Ryan Abney (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on August 21, 2017)

10.55+

First Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between SAExploration Holdings, Inc. and Jeff Hastings (incorporated by reference from Exhibit 10.20 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 16, 2018)

10.56+

Second Amendment to the Amended and Restated Executive Employment Agreement, dated as of August 15, 2019, between SAExploration Holdings, Inc. and Jeffrey Hastings (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 16, 2019)

10.57+

Separation and Consulting Agreement, dated as of November 26, 2019, between SAExploration Holdings, Inc. and Jeffrey Hastings (incorporated by reference from Exhibit 10.57 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

10.58+

Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Brian Beatty (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 9, 2016)

10.59+

First Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between SAExploration Holdings, Inc. and Brian Beatty (incorporated by reference from Exhibit 10.23 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 16, 2018)

10.60+

Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Brent Whiteley (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 9, 2016)

10.61+

First Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between SAExploration Holdings, Inc. and Brent Whiteley (incorporated by reference from Exhibit 10.26 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 16, 2018)

10.62+

Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Mike Scott (incorporated by reference from Exhibit 10.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 9, 2016)

10.63+

First Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between SAExploration Holdings, Inc. and Mike Scott (incorporated by reference from Exhibit 10.28 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 16, 2018)

10.64+

Amended and Restated Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings, Inc. and Darin Silvernagle (incorporated by reference from Exhibit 10.5 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 9, 2016)

10.65+

First Amendment to Amended and Restated Executive Employment Agreement, dated January 29, 2018, by and between SAExploration Holdings Inc. and Darin Silvernagle (incorporated by reference from Exhibit 10.30 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 16, 2018)

10.66+

Executive Employment Agreement, dated August 3, 2016, by and between SAExploration Holdings Inc. and Ryan Abney (incorporated by reference from Exhibit 10.6 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 9, 2016)

10.67+

First Amendment to Executive Employment Agreement, dated November 10, 2016, by and between SAExploration Holdings, Inc. and Ryan Abney (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 15, 2016)

10.68+

Second Amendment to Executive Employment Agreement, dated January 29, 2018, by and between SAExploration Holdings, Inc. and Ryan Abney (incorporated by reference from Exhibit 10.33 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on March 16, 2018)

10.69+

Separation and Consulting Agreement, dated as of December 27, 2019, between SAExploration Holdings, Inc. and Ryan Abney (incorporated by reference from Exhibit 10.69 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

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

14.1	Code of Ethics (incorporated by reference from Exhibit 14.1 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K/A filed with the SEC on February 7, 2020)

21.1	List of subsidiaries (incorporated by reference from Exhibit 21.1 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

23.1	Consent of Pannell Kerr Forster of Texas, P.C. (incorporated by reference from Exhibit 23.1 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

31.1	Rule 13a–14(a) Certification of Chief Executive Officer (incorporated by reference from Exhibit 31.1 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

31.2	Rule 13a–14(a) Certification of Chief Financial Officer (incorporated by reference from Exhibit 31.2 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

31.3*	Rule 13a–14(a) Certification of Chief Executive Officer

31.4*	Rule 13a–14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer (incorporated by reference from Exhibit 32.1 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

32.2**	Section 1350 Certification of Chief Financial Officer (incorporated by reference from Exhibit 32.2 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

101	Interactive Data Files (incorporated by reference from Exhibit 101 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

*	Filed herewith

**	Previously furnished

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAExploration Holdings, Inc.

Date: May 12, 2020	By:	/s/ Kevin Hubbard
Kevin Hubbard
Interim Chief Financial Officer