Form 10-Q
period 2020-03-31
SAExploration Holdings, Inc.
filed 2020-05-13
CIK 1514732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2020

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

As of May 8, 2020, the registrant has 4,436,292 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAExploration Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$8,543	$5,441
Restricted cash	76	74
Accounts receivable, net	65,482	51,582
Deferred costs on contracts	4,387	14,966
Prepaid expenses and other current assets	6,423	5,324
Total current assets	84,911	77,387

Property and equipment, net of accumulated depreciation and amortization of $91,899 and $92,204, respectively	34,826	37,289
Multiclient seismic data library, net	570	2,719
Operating lease right-of-use assets	6,992	6,421
Goodwill	1,622	1,766
Intangible assets, net of accumulated amortization of $1,354 and $1,270, respectively	3,631	3,751
Tax credits receivable, net	2,708	12,104
Other assets	775	778
Total assets	$136,035	$142,215

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$30,090	$30,966
Accrued liabilities	8,762	6,034
Income and other taxes payable	2,395	5,902
Operating lease liabilities	2,029	2,576
Current portion of long-term debt and finance leases	98,998	112,401
Deferred revenue	7,477	8,724
Total current liabilities	149,751	166,603

Long-term debt and finance leases	6,341	7,145
Other long-term liabilities	5,092	4,280

Commitments and contingencies

Stockholders' deficit:
Common stock	—	—
Additional paid-in capital	240,201	240,068
Accumulated deficit	(265,886)	(274,535)
Accumulated other comprehensive loss	(129)	(2,912)
Treasury stock	(2,232)	(2,232)
SAExploration stockholders’ deficit	(28,046)	(39,611)
Noncontrolling interest	2,897	3,798
Total stockholders’ deficit	(25,149)	(35,813)
Total liabilities and stockholders’ deficit	$136,035	$142,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue from services	$125,385	$93,055
Cost of services	89,259	70,125
Depreciation and amortization	5,133	2,862
Gross profit	30,993	20,068

Operating expenses:
Selling, general and administrative expenses	12,149	9,287
Misappropriation of funds	—	152
Total operating expenses	12,149	9,439

Operating income	18,844	10,629

Other (expense) income, net:
Interest expense, net	(3,708)	(3,497)
Foreign exchange (loss) gain, net	(5,454)	127
Other income, net	928	129
Total other expense, net	(8,234)	(3,241)

Income before income taxes	10,610	7,388

Income taxes	541	3,666

Net income	10,069	3,722

Less: net income attributable to noncontrolling interest	1,420	1,409

Net income attributable to SAExploration	$8,649	$2,313

Earnings per common share:
Basic	$0.87	$0.30
Diluted	$0.50	$0.21

Weighted average common shares outstanding:
Basic	9,967	7,616
Diluted	20,421	18,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$10,069	$3,722
Other comprehensive income (loss):
Foreign currency translation adjustment	2,783	(43)
Comprehensive income	12,852	3,679
Less: comprehensive income attributable to noncontrolling interest	1,420	1,409
Comprehensive income attributable to SAExploration	$11,432	$2,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balances at December 31, 2019	$—	$240,068	$(274,535)	$(2,912)	$(2,232)	$(39,611)	$3,798	$(35,813)
Net income	—	—	8,649	—	—	8,649	1,420	10,069
Other comprehensive income	—	—	—	2,783	—	2,783	—	2,783
Equity-based compensation cost	—	133	—	—	—	133	—	133
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,321)	(2,321)
Balances at March 31, 2020	$—	$240,201	$(265,886)	$(129)	$(2,232)	$(28,046)	$2,897	$(25,149)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balances at December 31, 2018	$—	$232,661	$(249,349)	$(3,035)	$(1,866)	$(21,589)	$4,225	$(17,364)
Net income	—	—	2,313	—	—	2,313	1,409	3,722
Other comprehensive loss	—	—	—	(43)	—	(43)	—	(43)
Issuance of common stock	—	578	—	—	—	578	—	578
Equity-based compensation cost	—	800	—	—	—	800	—	800
Distributions to noncontrolling interest	—	—	—	—	—	—	(750)	(750)
Balances at March 31, 2019	$—	$234,039	$(247,036)	$(3,078)	$(1,866)	$(17,941)	$4,884	$(13,057)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$10,069	$3,722
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Tax credits returned to State of Alaska	9,396	—
Depreciation and amortization	5,305	3,032
Equity-based compensation cost	133	800
Provision for doubtful accounts	1,432	941
Gain on sale of property and equipment	(206)	(473)
Amortization of loan issuance costs and debt discounts	1,033	921
Unrealized loss (gain) on foreign currency transactions	5,254	(255)
Deferred taxes	—	2,024
Changes in operating assets and liabilities	(11,267)	(17,476)
Net cash provided by (used in) operating activities	21,149	(6,764)

Cash flows from investing activities:
Purchases of property and equipment	(283)	(327)
Proceeds from sale of property and equipment	206	143
Net cash used in investing activities	(77)	(184)

Cash flows from financing activities:
Long-term debt and finance lease repayments	(15,240)	(210)
Long-term debt borrowings	—	9,666
Proceeds from issuance of common stock	—	100
Distribution to noncontrolling interest	(2,321)	(750)
Net cash (used in) provided by financing activities	(17,561)	8,806

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(407)	31
Net change in cash, cash equivalents and restricted cash	3,104	1,889
Cash, cash equivalents and restricted cash at the beginning of year	5,515	7,850
Cash, cash equivalents and restricted cash at the end of period	$8,619	$9,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1.  GENERAL

Description of the Business

SAExploration Holdings, Inc. (“we,” “our” or “us”) is a full–service provider of seismic data acquisition, logistical support and processing services in North America, South America, Asia Pacific, West Africa and the Middle East to customers in the oil and natural gas industry.

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

Going Concern Uncertainty

Our unaudited condensed consolidated financial statements included herein have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States. The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Our unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Although we generated net income and cash flow from operations in the first quarter of 2020, we have reported recurring losses from operations and have not generated cash from operating activities for the six years ended December 31, 2019 and, as of March 31, 2020, we had a stockholders’ deficit of $25.1 million.  Our recurring losses and negative cash flows from operating activities on an annual basis, stockholders’ deficit, need for additional financing and the uncertainties surrounding our ability to obtain such financing, raise substantial doubt about our ability to continue as a going concern. We anticipate negative cash flows from operating activities to continue for the foreseeable future due to, among other things, the significant uncertainty in the outlook for oil and natural gas development as a result of the significant decline in oil prices since the beginning of 2020 due to the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil and the inability of members of OPEC and other producing countries to adequately address the reduced demand.  In April 2020, we had a contract cancelled by the operator presumably due to uncertainty on government restrictions on operations due to the COVID–19 coronavirus pandemic and other scheduled and anticipated projects have been delayed and there is no assurance as to when they may resume, if at all. We are also unable to predict when industry market conditions may improve. Our senior loan facility matures in January 2021 and to date, we have been unable to negotiate an extension of the maturity date with our debt holders. If we are unable to extend or otherwise address the maturity date of the senior loan facility, we expect that we will be unable to repay the senior loan facility when due in January 2021.

Our management continues to: (i) discuss with our debt holders an extension of the maturity date of the senior loan facility and waivers of the events of default due to the inclusion of an explanatory paragraph raising substantial doubt about our ability to continue as a going concern in the report of our independent registered public accounting firm on our financial statements included in our Annual Report on Form 10–K for the year ended December 31, 2019; (ii) seek to obtain additional financing through the issuance of debt or equity securities; and (iii) manage operating costs by actively pursuing cost cutting measures to maximize liquidity consistent with current industry market expectations. There is no assurance that we will be successful in extending the maturity date of the senior loan facility or obtaining additional financing on satisfactory terms or at all. In addition, there is no assurance that any such financing, if obtained, will be adequate to meet our needs and support our working capital needs.

Based on the uncertainty of achieving these goals and the significance of the factors described, there is substantial doubt as to our ability to continue as a going concern for a period of 12 months after the date our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10–Q are issued. If we become unable to continue as a going concern, we may have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and the holders of our securities could lose all or part of their investment.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein include our accounts and those of our subsidiaries that are wholly–owned, controlled by us or a VIE where we are the primary beneficiary, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) for a fair presentation of the interim periods.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of our Annual Report on Form 10–K for the year ended December 31, 2019.

All intercompany accounts and transactions have been eliminated in consolidation.  In the Notes to Unaudited Condensed Consolidated Financial Statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

New Accounting Standards to be Adopted

No new accounting pronouncements issued or effective during the three months ended March 31, 2020 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 2. TAX CREDITS RECEIVABLE, NET

In January 2020, we and Alaskan Seismic Ventures, LLC (“ASV”) sold certain seismic data and related assets for a purchase price payable as follows: (i) $15.0 million paid in cash on the closing date and (ii) earnout payments in an amount of up to $5.0 million to be paid based on the licensing fees related to the licensing of certain seismic data following the closing date in an amount in excess of $15.0 million of licensing fees.  As required by the terms of the sale, we notified the Alaska Department of Revenue (the “DOR”) that we were withdrawing our application for $9.4 million of tax credits, net relating to the seismic data sold.  We and ASV also entered into an agreement that provides that we will receive all the proceeds paid or payable pursuant to the sale, which proceeds will be credited by us towards outstanding amounts owed to us by ASV.

Changes in the carrying value of our tax credits receivable, net are as follows for the three months ended March 31:

	2020	2019
Balance at beginning of year	$12,104	$13,198
Returned to State of Alaska	(9,396)	—
Balance at end of period	$2,708	$13,198

We have established an allowance for these tax credits receivable due to the uncertainty of the future monetization of the tax credits and the potential for the DOR to disallow the tax credits as management has determined that the costs submitted to the DOR by ASV did not reflect the affiliate status of ASV.  As of March 31, 2020 and December 31, 2019, the tax credits receivable are net of an allowance of $27.7 million and $53.0 million, respectively.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 3.  LONG–TERM DEBT AND FINANCE LEASES

Long–term debt and finance leases consisted of the following:

	March 31, 2020	December 31, 2019
Credit facility:
Principal outstanding	$20,500	$35,000
Unamortized debt issuance costs	(172)	(205)
Carrying amount	20,328	34,795

Senior loan facility:
Principal outstanding	29,000	29,000
Unamortized debt issuance costs	(929)	(1,232)
Carrying amount	28,071	27,768

6% senior secured convertible notes due 2023:
Principal outstanding	60,000	60,000
Unamortized debt discount and debt issuance costs	(12,643)	(13,341)
Carrying amount	47,357	46,659

Note payable	9,472	9,974

Finance leases	111	350

Total debt	105,339	119,546
Current portion of long-term debt and finance leases	(98,998)	(112,401)
Total long-term debt and finance leases	$6,341	$7,145

We repaid $14.5 million of the amounts outstanding under our credit facility with the net proceeds received from the sale of certain seismic data and related assets in January 2020 (see Note 2).

The credit agreements and indentures for our credit facility, senior loan facility and 6% Senior Secured Convertible Notes due 2023 (the “2023 Notes”) contain certain representations, warranties, covenants and other terms and conditions which are customary for agreements of these types. As discussed in Note 1, the report of our independent registered public accounting firm on our consolidated financial statements included in our Annual Report on Form 10–K for the year ended December 31, 2019 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern, which results in events of default under the credit facility and the senior loan facility, and a cross default under the indenture governing the 2023 Notes. We have entered into forbearance agreements with respect to our credit facility, senior loan facility and 2023 Notes, whereby the holders of the indebtedness thereunder have agreed to refrain from exercising their rights and remedies with respect to these existing defaults and other events of default that have occurred and are continuing as further specified in the forbearance agreements until 5:00 p.m. (New York City time) on the earlier of (i) May 31, 2020 and (ii) the date the forbearance agreements otherwise terminate in accordance with their terms. However, the long–term debt outstanding under the credit facility, senior loan facility and 2023 Notes has been reclassified as current portion of long–term debt in these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4.  COMMITMENTS AND CONTINGENCIES

On August 18, 2019, a purported stockholder, John Bodin (the “Class Action Plaintiff”), filed a putative class action lawsuit against us and certain former executive officers named therein (the “Class Action Defendants”) in the U.S. District Court for the Southern District of Texas captioned John Bodin v. SAExploration Holdings, Inc., et al. Case No. 4:19–cv–03089. The Class Action Plaintiff seeks to represent a class of stockholders who purchased or otherwise acquired our publicly traded securities from March 15, 2016 through August 15, 2019 (the “Covered Period”). The complaint generally alleges that the Class Action Defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b–5 by making false and misleading statements in our periodic reports filed with the SEC during the Covered Period. The complaint requests damages, including interest, and an award of reasonable costs and expenses, including counsel and expert fees. The Class Action Plaintiff must file an amended complaint by May 18, 2020, and the Class Action Defendants must answer, move to dismiss, or otherwise respond to the amended complaint by July 17, 2020, with responsive briefing to be completed by November 9, 2020.

On September 6, 2019, a purported stockholder, M. Shane Hamilton (the “Derivative Plaintiff”), filed a stockholder derivative lawsuit against certain of our former and current executive officers and directors named therein (the “Derivative Defendants”) in the U.S. District Court for the District of Delaware captioned M. Shane Hamilton, derivatively on behalf of SAExploration Holdings, Inc., v. Jeff Hastings, et al. The derivative complaint generally alleges (i) breaches by the Derivative Defendants of their fiduciary duties as our directors and/or officers, (ii) unjust enrichment, (iii) waste of corporate assets, and (iv) violations of Section 14(a) of the Exchange Act. The derivative complaint seeks, among other things, relief (i) directing us and the Derivative Defendants to take actions to reform and improve our corporate governance and internal procedures, (ii) awarding us restitution from the Derivative Defendants, and (iii) awarding the Derivative Plaintiff’s costs and attorneys’ and experts’ fees.  This matter is stayed pending the resolution of any motions to dismiss filed in John Bodin v. SAExploration Holdings, Inc., et al. Case No. 4:19–cv–03089 pending in the U.S. District Court for the Southern District of Texas.

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

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 5.  STOCKHOLDERS' EQUITY

As of March 31, 2020, we are authorized to issue 40.0 million shares of common stock with a par value of $0.0001 per share.

The following table presents the changes in the number of shares outstanding:

	2020	2019
Shares issued:
Balance as of January 1	4,508	3,211
Issue of shares on exercises of warrants	136	710
Issue of shares as consideration for services	—	243
Issue of shares in private placement	—	30
Balance as of March 31	4,644	4,194

Shares held as treasury stock:
Balance as of January 1	208	111
Purchase of treasury stock	—	1
Balance as of March 31	208	112

Shares outstanding as of March 31	4,436	4,082

In January 2020, we issued 0.4 million of our Series F warrants upon receipt of NASDAQ approval of the issuance.

In the three months ended March 31, 2020, 2.8 million Series C warrants and Series D warrants were exercised.  As of March 31, 2020, we have 71.0 million warrants outstanding, which are potentially exercisable into 4.4 million shares of our common stock.

NOTE 6.  REVENUE FROM SERVICES

Deferred Costs on Contracts

In some instances, we incur third party costs that directly relate to the contract to fulfill the contract obligations.  These fulfillment costs are capitalized and amortized consistent with how the related revenue is recognized.  Changes in our deferred costs on contracts are as follows for the three months ended March 31:

	2020	2019
Balance at beginning of year	$14,966	$3,746
Fulfillment costs incurred	6,883	4,386
Amortization of fulfillment costs	(17,462)	(2,750)
Balance at end of period	$4,387	$5,382

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

	2020	2019
Balance at beginning of year	$8,724	$4,357
Cash received, excluding amounts recognized as revenue from services	12,740	5,006
Amounts recognized as revenue from services	(13,987)	(7,495)
Balance at end of period	$7,477	$1,868

Disaggregated Revenue

The following table disaggregates our revenue by major source for the three months ended March 31:

	2020			2019
	Land	Marine	Total	Land	Marine
North America	$91,148	$—	$91,148	$60,554	$—	$60,554
South America	1,403	7,843	9,246	50	—	50
Asia Pacific	109	24,882	24,991	536	31,915	32,451
Total	$92,660	$32,725	$125,385	$61,140	$31,915	$93,055

Remaining Performance Obligations

As of March 31, 2020, we had $109.7 million of remaining performance obligations.  We expect to recognize revenue of approximately 30% of these performance obligations in 2020, approximately 35% in 2021 and the remaining approximately 35% in 2022.

NOTE 7.  EQUITY–BASED COMPENSATION

We grant various forms of equity–based compensation to our senior management and directors.  These equity–based awards currently consist of restricted stock units (“RSUs”).

In March 2020, we issued 0.1 million RSUs to our senior management, which will vest in September 2021.  The fair value of the RSUs on the date of grant was $0.2 million.

We recognized equity–based compensation costs of $0.1 million and $0.8 million in the three months ended March 31, 2020 and 2019, respectively.  These costs are included in “Selling, general and administrative expenses” on our unaudited condensed consolidated statements of operations.

As of March 31, 2020, we had $0.6 million of unrecognized equity–based compensation cost, which is expected to be recognized over a weighted average period of 1.01 years.

NOTE 8.  LEASES

We have entered into various non–cancellable operating and finance lease agreements for certain of our offices, shop and warehouse facilities, equipment and vehicles.  We determine if an arrangement is a lease, or contains a lease, at inception and record the lease in our unaudited condensed consolidated financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

Our leases have remaining lease terms ranging from one year to seven years and often include options to extend the lease term for up to three years.  Some of our leases also include options to terminate the lease prior to the end of the agreed upon lease term.  For the majority of leases entered into during the current period, we have concluded it is not reasonably certain that

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

we would exercise the options to extend the lease.  Therefore, as of the lease commencement date, our lease terms generally do not include these options.  We include options to extend the lease when it is reasonably certain that we will exercise that option.

Lease expense for operating lease payments is recognized on a straight–line basis over the lease term. Certain operating leases provide for annual increases to lease payments based on an index or rate. We estimate the annual increase in lease payments based on the index or rate at the lease commencement date. Differences between the estimated lease payment and actual payment are expensed as incurred. Lease expense for finance lease payments is recognized as amortization expense of the finance lease ROU asset and interest expense on the finance lease liability over the lease term.

The balances for the operating and finance leases where we are the lessee are presented on our unaudited condensed consolidated balance sheet as follows:

	Classification on Unaudited Condensed Consolidated Balance Sheet	March 31, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$6,992	$6,421
Finance lease assets	Property and equipment, net	101	324
Total lease assets		$7,093	$6,745

Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$2,029	$2,576
Finance lease liabilities	Current portion of long-term debt and finance leases	111	350
Long-term - operating lease liabilities	Other long-term liabilities	5,092	3,980
Total lease liabilities		$7,232	$6,906

The components of lease expense on our unaudited condensed consolidated statement of operations are as follows for the three months ended March 31:

	2020	2019
Operating lease expense:
Operating lease expense (1)	$1,237	$1,340

Finance lease expense:
Amortization of leased assets	$223	$221
Interest on lease liabilities	9	38
Total finance lease expense	$232	$259

Total lease expense	$1,469	$1,599

(1)	Includes short–term leases and variable lease costs, both of which are immaterial.

As of March 31, 2020, our operating leases and finance leases have weighted average remaining lease terms of 4.2 years and 0.1 years, respectively, and both our operating leases and finance leases have a weighted average discount rate of 13.0%.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental cash flows information related to leases where we are the lessee is as follows for the three months ended March 31:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$861	$1,340
Operating cash flows from finance leases	9	38
Financing cash flows from finance leases	239	210

Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	1,306	—

As of March 31, 2020, the maturities of the liabilities related to our operating leases and finance leases are as follows:

	Operating Leases	Finance Leases
Nine months ended December 31, 2020	$2,499	$112
2021	1,999	—
2022	1,685	—
2023	1,499	—
2024	1,077	—
Thereafter	807	—
Total minimum lease payments	9,566	112
Less interest	2,445	1
Present value of lease liabilities	7,121	111
Less current lease liabilities	2,029	111
Long-term lease liabilities	$5,092	$—

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

Our effective tax rates were 5.1% and 49.6% for the three months ended March 31, 2020 and 2019, respectively. The changes in our effective tax rates and the primary reasons that these effective tax rates differ from the applicable federal statutory rates are the fluctuations in earnings among the various jurisdictions in which we operate, increases in valuation allowances and foreign tax rate differentials.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 10.  EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share is as follows for the three months ended March 31:

	2020	2019
Basic earnings per common share:
Net income attributable to SAExploration	$8,649	$2,313

Weighted average common shares outstanding	9,967	7,616

Basic earnings per common share	$0.87	$0.30

Diluted earnings per common share:
Net income attributable to SAExploration	$8,649	$2,313
Effect of dilutive securities	1,597	1,509
Net income attributable to SAExploration adjusted for effect of dilutive securities	$10,246	$3,822

Weighted average common shares outstanding	9,967	7,616
Effect of dilutive securities	10,454	10,440
Weighted average common shares outstanding, as adjusted	20,421	18,056

Diluted earnings per common share	$0.50	$0.21

Anti-dilutive securities excluded from diluted earnings per common share (1)	56	274

(1)	Includes our Series A and Series B warrants and certain unvested equity–based compensation.

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

The estimated fair values of our financial instruments have been determined at discrete points in time based on relevant market information.  Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and long–term debt.  The carrying amounts of our financial instruments, other than our 2023 Notes, approximate fair value because of the short–term nature of the items.

As of March 31, 2020, the estimated fair value and carrying value of our 2023 Notes was $38.1 million and $47.4 million, respectively.  As of December 31, 2019, the estimated fair value and carrying value of our 2023 Notes was $42.0 million and $46.7 million, respectively.

As our 2023 Notes are not actively traded, the fair value determination of the 2023 Notes is categorized as Level 3 as the valuation was based on valuation techniques when observable market data is not available.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 12.  OTHER SUPPLEMENTAL INFORMATION

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are recorded in our unaudited condensed consolidated balance sheet as follows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$8,543	$5,441
Restricted cash	76	74
Total cash, cash equivalents and restricted cash	$8,619	$5,515

Our restricted cash served as collateral for labor claims, office rental and cash in another country restricted by exchange control regulations.

Accounts Receivable, net

Total accounts receivable, net is comprised of the following:

	March 31, 2020	December 31, 2019
Trade receivables	$64,838	$50,447
Other receivables	3,989	3,199
Total accounts receivable	68,827	53,646
Less: allowance for doubtful accounts	(3,345)	(2,064)
Total accounts receivable, net	$65,482	$51,582

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are as follows for the three months ended March 31:

	2020	2019
Balance at beginning of year	$2,064	$548
Provisions for doubtful accounts	1,432	941
Cumulative translation adjustment	(151)	(188)
Balance at end of period	$3,345	$1,301

Accrued Liabilities

Accrued liabilities are comprised of the following:

	March 31, 2020	December 31, 2019
Accrued payroll liabilities	$3,716	$2,385
Accrued interest	216	181
Other accrued liabilities	4,830	3,468
Total accrued liabilities	$8,762	$6,034

Other accrued liabilities primarily consist of accruals for project related expenses.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental Cash Flows Information

Supplemental cash flows information is as follows for the three months ended March 31:

	2020	2019
Cash paid for interest	$2,445	$2,540
Cash paid for income taxes	585	(273)

Noncash Transactions

Supplemental noncash transactions are as follows as of March 31:

	2020	2019
Costs for additions to property and equipment in accounts payable	$384	$156
Proceeds from sale of property and equipment in accounts receivable	—	334
Accrual for stock issued for services	—	478

NOTE 13.  RELATED PARTY TRANSACTIONS

As of March 31, 2020, Jeff Hastings, our former Chief Executive Officer, is a lender under our credit facility in the principal amount of $0.5 million and a holder of our 2023 Notes in the principal amount of $1.0 million.

Mr. Hastings has an ownership interest in Fairweather Science, LLC (“Fairweather Science”), a company that provides specialized environmental support services to clients in Alaska’s natural resource industry.  In the three months ended March 31, 2020 and 2019, we recorded expenses of $3 thousand and $31 thousand, respectively, related to services provided by Fairweather Science.

Brent Whiteley, our former Chief Financial Officer and General Counsel, owns and/or controls RVI Consulting, Inc. No amounts were billed by RVI in the three months ended March 31, 2020.  In the three months ended March 31, 2019, RVI billed us $0.2 million for legal and professional services that were determined to be a misappropriation of funds from us.  These amounts are included in “Misappropriation of funds” on our unaudited condensed consolidated statements of operations.

A member of our operations management team owns Inupiate Resources LLC which provides us with certain specialty personnel.  In each of the three months ended March 31, 2020 and 2019, we incurred $0.2 million in expenses associated with contract labor.

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

A member of our operations management team owns Summit Air Resources which provided us with certain salvage services.  In the three months ended March 31, 2020 and 2019, we incurred $35 thousand and $32 thousand, respectively, related to these services.

ASV is a VIE indirectly owned and/or controlled by Mr. Hastings and Mr. Whiteley.

As of April 30, 2020, three of the holders of the indebtedness outstanding under our credit facility, senior loan facility and 2023 Notes represent (together with their affiliates) approximately 90%, 72% and 90%, respectively, of the total principal amounts outstanding under such debt financing arrangements.  These holders also collectively own 18% of the shares of our outstanding common stock, 61% of the shares of our outstanding common stock, including shares of common stock issuable upon the exercise of our outstanding Series C, D, E and F common stock warrants (including the Series F warrants to be issued upon receipt of shareholder approval), and 76% of the shares of our outstanding common stock, including shares of common stock issuable upon the exercise of our outstanding Series C, D, E and F common stock warrants (including the Series F warrants to be issued upon receipt of shareholder approval) and upon conversion of our 2023 Notes, respectively.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Moreover, the three lenders are parties to certain registration rights agreements, by and among us and certain of our stockholders.

NOTE 14.  SUBSEQUENT EVENTS

Due to the significant uncertainty in the outlook for oil and natural gas development as a result of the significant decline in oil prices since the beginning of 2020 due to the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil and the inability of members of OPEC and other producing countries to adequately address the reduced demand, certain of our scheduled and anticipated projects have recently been cancelled or delayed and there is no assurance as to when they may be reinitiated or awarded, if at all. We are unable to predict when market conditions may improve, and worsening overall market conditions could result in additional reductions of backlog and bids outstanding, which will impact our financial performance.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act, among other things, includes the Paycheck Protection Program (the “PPP”), provisions relating to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improved property.

In April 2020, we began deferring the employer portion of social security payments.  In May 2020, we received the proceeds from an unsecured loan in the amount of approximately $6.8 million pursuant to the PPP. We are continuing to evaluate the other impacts that the CARES Act and other stimulus measures will have on our financial condition, results of operations, or liquidity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto, as well as our Annual Report on Form 10–K for the year ended December 31, 2019.

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

As of March 31, 2020, we had approximately $109.7 million of backlog under contract, in addition to approximately $196.1 million of bids outstanding.  Of the $109.7 million of backlog under contract, we expect $33.6 million to be completed in 2020. However, our project visibility has recently deteriorated. Due to the significant uncertainty in the outlook for oil and natural gas development as a result of the significant decline in oil prices since the beginning of 2020 due to the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil and the inability of member of OPEC and other producing countries to adequately address the reduced demand, certain of our scheduled and anticipated projects have recently been cancelled or delayed and there is no assurance as to when they may be reinitiated or awarded, if at all. We are unable to predict when market conditions may improve and worsening overall market conditions could result in additional reductions of backlog and bids outstanding. See “Liquidity and Capital Resources” contained herein for a discussion of how these developments have impacted our financial position, results of operations and cash flows.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2020 was $10.1 million compared with $3.7 million for the three months ended March 31, 2019.  The significant factors in this change were an increase of $10.9 million in gross profit and a decrease of $3.1 million in income taxes offset by increases of $2.9 million in selling, general and administrative (“SG&A”) expenses and $5.0 million in other expenses, net.

Revenue from services in the three months ended March 31, 2020 increased $32.3 million compared with the three months ended March 31, 2019.  In North America, revenue from services increased $30.6 million due to the sale by ASV and us of certain seismic data coupled with increases in the number and scope of projects performed in Alaska and Canada offset by a decrease in activity in the contiguous United States of America.

Revenue from services in South America increased $9.2 million due to the completion of a marine job in Brazil and a small project in Colombia.  Revenue from services in Asia Pacific decreased $7.5 million primarily due to the completion of a marine job in Malaysia in the three months ended March 31, 2020 compared with the completion of a marine job in India in the three months ended March 31, 2019.

Gross profit for the three months ended March 31, 2020 increased $10.9 million compared with the three months ended March 31, 2019. Gross profit as a percentage of revenues was 24.7% for the three months ended March 31, 2020 compared with 21.6% for the three months ended March 31, 2019.  The positive impact on gross profit can be attributed to more favorable pricing when taking into account the fixed costs involved in our projects.

SG&A expenses for the three months ended March 31, 2020 increased $2.9 million compared with the three months ended March 31, 2019.  The increase was primarily attributable to increased legal and professional fees related to the SEC and internal investigations and our debt compliance issues.

As previously disclosed, our former Chief Financial Officer and General Counsel misappropriated $0.2 million of funds in the three months ended March 31, 2019.  For more information, see Note 13 contained herein.

Other expense, net for the three months ended March 31, 2020 increased $5.0 million compared with the three months ended March 31, 2019 primarily due to a $5.6 million increase in foreign currency losses primarily in Brazil, Canada and Colombia, partially offset by a $0.8 million increase in other income, net.

Income taxes for the three months ended March 31, 2020 decreased $3.1 million compared with the three months ended March 31, 2019 primarily due to fluctuations in earnings among the various jurisdictions in which we operate, offset by increases in valuation allowances and increases in foreign tax rate differentials.

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

Over time, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities.  We currently estimate that our capital expenditures for 2020 will not exceed $3.0 million, of which we have spent $0.3 million through March 31, 2020.  This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs but will not allow us to purchase any new technology or upgrade existing capital assets.

As of March 31, 2020, we had cash and cash equivalents and working capital of $8.5 million and $(64.8) million, respectively, compared with $5.4 million and $(89.2) million, respectively, as of December 31, 2019.  The increase in working capital was primarily related to a decrease of $13.4 million of current portion of long–term debt and finance leases and an increase of $13.9 million in accounts receivable, net.

On March 27, 2020, the CARES Act was signed into law. The CARES Act, among other things, includes the Paycheck Protection Program (“the PPP”), provisions relating to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improved property. In April 2020, we began deferring the employer portion of social security payments.  In May 2020, we received the proceeds from an unsecured loan in the amount of approximately $6.8 million pursuant to the PPP. We are currently continuing to evaluate the other impacts that the CARES Act and other stimulus measures will have on our financial condition, results of operations, or liquidity.

Although we generated net income and cash from operating activities in the first quarter of 2020, we have reported recurring losses from operations and have not generated cash from operating activities for the six years ended December 31, 2019, and as of March 31, 2020, we had a stockholders’ deficit of $25.1 million.  Our recurring losses and negative cash flows from operating activities on an annual basis, stockholders’ deficit, need for additional financing and the uncertainties surrounding our ability to obtain such financing, raise substantial doubt about our ability to continue as a going concern. We anticipate negative cash flows from operating activities to begin to occur again in the second quarter of 2020 and continue for the foreseeable future due to, among other things, the significant uncertainty in the outlook for oil and natural gas development as a result of the significant decline in oil prices since the beginning of 2020 due to the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil and the inability of members of OPEC and other producing countries to adequately address the reduced demand. In April 2020, we had a contract cancelled by the operator presumably due to uncertainty on government restrictions on operations during the COVID–19 coronavirus pandemic and other scheduled and anticipated projects have been delayed and there is no assurance as to when they may resume, if at all. We are also unable to predict when industry market conditions may improve. Our senior loan facility matures in January 2021 and to date, we have been unable to negotiate an extension of the maturity date with our debt holders. If we are unable to extend or otherwise address the maturity date of the senior loan facility, we expect that we will be unable to repay the senior loan facility when due in January 2021.

Our management continues to: (i) discuss with our debt holders an extension of the maturity date of the senior loan facility and waivers of the events of default due to the inclusion of an explanatory paragraph raising substantial doubt about our ability to continue as a going concern in the report of our independent registered public accounting firm on our consolidated financial statements included in our Annual Report on Form 10–K for the year ended December 31, 2019; (ii) seek to obtain additional financing through the issuance of debt or equity securities; and (iii) manage operating costs by actively pursuing cost cutting measures to maximize liquidity consistent with current industry market expectations. To assist us in managing our operating costs, our Board of Directors has reduced its cash compensation by 10%, effective beginning with the second quarter of 2020, until further notice.  There is no assurance that we will be successful in extending the maturity date of the senior loan facility or obtaining additional financing on satisfactory terms or at all. In addition, there is no assurance that any such financing, if obtained, will be adequate to meet our needs and support our working capital needs. Based on the uncertainty of achieving these goals and the significance of the factors described, there is substantial doubt as to our ability to continue as a going concern for a period of 12 months after the date these unaudited condensed consolidated financial statements are issued.

As previously disclosed, certain events of default had occurred under our credit facility, senior loan facility and 2023 Notes.  As a result of such events of default, we are unable to borrow additional amounts under our credit facility without the requisite approval of the lenders under such credit facility. We have entered into forbearance agreements with respect to our credit facility, senior loan facility and 2023 Notes, whereby the holders of the indebtedness thereunder have agreed to refrain from exercising their rights and remedies with respect to these existing defaults and other events of default that have occurred and are continuing as further specified in the forbearance agreements until 5:00 p.m. (New York City time) on the earlier of (i) May 31, 2020 and (ii) the date the forbearance agreements otherwise terminate in accordance with their terms. If we are unable to obtain waivers of the events of default, our debt holders may take action to accelerate the maturity date of the applicable debt and exercise their other respective rights and remedies, such as foreclosure, among other things. In that event, our debt holders would likely be entitled to the first proceeds of the sale of our assets and the holders of our securities may lose some or all of their investment.

As a result of the foregoing factors, we have initiated a process to analyze and evaluate various strategic alternatives to address our capital structure and to position us for future success. To assist us in analyzing and evaluating these alternatives, we have retained a financial advisor. We do not intend to disclose or comment on developments related to our review until such time as we have determined that further disclosure is necessary or appropriate. There can be no assurance that our analysis and evaluation will result in the identification or completion of any strategic alternative, or any assurance as to its outcome or timing.

Long–term Debt

As of March 31, 2020, we have $119.0 million in aggregate principal amount of long–term debt (excluding finance leases) outstanding.  For additional information about our long–term debt, please see “Part I.  Financial Information – Item 1. Financial Statements” contained herein.

Cash Flows

Cash flows provided by (used in) type of activity were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating activities	$21,149	$(6,764)
Investing activities	(77)	(184)
Financing activities	(17,561)	8,806

Operating Activities

Cash flows from operating activities provided $21.1 million and used $6.8 million in the three months ended March 31, 2020 and 2019, respectively. The significant factor in the change was our increased revenue from services.

Investing Activities

In each of the three months ended March 31, 2020 and 2019, cash flows used in investing activities consisted of $0.3 million to maintain, expand and upgrade our seismic data acquisition capabilities, partially offset by $0.2 million and $0.1 million in the three months ended March 31, 2020 and 2019, respectively, from the sale of property and equipment.

Financing Activities

In the three months ended March 31, 2020, cash flows used in investing activities included $15.2 million of long–term debt repayments and $2.3 million in distributions to our noncontrolling interest.  In the three months ended March 31, 2019, cash flows provided by financing activities consisted of $9.7 million of long–term debt borrowings partially offset by $0.8 million of distributions to our noncontrolling interest.

FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10–Q contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based our forward–looking statements on our current expectations and estimates of future events and trends, which affect or may affect our business and operations.  Although we believe that these forward–looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us.  Many important factors, in addition to the risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2019 and Item 1A of this Quarterly Report on Form 10–Q, may have a material adverse effect on our results as indicated in the following forward–looking statements.  You should read this Quarterly Report on Form 10–Q and the documents that we have filed as exhibits hereto completely and with the understanding that our actual results may be materially different from what we expect.

Our forward–looking statements may be influenced by the following factors, among others:

•	our ability to identify, evaluate and complete any strategic alternative with respect to our capital structure;
•	the impact of the announcement of our review of strategic alternatives on our business, including our financial and operating results, or our employees, suppliers and customers;
•	substantial doubt about our ability to continue as a going concern as of March 31, 2020;
•	the impact of the COVID–19 coronavirus pandemic on our business, financial condition and results of operations;
•	fluctuations in the levels of exploration and development activity in the oil and natural gas industry;
•	delays, reductions or cancellations of project awards and our ability to realize revenue projected in our backlog;
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
•

the outcome of the investigations by the SEC, the DOJ and the DOR with respect to the circumstances giving rise to the restatement of our previously issued consolidated financial statements, which could include sanctions or other actions against us and our officers and directors, civil lawsuits, and penalties;

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

•	increases in the level of activism against oil and natural gas exploration and development activities;
•	need to manage rapid growth and contraction of our business;
•	operational disruptions due to seasonality, weather and other external factors;
•	crew availability and productivity;

•	whether we enter into turnkey or term contracts;
•	high fixed costs of operations;
•	substantial international business exposing us to currency fluctuations and global factors, including economic, political and military uncertainties;
•	risks relating to cyber incidents;
•	ability to retain key executives;
•	need to comply with diverse and complex laws and regulations;
•	the possible impact on payments received from the State of Alaska regarding tax credits that have been issued;
•	risks related to our delisting from the NASDAQ Capital Market;
•	costs and outcomes of pending and future litigation; and
•

the time and expense required for us to respond to the SEC, DOJ and DOR investigations and for us to complete our internal investigation, which expenses have been and are likely to continue to be material and are likely to have a material adverse impact on our cash balance, cash flow and liquidity.

These words “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan to,” “ought,” “could,” “will,” “should,” “likely,” “appear,” “project,” “forecast,” “outlook” or other similar words or phrases are intended to identify forward–looking statements.  These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information.  The forward–looking statements speak only as of the date they were made and, except as required by law, we undertake no obligation to update, amend or clarify any forward–looking statements because of new information, future events or other factors.  All our forward–looking information involves risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of the risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2019.

ITEM 4.  CONTROLS AND PROCEDURES

Overview

Notwithstanding the existence of the material weaknesses described below, we believe that the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10–Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a–15 and 15d–15, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10–Q. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) were not effective as of March 31, 2020.

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

Material Weaknesses in Internal Control over Financial Reporting

The control environment, which is the responsibility of senior management, helps set the tone of the organization, influences the control consciousness of its officers and employees, and is an important component affecting how the organization performs financial analysis, accounting and financial reporting. A proper organizational tone can be promoted through a variety of means, such as well–documented and communicated policies, a commitment to hiring competent employees, the manner and content of oral and written communications, strong internal controls and effective governance.  Our former senior management, including our former principal executive officer and our former principal financial officer, did not design or maintain a proper control environment or proper tone at the senior management level.  Beginning with the replacement of our former principal executive officer and our former principal financial officer in August 2019, we have taken the steps noted below in “Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting and Status” to address the tone at the senior management level and the material weaknesses described below that were previously identified in our Amendment No. 1 to Annual Report on Form 10–K/A for the year ended December 31, 2018 and that continue to exist as of March 31, 2020.

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

These material weaknesses resulted in the restatement of our audited consolidated financial statements as of and for the years ended December 31, 2018 and 2017 and the restatement of our unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2019 and each of the quarterly periods in the years ended December 31, 2018 and 2017.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting and Status

We have identified and implemented and continue to identify and implement actions to improve our internal control over financial reporting and disclosure controls and procedures, including actions to enhance our resources and training with respect to financial reporting, including technical accounting, and disclosure responsibilities.  We have established a disclosure committee to assist our principal executive officer and principal financial officer in fulfilling their responsibility to oversee the accuracy, completeness and timeliness of our public disclosures.  Additional actions that have been implemented include updating our audit committee charter, code of business conduct and ethics and anti–corruption policy, adopting a new related party transaction policy and creating a more robust conflict of interest questionnaire for employees.  An updated mandatory training course has been implemented for all employees in English and in Spanish which covers the code of business conduct and ethics as well as the anti–corruption policy in accordance with the updated policies.  Also, we will seek to hire more accounting personnel as deemed necessary to both strengthen reporting lines and segregation of duties as well as improve technical accounting functionality.

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

We have retained a third–party consulting firm that specializes in internal audit work, and more specifically internal controls work.  This firm has assisted, and will continue to assist, management with its risk assessment of internal control over financial reporting as well as documentation and testing of our internal control structure and evaluation of material weaknesses.  The controls that exist at the entity level will be particularly scrutinized in this effort.  On May 1, 2020, we hired a permanent Chief Financial Officer who will assume the full responsibilities of the position upon the filing of this Quarterly Report on Form 10–Q with the SEC.  Our new Chief Financial Officer has significant experience in internal controls and he, with the assistance of our third–party consulting firm, will oversee the remediation of the material weaknesses described above.

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
•

improve complex and technical accounting capabilities within our accounting structure by (i) changing senior leadership including the engagement of an interim Chief Financial Officer in August 2019 with significant accounting knowledge and experience, (ii) initiating and completing a search to fill this role on a more permanent basis, (iii) hiring new accounting personnel as needed and (iv) supporting our accounting personnel with third party resources as needed;

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

We expect that our current Interim Chief Financial Officer will continue to assist us as a consultant to enhance our accounting knowledge and experience.  We have commenced our analysis of our segregation of duties conflicts and expect to complete the analysis and incorporate the results into our 2020 internal control planning and remediation efforts.  We have also updated and formalized our information technology policies, which will serve as the foundation for remediating the material weakness in the information technology area.

Changes in Internal Control over Financial Reporting

Except as described above in “Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting and Status,” there have not been any changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as described in Note 4 in “Part 1.  Financial Information – Item 1. Financial Statements” contained herein, there have been no material changes in the legal proceedings as described in the section entitled “Legal Proceedings” in our Annual Report on Form 10–K for the year ended December 31, 2019.

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes in the significant risk factors that may affect our business, financial position, results of operations or liquidity as described in the section entitled “Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2019.

The COVID–19 coronavirus pandemic has adversely affected our business, financial condition and results of operations.

The outbreak of the COVID–19 coronavirus, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity, including the global demand for oil and natural gas. A pandemic, including the COVID–19 coronavirus or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, customers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to restrictions that may be requested or mandated by governmental authorities, including quarantines of certain geographic areas, restrictions on travel and other restrictions that prohibit employees from going to work, both around the world as well as in certain jurisdictions in the United States. The continued spread of the COVID–19 coronavirus and the related mitigation measures may result in a significant decrease in business from our customers and/or cause our customers to be unable to meet existing payment or other obligations to us. In April 2020, we had a contract cancelled by the operator presumably due to uncertainty on government restrictions on operations during the COVID–19 coronavirus pandemic and other scheduled and anticipated projects have been delayed and there is no assurance as to when they may resume, if at all. If the COVID–19 coronavirus continues to spread or the response to contain the COVID–19 coronavirus pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

Our backlog can vary significantly from time to time.  Our backlog estimates are based on certain assumptions and are subject to unexpected adjustments and cancellations and thus may not be timely converted to revenues in any particular fiscal period, if at all, or be indicative of our actual operating results for any future period.

As of March 31, 2020, we had approximately $109.7 million of backlog under contract, in addition to approximately $196.1 million of bids outstanding. Of the $109.7 million of backlog under contract, we expect $33.6 million to be completed in 2020. Our backlog estimates represent those projects for which a customer has executed a contract or signed a binding letter of award. Our backlog can vary significantly from time to time, particularly if the backlog is made up of multi–year contracts with some of our more significant customers. Backlog estimates are based on a number of assumptions and estimates including assumptions related to foreign exchange rates and proportionate performance of contracts. The realization of our backlog estimates is further affected by our performance under term rate contracts, as the early or late completion of a project under term rate contracts will generally result in decreased or increased, as the case may be, revenues derived from those projects. Contracts for services are also occasionally modified by mutual consent and often can be terminated for convenience by the customer. Because of potential changes in the scope or schedule of our customers’ projects, and the possibility of early termination of customer contracts, we cannot predict with certainty when or if our backlog will be realized. Material modifications, delays, payment defaults or cancellations on the underlying contracts (including those modifications, delays, defaults and cancellations relating to the COVID–19 coronavirus pandemic) could reduce the amount of backlog currently reported and, consequently, could inhibit the conversion of that backlog into revenues. Due the significant uncertainty in the outlook for oil and gas development as a result of the significant decline in oil prices since the beginning of 2020 due to the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil and the inability of members of OPEC and other producing countries to adequately address the reduced demand, certain of our scheduled and anticipated projects have recently been cancelled or delayed and there is no assurance as to when they may be reinitiated or awarded, if at all. We are unable to predict when market conditions may improve and worsening overall market conditions could result in additional reductions of backlog and bids outstanding.

We are currently not in compliance with the NASDAQ Capital Market listing standards. If our common stock is delisted, we could be required, at the option of the holders of our 2023 Notes, to repurchase all or a portion of their notes, which could have a material adverse effect on our business, financial condition and results of operations.

On April 29, 2020, we received written notice from the Listings Qualification Department of the NASDAQ Stock Market that its staff had determined to suspend trading in our common stock at the opening of business on May 8, 2020 and file a Form 25-NSE with the SEC to commence proceedings to delist our common stock from the NASDAQ Capital Market. The NASDAQ Stock Market reached its decision to delist our common stock from the NASDAQ Capital Market pursuant to Listing Rule 5550(b)(1) because we had not complied with the minimum $2.5 million stockholders’ equity requirement for continued listing on the NASDAQ Capital Market. As previously disclosed, on February 11, 2020, we received written notice from the NASDAQ Stock Market indicating that we were not in compliance with Listing Rule5550(b)(1). We had previously submitted a plan to regain compliance with the NASDAQ minimum stockholders’ equity requirement.

We have appealed the NASDAQ staff’s determination to a hearings panel pursuant to the procedures set forth in the NASDAQ Listing 5800 Series. The hearing is currently scheduled for June 4, 2020. The appeal has stayed the suspension of trading in our common stock and our common stock will continue to be listed on the NASDAQ Capital Market and will continue to trade under the symbol “SAEX” pending a decision by the hearings panel. We had previously applied for our common stock to be traded on the Over–the–Counter OTCQB Venture Market but the application was not approved due to the existence of the previously disclosed investigations by the SEC, the DOJ and DOR. We cannot assure you that the hearings panel will grant our request for continued listing.

If our common stock was to be delisted from NASDAQ and was not otherwise listed or traded on another qualifying exchange for a period of five consecutive trading days, such event would constitute a “fundamental change” under the terms of the indentures governing our 2023 Notes. In such event, we would be required to provide notice to the holders of our 2023 Notes of such fundamental change and could be required, at the option of such holders, to repurchase all or a portion of their notes. A requirement by such holders for us to repurchase some or all of such notes for cash would likely have a material adverse effect on our business, financial condition and results of operations, including if we do not have sufficient funds or are otherwise unable to comply with such requirement in accordance with the indenture governing our 2023 Notes.

If our common stock is delisted from the NASDAQ, as a result of our not being in compliance with its listing standards, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, certain events of default had occurred under our credit facility, senior loan facility and 2023 Notes.  In April 2020, we entered into a series of forbearance agreements with:

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

•

certain lenders (the “Term Loan Forbearing Parties”) of at least 82% of the outstanding principal amount of the term loans under the Term Loan and Security Agreement (as amended, the “Term Loan Agreement”), dated as of June 29, 2016, by and among us, as the borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Delaware Trust Company, as the Collateral Agent and as the Administrative Agent (the “Term Loan Forbearance Agreement”); and

•

certain holders (the “Notes Forbearing Parties” and together with the Term Loan Forbearing Parties and the ABL Forbearing Parties, the “Forbearing Parties”) of approximately 98% of the outstanding principal amount of the 2023 Notes issued pursuant to the indenture (as amended, the “2023 Notes Indenture” and, together with the Term Loan Agreement and the ABL Agreement, the “Debt Instruments”), dated as of September 26, 2018, by and among us, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral trustee (the “2023 Notes Forbearance Agreement” and together with the Term Loan Forbearance Agreement and the ABL Forbearance Agreement, the “Forbearance Agreements”).

Pursuant to the Forbearance Agreements, the Forbearing Parties have agreed to refrain from exercising their rights and remedies under the Debt Instruments and applicable law with respect to the existing defaults and other events of default that have occurred and are continuing as further specified in the Forbearance Agreements until 5:00 p.m. (New York City time) on the earlier of (a) May 31, 2020 and (b) the date the Forbearance Agreements otherwise terminate in accordance with their terms.

ITEM 5.  OTHER INFORMATION

PPP Loan

On May 8, 2020, we received the proceeds from an unsecured loan in the amount of approximately $6.8 million (the “PPP Loan”) from Texas Champions Bank, as lender, pursuant to the PPP of the CARES Act. The PPP Loan matures on May 8, 2022 and bears interest at a rate of 1.0% per annum. Principal and interest are payable monthly beginning seven months from the date of the PPP Loan and may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan is evidenced by a promissory note dated May 8, 2020 (the “Note”), which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties.

Under the term of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any covered payments of mortgage interest, rent, and utilities. In the event the loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. We intend to use the proceeds of the PPP Loan to maintain payroll and make lease, rent and utility payments; however, there is no assurance that the PPP Loan will be forgiven, in whole or in part.

The foregoing description of the PPP Loan is not complete and is qualified in its entirety by reference to the complete text of the Note, a copy of which is filed as Exhibit 10.16 to this Quarterly Report on Form 10–Q and incorporated herein by reference.

In connection with the PPP Loan, we received the consents of the lenders under the Debt Instruments (the “Consents”) to the entry into the PPP Loan, subject to certain limitations.

The foregoing description of the Consents is not complete and is qualified in its entirety by reference to the complete text of the Consents, copies of which are filed as Exhibits 10.17, 10.18 and 10.19 to this Quarterly Report on Form 10–Q and incorporated herein by reference.

NASDAQ Listing

On April 29, 2020, we received written notice from the Listings Qualification Department of the NASDAQ Stock Market that its staff had determined to suspend trading in our common stock at the opening of business on May 8, 2020 and file a Form 25–NSE with the SEC to commence proceedings to delist our common stock from the NASDAQ Capital Market. The NASDAQ Stock Market reached its decision to delist our common stock from the NASDAQ Capital Market pursuant to Listing Rule 5550(b)(1) because we had not complied with the minimum $2.5 million stockholders’ equity requirement for continued listing on the NASDAQ Capital Market. As previously disclosed, on February 11, 2020, we received written notice from the NASDAQ Stock Market indicating that we were not in compliance with Listing Rule 5550(b)(1). We had also previously submitted a plan to regain compliance with the NASDAQ minimum stockholders’ equity requirement.

We have appealed the NASDAQ staff’s determination to a hearings panel pursuant to the procedures set forth in the NASDAQ Listing 5800 Series. The hearing is currently scheduled for June 4, 2020. The appeal has stayed the suspension of trading in our common stock and our common stock will continue to be listed on the NASDAQ Capital Market and will continue to trade under the symbol “SAEX” pending a decision by the hearings panel. We had previously submitted an application for our common stock to be listed on the Over–the–Counter OTCQB Venture Market but the application was not approved due to the existence of the previously disclosed investigations by the SEC, the DOJ and DOR. There can be no assurance that the hearings panel will grant our request for continued listing.

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

4.1

Second Supplemental Indenture, dated as of January 10, 2020 among SAExploration Holdings, Inc. the guarantors party thereto, Wilmington Savings Fund, FSB, as trustee and collateral trustee, and the holders party thereto (incorporated by reference from Exhibit 10.6 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

4.2

Warrant Agreement Amendment, dated as of January 13, 2020 between SAExploration Holdings, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference from Exhibit 10.7 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

4.3

Third Supplemental Indenture, dated as of February 7, 2020 among SAExploration Holdings, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and the holders party thereto (incorporated by reference from Exhibit 10.30 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on February 7, 2020)

10.1

Amendment No. 6 to Third Amended and Restated Credit and Security Agreement, dated as of January 10, 2020 among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

10.2

Amendment No. 7 to Third Amended and Restated Credit and Security Agreement and Waiver, dated as of February 7, 2020 among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.28 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on February 7, 2020)

10.3

Consent Letter dated February 20, 2020, with respect to the Third Amended and Restated Credit and Security Agreement (incorporated by reference from Exhibit 10.10 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

10.4

Consent Letter dated March 18, 2020, with respect to the Third Amended and Restated Credit and Security Agreement (incorporated by reference from Exhibit 10.11 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

10.5

Forbearance Agreement, dated as of April 13, 2020, among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.14 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

10.6

Amendment No. 10 to the Term Loan and Security Agreement, dated as of January 10, 2020 among SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.5 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

10.7

Amendment No. 11 to the Term Loan and Security Agreement and Waiver, dated as of February 7, 2020 among SAExploration Holdings, Inc., the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.29 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on February 7, 2020)

10.8

Forbearance Agreement, dated as of April 13, 2020, among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.31 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

10.9

Forbearance Agreement, dated as of April 13, 2020, among SAExploration Holdings, Inc. and the holders party thereto (incorporated by reference from Exhibit 10.38 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

10.10

Asset Purchase Agreement for the Aklaq and Kuukpik Surveys, dated as of January 10, 2020 among SAExploration, Inc., ALASKAN Seismic Ventures, LLC. and TGS-NOPEC Geophysical Company ASA (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

10.11

Asset Purchase Agreement for the CRD Surveys, dated as of January 10, 2020 among SAExploration, Inc. and TGS-NOPEC Geophysical Company ASA (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

10.12

Sellers Side Letter Agreement, dated as of January 10, 2020, between SAE Exploration, Inc. and ALASKAN Seismic Ventures, LLC (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on January 13, 2020)

10.13+

First Amendment to Executive Employment Agreement, dated February 27, 2020, between Michael Faust and SAExploration Holdings, Inc. (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 2, 2020)

10.14+

Amended and Restated Executive Employment Agreement, dated April 1, 2020, between Michael Faust and SAExploration Holdings, Inc. (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on April 3, 2020)

10.15+

Executive Employment Agreement, dated May 1, 2020, between John Simmons and SAExploration Holdings, Inc.

(incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on May 1, 2020)

10.16*	U.S. Small Business Administration Unsecured Note dated as of May 8, 2020, by SAExploration, Inc. in favor of Texas Champions Bank, as lender

10.17*	Consent Letter dated May 7, 2020, with respect to the Third Amended and Restated Credit and Security Agreement dated as of September 26, 2018

10.18*	Consent Letter dated May 7, 2020, with respect to the Term Loan and Security Agreement, dated as of June 29, 2016

10.19*	Consent Letter dated May 7, 2020, with respect to the Senior Secured Convertible Notes Indenture dated as of September 26, 2018

31.1*	Rule 13a–14(a) Certification of Chief Executive Officer

31.2*	Rule 13a–14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101*	Interactive Data Files

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement

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

Date: May 12, 2020