Form 10-Q
period 2020-06-30
SAExploration Holdings, Inc.
filed 2020-08-14
CIK 1514732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2020

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

As of August 12, 2020, the registrant has 6,612,332 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAExploration Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$28,166	$5,441
Restricted cash	76	74
Accounts receivable, net	17,913	51,582
Deferred costs on contracts	392	14,966
Prepaid expenses and other current assets	6,966	5,324
Total current assets	53,513	77,387

Property and equipment, net of accumulated depreciation and amortization of $95,636 and $92,204, respectively	31,830	37,289
Multiclient seismic data library, net	—	2,719
Operating lease right-of-use assets	5,942	6,421
Goodwill	1,685	1,766
Intangible assets, net of accumulated amortization of $1,438 and $1,270, respectively	3,563	3,751
Tax credits receivable, net	2,708	12,104
Other assets	776	778
Total assets	$100,017	$142,215

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,911	$30,966
Accrued liabilities	5,512	6,034
Income and other taxes payable	1,865	5,902
Operating lease liabilities	1,643	2,576
Current portion of long-term debt and finance leases	102,621	112,401
Deferred revenue	563	8,724
Total current liabilities	119,115	166,603

Long-term debt and finance leases	9,713	7,145
Other long-term liabilities	4,434	4,280

Commitments and contingencies

Stockholders' deficit:
Common stock	—	—
Additional paid-in capital	240,366	240,068
Accumulated deficit	(271,480)	(274,535)
Accumulated other comprehensive loss	(322)	(2,912)
Treasury stock	(2,232)	(2,232)
SAExploration stockholders’ deficit	(33,668)	(39,611)
Noncontrolling interest	423	3,798
Total stockholders’ deficit	(33,245)	(35,813)
Total liabilities and stockholders’ deficit	$100,017	$142,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue from services	$35,814	$89,537	$161,199	$182,592
Cost of services	24,166	74,922	113,425	145,047
Depreciation and amortization	3,809	3,613	8,942	6,475
Gross profit	7,839	11,002	38,832	31,070

Operating expenses:
Selling, general and administrative expenses	9,263	10,821	21,412	20,108
Misappropriation of funds	—	121	—	273
Total operating expenses	9,263	10,942	21,412	20,381

Operating (loss) income	(1,424)	60	17,420	10,689

Other (expense) income, net:
Interest expense, net	(3,607)	(3,632)	(7,315)	(7,129)
Foreign exchange gain (loss), net	680	373	(4,774)	500
Other income, net	174	784	1,102	913
Total other expense, net	(2,753)	(2,475)	(10,987)	(5,716)

(Loss) income before income taxes	(4,177)	(2,415)	6,433	4,973

Income taxes	230	2,853	771	6,519

Net (loss) income	(4,407)	(5,268)	5,662	(1,546)

Less: net income attributable to noncontrolling interest	1,187	1,164	2,607	2,573

Net (loss) income attributable to SAExploration	$(5,594)	$(6,432)	$3,055	$(4,119)

(Loss) earnings per common share:
Basic	$(0.56)	$(0.81)	$0.31	$(0.53)
Diluted	$(0.56)	$(0.81)	$0.31	$(0.53)

Weighted average common shares outstanding:
Basic	9,969	7,919	9,968	7,761
Diluted	9,969	7,919	10,016	7,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(4,407)	$(5,268)	$5,662	$(1,546)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(193)	(347)	2,590	(390)
Comprehensive (loss) income	(4,600)	(5,615)	8,252	(1,936)
Less: comprehensive income attributable to noncontrolling interest	1,187	1,164	2,607	2,573
Comprehensive (loss) income attributable to SAExploration	$(5,787)	$(6,779)	$5,645	$(4,509)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands)

(Unaudited)

Three Months Ended June 30, 2020

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balances at March 31, 2020	$—	$240,201	$(265,886)	$(129)	$(2,232)	$(28,046)	$2,897	$(25,149)
Net (loss) income	—	—	(5,594)	—	—	(5,594)	1,187	(4,407)
Other comprehensive loss	—	—	—	(193)	—	(193)	—	(193)
Equity-based compensation cost	—	165	—	—	—	165	—	165
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,661)	(3,661)
Balances at June 30, 2020	$—	$240,366	$(271,480)	$(322)	$(2,232)	$(33,668)	$423	$(33,245)

Three Months Ended June 30, 2019

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balances at March 31, 2019	$—	$234,039	$(247,036)	$(3,078)	$(1,866)	$(17,941)	$4,884	$(13,057)
Net (loss) income	—	—	(6,432)	—	—	(6,432)	1,164	(5,268)
Other comprehensive loss	—	—	—	(347)	—	(347)	—	(347)
Purchase of treasury stock	—	—	—	—	(366)	(366)	—	(366)
Equity-based compensation cost	—	1,599	—	—	—	1,599	—	1,599
Distributions to noncontrolling interest	—	—	—	—	—	—	(750)	(750)
Balances at June 30, 2019	$—	$235,638	$(253,468)	$(3,425)	$(2,232)	$(23,487)	$5,298	$(18,189)

Six Months Ended June 30, 2020

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balances at December 31, 2019	$—	$240,068	$(274,535)	$(2,912)	$(2,232)	$(39,611)	$3,798	$(35,813)
Net income	—	—	3,055	—	—	3,055	2,607	5,662
Other comprehensive income	—	—	—	2,590	—	2,590	—	2,590
Equity-based compensation cost	—	298	—	—	—	298	—	298
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,982)	(5,982)
Balances at June 30, 2020	$—	$240,366	$(271,480)	$(322)	$(2,232)	$(33,668)	$423	$(33,245)

Six Months Ended June 30, 2019

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balances at December 31, 2018	$—	$232,661	$(249,349)	$(3,035)	$(1,866)	$(21,589)	$4,225	$(17,364)
Net (loss) income	—	—	(4,119)	—	—	(4,119)	2,573	(1,546)
Other comprehensive loss	—	—	—	(390)	—	(390)	—	(390)
Issuance of common stock	—	578	—	—	—	578	—	578
Purchase of treasury stock	—	—	—	—	(366)	(366)	—	(366)
Equity-based compensation cost	—	2,399	—	—	—	2,399	—	2,399
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,500)	(1,500)
Balances at June 30, 2019	$—	$235,638	$(253,468)	$(3,425)	$(2,232)	$(23,487)	$5,298	$(18,189)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$5,662	$(1,546)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Tax credits returned to State of Alaska	9,396	—
Tax credits used to offset production taxes	—	1,094
Depreciation and amortization	9,270	6,814
Equity-based compensation cost	298	2,399
Provision for doubtful accounts	1,724	919
Gain on sale of property and equipment	(151)	(661)
Amortization of loan issuance costs and debt discounts	2,089	1,865
Unrealized loss (gain) on foreign currency transactions	4,857	(607)
Deferred taxes	—	2,023
Changes in operating assets and liabilities	6,482	(1,506)
Net cash provided by operating activities	39,627	10,794

Cash flows from investing activities:
Purchases of property and equipment	(1,028)	(598)
Proceeds from sale of property and equipment	263	674
Net cash used in (provided by) investing activities	(765)	76

Cash flows from financing activities:
Long-term debt and finance lease repayments	(16,114)	(428)
Long-term debt borrowings	6,801	9,666
Proceeds from issuance of common stock	—	100
Purchase of treasury stock	—	(366)
Distribution to noncontrolling interest	(5,982)	(1,500)
Net cash (used in) provided by financing activities	(15,295)	7,472

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(840)	2
Net change in cash, cash equivalents and restricted cash	22,727	18,344
Cash, cash equivalents and restricted cash at the beginning of year	5,515	7,850
Cash, cash equivalents and restricted cash at the end of period	$28,242	$26,194

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

Going Concern Uncertainty

Our unaudited condensed consolidated financial statements included herein have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States.  The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.  Our unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Although we generated net income and cash from operating activities in the first six months of 2020, we have reported recurring losses from operations and have not generated cash from operating activities for the six years ended December 31, 2019, and as of June 30, 2020, we had a stockholders’ deficit of $33.2 million. We anticipate negative cash flows from operating activities to begin to occur again in the second half of 2020 and continue for the foreseeable future due to, among other things, the significant uncertainty in the outlook for oil and natural gas development as a result of the significant decline in oil prices since the beginning of 2020 due to the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil. We are unable to predict when industry market conditions may improve and, through June 30, 2020, we have had two significant contracts cancelled by the operators due to the COVID–19 coronavirus pandemic and other scheduled and anticipated projects have been delayed.  There is no assurance as to when they may resume, if at all.

Management, along with its legal and financial advisors, continues to explore various strategic alternatives to address our capital structure, which has included engaging in discussions with certain of our debt holders with respect to potential deleveraging or restructuring transactions that may include, but not be limited to, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring or reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).  We have attempted during this time to manage operating costs by actively pursuing cost–cutting measures to maximize liquidity consistent with current industry market expectations.  However, we have been unable to negotiate an extension of the January 2021 maturity date of our senior loan facility or waivers of the events of default under our credit facility and our senior loan facility, and a cross default under the indenture governing our 6.0% Senior Secured Convertible Notes due 2023 (the “2023 Notes”).  As a result of such events of default, we are unable to borrow additional amounts under our credit facility without the requisite approval of the lenders under such credit facility.

Based on the uncertainty of achieving these goals and the significance of the factors described, there is substantial doubt as to our ability to continue as a going concern for a period of 12 months after the date our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10–Q are issued. If we become unable to continue as a going concern, we may have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our unaudited condensed consolidated financial statements, and the holders of our securities could lose all or part of their investment.

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

New Accounting Standards to be Adopted

No new accounting pronouncements issued or effective during the three months ended June 30, 2020 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

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

Changes in the carrying value of our tax credits receivable, net are as follows for the six months ended June 30:

	2020	2019
Balance at beginning of year	$12,104	$13,198
Returned to State of Alaska	(9,396)	—
Balance at end of period	$2,708	$13,198

We have established an allowance for these tax credits receivable due to the uncertainty of the future monetization of the tax credits and the potential for the DOR to disallow the tax credits as management has determined that the costs submitted to the DOR by ASV did not reflect the affiliate status of ASV.  As of June 30, 2020 and December 31, 2019, the tax credits receivable are net of an allowance of $27.7 million and $53.0 million, respectively.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 3.  LONG–TERM DEBT AND FINANCE LEASES

Long–term debt and finance leases consisted of the following:

	June 30, 2020	December 31, 2019
Credit facility:
Principal outstanding	$20,500	$35,000
Unamortized debt issuance costs	(140)	(205)
Carrying amount	20,360	34,795

Senior loan facility:
Principal outstanding	29,000	29,000
Unamortized debt issuance costs	(626)	(1,232)
Carrying amount	28,374	27,768

6% senior secured convertible notes due 2023:
Principal outstanding	60,000	60,000
Unamortized debt discount and debt issuance costs	(11,922)	(13,341)
Carrying amount	48,078	46,659

Notes payable	15,522	9,974

Finance leases	—	350

Total debt	112,334	119,546
Current portion of long-term debt and finance leases	(102,621)	(112,401)
Total long-term debt and finance leases	$9,713	$7,145

We repaid $14.5 million of the amounts outstanding under our credit facility with the net proceeds received from the sale of certain seismic data and related assets in January 2020 (see Note 2).

In May 2020, we received the proceeds from an unsecured loan in the amount of $6.8 million pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  The PPP loan matures in May 2022 and bears interest at a rate of 1.0% per annum.  Principal and interest are payable monthly beginning seven months from the date of the PPP loan and may be prepaid at any time prior to maturity with no prepayment penalties.

Under the term of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any covered payments of mortgage interest, rent, and utilities. In the event the loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal, and we would record a gain on extinguishment for the amount forgiven when we are legally released from being the primary obligor. We intend to use the proceeds of the PPP loan to maintain payroll and make lease, rent and utility payments; however, there is no assurance that the PPP loan will be forgiven, in whole or in part.

The credit agreements and indentures for our credit facility, senior loan facility and 2023 Notes contain certain representations, warranties, covenants and other terms and conditions which are customary for agreements of these types. As discussed in Note 1, the report of our independent registered public accounting firm on our consolidated financial statements included in our Annual Report on Form 10–K for the year ended December 31, 2019 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern, which results in events of default under the credit facility and the senior loan facility, and a cross default under the indenture governing the 2023 Notes. We have entered into forbearance agreements with respect to our credit facility, senior loan facility and 2023 Notes, whereby the holders of the indebtedness thereunder have agreed to refrain from exercising their rights and remedies with respect to these existing defaults and other

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

events of default that have occurred and are continuing as further specified in the forbearance agreements until 5:00 p.m. (New York City time) on the earlier of (i) August 31, 2020 and (ii) the date the forbearance agreements otherwise terminate in accordance with their terms.  We have also amended the indenture governing the 2023 Notes to, among other things, provide that a fundamental change resulting from the failure of our common stock to be listed or quoted on any of the NYSE American, The New York Stock Exchange, The NASDAQ Global Select Market, The NASDAQ Global Market, The NASDAQ Capital Market, the OTCQX Market or the OTCQB Market (or any of their respective successors) will not be deemed to have occurred as a result of such failure until the earlier of (i) August 31, 2020 or (ii) the termination date of the forbearance period set forth in the existing forbearance agreement with respect to the 2023 Notes. However, the long–term debt outstanding under the credit facility, senior loan facility and 2023 Notes has been reclassified as current portion of long–term debt in these unaudited condensed consolidated financial statements.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

On August 18, 2019, a purported stockholder filed a putative class action lawsuit against us and certain former executive officers named therein in the U.S. District Court for the Southern District of Texas captioned John Bodin v. SAExploration Holdings, Inc., et al. Case No. 4:19–cv–03089.  Three other purported stockholders moved for appointment as lead plaintiff and approval of their counsel as lead counsel on October 2, 2019.  An order was entered on February 7, 2020, appointing Amrit Kumar and Tony Tep as co–lead plaintiffs (the “Class Action Plaintiffs”) and approving their counsel as co–lead counsel.  Pursuant to an agreed scheduling stipulation and order, the Class Action Plaintiffs filed their Amended Complaint on July 15, 2020 against us and certain of our former and current executive officers and directors named therein (the “Class Action Defendants”).  The Class Action Plaintiffs seek to represent a class of stockholders who purchased or otherwise acquired our publicly traded securities from March 15, 2016 through February 7, 2020 (the “Covered Period”). The amended complaint generally alleges that the Class Action Defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b–5 by making false and misleading statements in our periodic reports filed with the SEC during the Covered Period. The complaint requests damages, including interest, and an award of reasonable costs and expenses, including counsel and expert fees. Pursuant to an agreed scheduling stipulation and order, the Class Action Defendants must answer, move to dismiss, or otherwise respond to the amended complaint by September 17, 2020, with responsive briefing to be completed by January 11, 2021.

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

NOTE 5.  STOCKHOLDERS' EQUITY

As of June 30, 2020, we are authorized to issue 40.0 million shares of common stock with a par value of $0.0001 per share.

The following table presents the changes in the number of shares outstanding:

	2020	2019
Shares issued:
Balance as of January 1	4,508	3,211
Issue of shares on exercises of warrants	136	737
Issue of shares on vesting of restricted stock units	—	278
Issue of shares as consideration for services	—	243
Issue of shares in private placement	—	30
Balance as of June 30	4,644	4,499

Shares held as treasury stock:
Balance as of January 1	208	111
Purchase of treasury stock	—	97
Balance as of June 30	208	208

Shares outstanding as of June 30	4,436	4,291

In January 2020, we issued 0.4 million of our Series F warrants upon receipt of NASDAQ approval of the issuance.

In the six months ended June 30, 2020, 2.8 million Series C warrants and Series D warrants were exercised.  As of June 30, 2020, we have 71.0 million warrants outstanding, which are potentially exercisable into 4.4 million shares of our common stock.

NOTE 6.  REVENUE FROM SERVICES

Deferred Costs on Contracts

In some instances, we incur third party costs that directly relate to the contract to fulfill the contract obligations.  These fulfillment costs are capitalized and amortized consistent with how the related revenue is recognized.  Changes in our deferred costs on contracts are as follows for the six months ended June 30:

	2020	2019
Balance at beginning of year	$14,966	$3,746
Fulfillment costs incurred	9,149	5,821
Amortization of fulfillment costs	(23,723)	(7,717)
Balance at end of period	$392	$1,850

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

	2020	2019
Balance at beginning of year	$8,724	$4,357
Cash received, excluding amounts recognized as revenue from services	12,889	8,181
Amounts recognized as revenue from services	(21,050)	(8,098)
Balance at end of period	$563	$4,440

Disaggregated Revenue

The following table disaggregates our revenue by major source:

	2020			2019
	Land	Marine	Total	Land	Marine	Total
Three Months Ended June 30:
North America	$29,326	$—	$29,326	$28,875	$—	$28,875
South America	12	—	12	702	—	702
Asia Pacific	73	1	74	1,424	58,536	59,960
West Africa	—	6,402	6,402	—	—	—
Total	$29,411	$6,403	$35,814	$31,001	$58,536	$89,537

Six Months Ended June 30:
North America	$120,474	$—	$120,474	$89,428	$—	$89,428
South America	1,415	7,843	9,258	752	—	752
Asia Pacific	182	24,883	25,065	1,961	90,451	92,412
West Africa	—	6,402	6,402	—	—	—
Total	$122,071	$39,128	$161,199	$92,141	$90,451	$182,592

Remaining Performance Obligations

As of June 30, 2020, we had $64.6 million of remaining performance obligations.  We expect to recognize revenue of approximately 3% of these performance obligations in 2020, approximately 38% in 2021 and the remaining approximately 59% in 2022.

NOTE 7.  EQUITY–BASED COMPENSATION

We grant various forms of equity–based compensation to our senior management and directors.  These equity–based awards currently consist of restricted stock units (“RSUs”).

In March 2020, we issued 0.1 million RSUs to our senior management, which will vest in September 2021.  The fair value of the RSUs on the date of grant was $0.2 million.

We recognized equity–based compensation costs of $0.2 million and $1.6 million in the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $2.4 million in the six months ended June 30, 2020 and 2019, respectively.  These costs are included in “Selling, general and administrative expenses” on our unaudited condensed consolidated statements of operations.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of June 30, 2020, we had $0.4 million of unrecognized equity–based compensation cost, which is expected to be recognized over a weighted average period of 0.8 years.

NOTE 8.  LEASES

We have entered into various non–cancellable operating lease agreements for certain of our offices, shop and warehouse facilities, equipment and vehicles.  We determine if an arrangement is a lease, or contains a lease, at inception and record the lease in our unaudited condensed consolidated financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

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

The balances for the operating and finance leases where we are the lessee are presented on our unaudited condensed consolidated balance sheet as follows:

	Classification on Unaudited Condensed Consolidated Balance Sheet	June 30, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$5,942	$6,421
Finance lease assets	Property and equipment, net	—	324
Total lease assets		$5,942	$6,745

Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$1,643	$2,576
Finance lease liabilities	Current portion of long-term debt and finance leases	—	350
Long-term - operating lease liabilities	Other long-term liabilities	4,434	3,980
Total lease liabilities		$6,077	$6,906

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The components of lease expense on our unaudited condensed consolidated statement of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense:
Operating lease expense (1)	$1,170	$1,324	$2,407	$2,664

Finance lease expense:
Amortization of leased assets	$101	$207	$324	$428
Interest on lease liabilities	1	31	10	69
Total finance lease expense	$102	$238	$334	$497

Total lease expense	$1,272	$1,562	$2,741	$3,161

(1)	Includes short–term leases and variable lease costs, both of which are immaterial.

As of June 30, 2020, our operating leases have a weighted average remaining lease term of 4.0 years and a weighted average discount rate of 13.0%.

Supplemental cash flows information related to leases where we are the lessee is as follows:

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,662	$2,583
Operating cash flows from finance leases	10	69
Financing cash flows from finance leases	350	428

Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	744	—

As of June 30, 2020, the maturities of the liabilities related to our operating leases are as follows:

Six months ended December 31, 2020	$1,319
2021	1,988
2022	1,609
2023	1,424
2024	998
Thereafter	613
Total minimum lease payments	7,951
Less interest	1,874
Present value of lease liabilities	6,077
Less current lease liabilities	1,643
Long-term lease liabilities	$4,434

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

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Our effective tax rates were (5.5)% and (118.1)% for the three months ended June 30, 2020 and 2019, respectively, and 12.0% and 131.1% for the six months ended June 30, 2020 and 2019, respectively. The changes in our effective tax rates and the primary reasons that these effective tax rates differ from the applicable federal statutory rates are the fluctuations in earnings among the various jurisdictions in which we operate, increases in valuation allowances and foreign tax rate differentials.

The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021.  In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding years to generate a refund for previously paid income taxes.  The CARES Act also contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020.  These modifications increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income.  Based upon current facts and circumstances, we do not expect that these provisions would result in a material cash benefit or impact to the effective tax rate.

NOTE 10.  (LOSS) EARNINGS PER COMMON SHARE

The computation of basic and diluted (loss) earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic (loss) earnings per common share:
Net (loss) income attributable to SAExploration	$(5,594)	$(6,432)	$3,055	$(4,119)

Weighted average common shares outstanding	9,969	7,919	9,968	7,761

Basic (loss) earnings per common share	$(0.56)	$(0.81)	$0.31	$(0.53)

Diluted (loss) earnings per common share:
Net (loss) income attributable to SAExploration	$(5,594)	$(6,432)	$3,055	$(4,119)

Weighted average common shares outstanding	9,969	7,919	9,968	7,761
Effect of dilutive securities	—	—	48	—
Weighted average common shares outstanding, as adjusted	9,969	7,919	10,016	7,761

Diluted (loss) earnings per common share	$(0.56)	$(0.81)	$0.31	$(0.53)

Anti-dilutive securities excluded from diluted earnings per common share (1)	10,702	11,177	10,496	11,177

(1)	Includes our Series A and Series B warrants, certain unvested equity–based compensation and the shares underlying our 2023 Notes as their effect, if included, would have been anti–dilutive.

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

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

accounts payable, accrued liabilities and long–term debt.  The carrying amounts of our financial instruments, other than our 2023 Notes, approximate fair value because of the short–term nature of the items.

As of June 30, 2020, the estimated fair value and carrying value of our 2023 Notes was $16.4 million and $48.1 million, respectively.  As of December 31, 2019, the estimated fair value and carrying value of our 2023 Notes was $42.0 million and $46.7 million, respectively.

As our 2023 Notes are not actively traded, the fair value determination of the 2023 Notes is categorized as Level 3 as the valuation was based on valuation techniques when observable market data is not available.

NOTE 12.  OTHER SUPPLEMENTAL INFORMATION

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are recorded in our unaudited condensed consolidated balance sheet as follows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$28,166	$5,441
Restricted cash	76	74
Total cash, cash equivalents and restricted cash	$28,242	$5,515

Our restricted cash served as collateral for labor claims, office rental and cash in another country restricted by exchange control regulations.

Accounts Receivable, net

Total accounts receivable, net is comprised of the following:

	June 30, 2020	December 31, 2019
Trade receivables	$18,878	$50,447
Other receivables	2,824	3,199
Total accounts receivable	21,702	53,646
Less: allowance for doubtful accounts	(3,789)	(2,064)
Total accounts receivable, net	$17,913	$51,582

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are as follows:

	Six Months Ended June 30,
	2020	2019
Balance at beginning of year	$2,064	$548
Provisions for doubtful accounts	1,724	919
Cumulative translation adjustment	1	(195)
Balance at end of period	$3,789	$1,272

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Accrued Liabilities

Accrued liabilities are comprised of the following:

	June 30, 2020	December 31, 2019
Accrued payroll liabilities	$2,536	$2,385
Accrued interest	160	181
Other accrued liabilities	2,816	3,468
Total accrued liabilities	$5,512	$6,034

Other accrued liabilities primarily consist of accruals for project related expenses.

Supplemental Cash Flows Information

Supplemental cash flows information is as follows:

	Six Months Ended June 30,
	2020	2019
Cash paid for interest	$4,926	$5,278
Cash paid for income taxes	1,835	(3)

Noncash Transactions

Supplemental noncash transactions are as follows as of June 30:

	2020	2019
Accrual for stock issued for services	$—	$478

NOTE 13.  RELATED PARTY TRANSACTIONS

As of June 30, 2020, Jeff Hastings, our former Chief Executive Officer, is a lender under our credit facility in the principal amount of $0.5 million and a holder of our 2023 Notes in the principal amount of $1.0 million.

Brent Whiteley, our former Chief Financial Officer and General Counsel, owns and/or controls RVI Consulting, Inc. No amounts were billed by RVI in the three months or six months ended June 30, 2020.  In the three months and six months ended June 30, 2019, RVI billed us $0.1 million and $0.3 million, respectively, for legal and professional services that were determined to be a misappropriation of funds from us.  These amounts are included in “Misappropriation of funds” on our unaudited condensed consolidated statements of operations.

ASV is a VIE indirectly owned and/or controlled by Mr. Hastings and Mr. Whiteley.

SAExploration Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Other related party transactions are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fairweather Science, LLC (1)	$2	$—	$5	$31

Inupiate Resources Leasing LLC (2)	$—	$92	$150	$230

Inupiate Resources LLC (3)	$214	$105	$418	$308

Summit Air Resources (4)	$2	$—	$37	$32

1856125 Alberta Ltd. (5)	$3	$4	$84	$91
(1)	Mr. Hastings has an ownership interest in Fairweather Science, LLC, a company that provides specialized environmental support services to clients in Alaska’s natural resource industry.
(2)

Three members of our operations management team own Inupiate Resources Leasing LLC, which provides us with certain equipment.  In January 2020, we purchased $0.2 million of previously leased equipment, terminating the equipment leasing relationship.

(3)	A member of our operations management team owns Inupiate Resources LLC, which provides us with certain specialty personnel that are unique to the operations in Alaska and difficult to obtain.
(4)	A member of our operations management team owns Summit Air Resources, which provides us with certain equipment and mechanical services.
(5)	A family member of one of our officers owns 1856125 Alberta Ltd., which provides us with certain equipment and mechanical services.

As of June 30, 2020, three of the holders of the indebtedness outstanding under our credit facility, senior loan facility and 2023 Notes represent (together with their affiliates) approximately 90%, 72% and 90%, respectively, of the total principal amounts outstanding under such debt financing arrangements.  These holders also collectively own 18% of the shares of our outstanding common stock, 61% of the shares of our outstanding common stock, including shares of common stock issuable upon the exercise of our outstanding Series C, D, E and F common stock warrants (including the Series F warrants to be issued upon receipt of shareholder approval), and 76% of the shares of our outstanding common stock, including shares of common stock issuable upon the exercise of our outstanding Series C, D, E and F common stock warrants (including the Series F warrants to be issued upon receipt of shareholder approval) and upon conversion of our 2023 Notes, respectively.

Moreover, the three lenders are parties to certain registration rights agreements, by and among us and certain of our stockholders.

NOTE 14.  SUBSEQUENT EVENTS

In August 2020, we issued 2.2 million shares of our common stock upon the exercise of 2.4 million Series C warrants, 5.0 million Series D warrants, 29.2 million Series E warrants and 0.3 million Series F warrants by one of the holders of the indebtedness outstanding under our credit facility, senior loan facility and 2023 Notes.

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

As of June 30, 2020, we had approximately $64.6 million of backlog under contract, in addition to approximately $290.7 million of bids outstanding.  Of the $64.6 million of backlog under contract, we expect $2.3 million to be completed in 2020. However, our project visibility has continued to deteriorate. Due to the significant uncertainty in the outlook for oil and natural gas development as a result of the significant decline in oil prices since the beginning of 2020 due to the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil, certain of our scheduled and anticipated projects have recently been cancelled or delayed and there is no assurance as to when they may be reinitiated or awarded, if at all. We are unable to predict when market conditions may improve and worsening overall market conditions could result in additional reductions of backlog and bids outstanding.  See “Liquidity and Capital Resources” contained herein for a discussion of how these developments have impacted our financial position, results of operations and cash flows.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019

Net loss for the three months ended June 30, 2020 was $4.4 million compared with a net loss of $5.3 million for the three months ended June 30, 2019.  The significant factors in this change were a decrease of $3.2 million in gross profit partially offset by decreases of $2.6 million in income taxes and $1.6 million in selling, general and administrative (“SG&A”) expenses.

Revenue from services in the three months ended June 30, 2020 decreased $53.7 million compared with the three months ended June 30, 2019 driven primarily by a $59.9 million decrease in revenue from services in Asia Pacific, related to the completions of a land job in Australia and two marine projects in India and Dubai in the three months ended June 30, 2019, partially offset by the recognition of $6.4 million of revenue from services related to the termination of two marine projects in West Africa that were terminated by the operator in April 2020, presumably due to uncertainty regarding government restrictions during the COVID–19 pandemic.

Gross profit for the three months ended June 30, 2020 decreased $3.2 million compared with the three months ended June 30, 2019. Gross profit as a percentage of revenues was 21.9% for the three months ended June 30, 2020 compared with 12.3% for the three months ended June 30, 2019.  The positive impact on gross profit as a percentage of revenues can be attributed to more favorable pricing when taking into account the fixed costs involved in our projects.

SG&A expenses for the three months ended June 30, 2020 decreased $1.6 million compared with the three months ended June 30, 2019.  The decrease was primarily attributable to a $1.4 million decrease in equity compensation costs and decreased legal and professional fees related to our SEC and internal investigations.

As previously disclosed, our former Chief Financial Officer and General Counsel misappropriated $0.1 million of funds in the three months ended June 30, 2019.  For more information, see Note 13 contained herein.

Other expense, net for the three months ended June 30, 2020 increased $0.3 million compared with the three months ended June 30, 2019 due to a $0.6 million decrease in other income partially offset by a $0.3 million increase in foreign currency gain (loss) primarily in Colombia.

Income taxes for the three months ended June 30, 2020 decreased $2.6 million compared with the three months ended June 30, 2019 primarily due to fluctuations in earnings among the various jurisdictions in which we operate, offset by increases in valuation allowances and increases in foreign tax rate differentials.

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

Net income for the six months ended June 30, 2020 was $5.7 million compared with a net loss of $1.5 million for the six months ended June 30, 2019.  The significant factors in this change were an increase of $7.8 million in gross profit and a decrease of $5.7 million in income taxes partially offset by an increase of $5.3 million other expense, net.

Revenue from services in the six months ended June 30, 2020 decreased $21.4 million compared with the six months ended June 30, 2019.  In North America, revenue from services increased $31.0 million due to the sale by ASV and us of certain seismic data coupled with an increase in the number and scope of projects performed in Alaska and Canada offset by a decrease in activity in the contiguous United States of America.

Revenue from services in South America increased $8.5 million due to the completion of a marine job in Brazil and a small project in Colombia.  Revenue from services in Asia Pacific decreased $67.3 million primarily due to the completions of a land job in Australia and two marine projects in India and Dubai in the six months ended June 30, 2019.  Revenue from services in West Africa consisted of the recognition of $6.4 million of revenue from services related to the termination of two marine projects in West Africa that were terminated by the operator in April 2020 due to the COVID–19 pandemic.

Gross profit for the six months ended June 30, 2020 increased $7.8 million compared with the six months ended June 30, 2019.  Gross profit as a percentage of revenues was 24.1% for the six months ended June 30, 2020 compared with 17.0% for the six months ended June 30, 2019.  The positive impact on gross profit as a percentage of revenues can be attributed to more favorable pricing when taking into account the fixed costs involved in our projects.

SG&A expenses for the six months ended June 30, 2020 increased $1.3 million compared with the six months ended June 30, 2019.  The increase was primarily attributable to increased legal and professional fees related to the SEC and internal investigations partially offset by a $2.1 million decrease in equity compensation costs.

As previously disclosed, our former Chief Financial Officer and General Counsel misappropriated $0.3 million of funds in the six months ended June 30, 2019.  For more information, see Note 13 contained herein.

Other expense, net for the six months ended June 30, 2020 increased $5.3 million compared with the six months ended June 30, 2019 primarily due to a change in foreign currency gain (loss) primarily in Canada and Brazil.

Income taxes for the six months ended June 30, 2020 decreased $5.7 million compared with the six months ended June 30, 2019 primarily due to fluctuations in earnings among the various jurisdictions in which we operate, partially offset by increases in valuation allowances and increases in foreign tax rate differentials.

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

Over time, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities.  We currently estimate that our capital expenditures for 2020 will not exceed $3.0 million, of which we have spent $1.0 million through June 30, 2020.  This amount will permit us to maintain the operational capability of our current fleet of equipment so that we can execute ongoing projects without delay or increased costs but will not allow us to purchase any new technology or upgrade existing capital assets.

As of June 30, 2020, we had cash and cash equivalents, working capital and stockholders’ deficit of $28.2 million, $(65.6) million and $(33.2) million, respectively, and $125.0 million in aggregate principal amount of long–term debt outstanding.  Although we generated net income and cash from operating activities in the first six months of 2020, we have reported recurring losses from operations and have not generated cash from operating activities for the six years ended December 31, 2019. We anticipate negative cash flows from operating activities to begin to occur again in the second half of 2020 and continue for the foreseeable future due to, among other things, the significant uncertainty in the outlook for oil and natural gas development as a result of the significant decline in oil prices since the beginning of 2020 due to the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil.  We are unable to predict when industry market conditions may improve and, through June 30, 2020, we have had two contracts cancelled by the operators due to the COVID–19 coronavirus pandemic and other scheduled and anticipated projects have been delayed.  There is no assurance as to when they may resume, if at all.

Management, along with its legal and financial advisors, continues to explore various strategic alternatives to address our capital structure, which has included engaging in discussions with certain of our debt holders with respect to potential deleveraging or restructuring transactions that may include, but not be limited to, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring or reorganization under the Bankruptcy Code.  We have attempted during this time to manage operating costs by actively pursuing cost–cutting measures to maximize liquidity consistent with current industry market expectations.  However, we have been unable to negotiate an extension of the January 2021 maturity date of our senior loan facility or waivers of the events of default under our credit facility and our senior loan facility, and a cross default under the indenture governing our 2023 Notes.  As a result of such events of default, we are unable to borrow additional amounts under our credit facility without the requisite approval of the lenders under such credit facility.

Based on the uncertainty of achieving these goals and the significance of the factors described, there is substantial doubt as to our ability to continue as a going concern for a period of 12 months after the date our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10–Q are issued.  Our long–term liquidity requirements, the adequacy of capital resources and our ability to continue as a going concern are difficult to predict at this time.

Long–term Debt

As of June 30, 2020, we have $125.0 million in aggregate principal amount of long–term debt outstanding.  For additional information about our long–term debt, please see “Part I.  Financial Information – Item 1. Financial Statements” contained herein.

Cash Flows

Cash flows provided by (used in) type of activity were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Operating activities	$39,627	$10,794
Investing activities	(765)	76
Financing activities	(15,295)	7,472

Operating Activities

Cash flows from operating activities provided $39.6 million and $10.8 million in the six months ended June 30, 2020 and 2019, respectively. The significant factor in the change was our increase in operating income primarily driven by our increase in gross profit.

Investing Activities

In the six months ended June 30, 2020 and 2019, cash flows used in (provided by) investing activities consisted of $1.0 million and $0.6 million, respectively, to maintain, expand and upgrade our seismic data acquisition capabilities, partially offset by $0.3 million and $0.7 million, respectively, from the sale of property and equipment.

Financing Activities

In the six months ended June 30, 2020, cash flows used in financing activities included $16.1 million of long–term debt repayments and $6.0 million in distributions to our noncontrolling interest partially offset by $6.8 million of long–term debt borrowings.  In the six months ended June 30, 2019, cash flows provided by financing activities consisted of $9.7 million of long–term debt borrowings partially offset by $1.5 million of distributions to our noncontrolling interest.

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

Our forward–looking statements may be influenced by the following factors, among others:

•	our ability to identify, evaluate and complete any strategic alternative with respect to our capital structure;

•	the impact of the announcement of our review of strategic alternatives on our business, including our financial and operating results, or our employees, suppliers and customers;
•	substantial doubt about our ability to continue as a going concern as of June 30, 2020;
•	the impact of the COVID–19 coronavirus pandemic on our business, financial condition and results of operations;
•	fluctuations in the levels of exploration and development activity in the oil and natural gas industry;
•	delays, reductions or cancellations of project awards and our ability to realize revenue projected in our backlog;
•

continuing events of default outstanding under our debt instruments, including the risk that the holders of the debt take action to accelerate the maturity date of the applicable debt and exercise their other respective rights and remedies, such as foreclosure, among other things;

•	risks arising from the holders of our debt taking other actions against us, including by seeking a bankruptcy filing;
•	the potential need for us to seek bankruptcy protection and, if we do, our ability to obtain confirmation of a plan under the Bankruptcy Code and successfully consummate a restructuring thereunder;
•	the impact of the restatement of our previously issued consolidated financial statements;
•	the identified material weaknesses in our internal control over financial reporting and our ability to remediate those material weaknesses;
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

These words “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan to,” “ought,” “could,” “will,” “should,” “likely,” “appear,” “project,” “forecast,” “outlook” or other similar words or phrases are intended to identify forward–looking statements.  These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information.  The forward–looking statements speak only as of the date they were made and, except as required by law, we undertake no obligation to update, amend or clarify any forward–looking statements because of new information, future events or other factors.  All our forward–looking information involves risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of the risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2019 and Item 1A of this Quarterly Report on Form 10–Q.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a–15 and 15d–15, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10–Q. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) were not effective as of June 30, 2020.

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

Material Weaknesses in Internal Control over Financial Reporting

The control environment, which is the responsibility of senior management, helps set the tone of the organization, influences the control consciousness of its officers and employees, and is an important component affecting how the organization performs financial analysis, accounting and financial reporting. A proper organizational tone can be promoted through a variety of means, such as well–documented and communicated policies, a commitment to hiring competent employees, the manner and content of oral and written communications, strong internal controls and effective governance.  Our former senior management, including our former principal executive officer and our former principal financial officer, did not design or maintain a proper control environment or proper tone at the senior management level.  Beginning with the replacement of our former principal executive officer and our former principal financial officer in August 2019, we have taken the steps noted below in “Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting and Status” to address the tone at the senior management level and the material weaknesses described below that were previously identified in our Amendment No. 1 to Annual Report on Form 10–K/A for the year ended December 31, 2018 and that continue to exist as of June 30, 2020.

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

We have retained a third–party consulting firm that specializes in internal audit work, and more specifically internal controls work.  This firm has assisted, and will continue to assist, management with its risk assessment of internal control over financial reporting as well as documentation and testing of our internal control structure and evaluation of material weaknesses.  The controls that exist at the entity level will be particularly scrutinized in this effort.  On May 1, 2020, we hired a permanent Chief Financial Officer who has significant experience in internal controls and he, with the assistance of our third–party consulting firm, will oversee the remediation of the material weaknesses described above.

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

We expect that our former Interim Chief Financial Officer will continue to assist us as a consultant to enhance our accounting knowledge and experience.  We have commenced our analysis of our segregation of duties conflicts and expect to complete the analysis and incorporate the results into our 2020 internal control planning and remediation efforts.  We have also updated and formalized our information technology policies, which will serve as the foundation for remediating the material weakness in the information technology area.

Changes in Internal Control over Financial Reporting

Except as described above in “Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting and Status,” there have not been any changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The outbreak of the COVID–19 coronavirus, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity, including the global demand for oil and natural gas. A pandemic, including the COVID–19 coronavirus or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, customers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to restrictions that may be requested or mandated by governmental authorities, including quarantines of certain geographic areas, restrictions on travel and other restrictions that prohibit employees from going to work, both around the world as well as in certain jurisdictions in the United States. The continued spread of the COVID–19 coronavirus and the related mitigation measures has resulted in a significant decrease in business from our customers and/or may cause our customers to be unable to meet existing payment or other obligations to us. Through June 30, 2020, we have had two significant contracts cancelled by the operators due to the COVID–19 coronavirus pandemic and other scheduled and anticipated projects have been delayed and there is no assurance as to when they may resume, if at all. If the COVID–19 coronavirus continues to spread or the response to contain the COVID–19 coronavirus pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

Our backlog can vary significantly from time to time.  Our backlog estimates are based on certain assumptions and are subject to unexpected adjustments and cancellations and thus may not be timely converted to revenues in any particular fiscal period, if at all, or be indicative of our actual operating results for any future period.

As of June 30, 2020, we had approximately $64.6 million of backlog under contract, in addition to approximately $290.7 million of bids outstanding.  Of the $64.6 million of backlog under contract, we expect $2.3 million to be completed in 2020. Our backlog estimates represent those projects for which a customer has executed a contract or signed a binding letter of award. Our backlog can vary significantly from time to time, particularly if the backlog is made up of multi–year contracts with some of our more significant customers. Backlog estimates are based on a number of assumptions and estimates including assumptions related to foreign exchange rates and proportionate performance of contracts. The realization of our backlog estimates is further affected by our performance under term rate contracts, as the early or late completion of a project under term rate contracts will generally result in decreased or increased, as the case may be, revenues derived from those projects. Contracts for services are also occasionally modified by mutual consent and often can be terminated for convenience by the customer. Because of potential changes in the scope or schedule of our customers’ projects, and the possibility of early termination of customer contracts, we cannot predict with certainty when or if our backlog will be realized. Material modifications, delays, payment defaults or cancellations on the underlying contracts (including those modifications, delays, defaults and cancellations relating to the COVID–19 coronavirus pandemic) could reduce the amount of backlog currently reported and, consequently, could inhibit the conversion of that backlog into revenues. Due the significant uncertainty in the outlook for oil and gas development as a result of the significant decline in oil prices since the beginning of 2020 due to the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil, certain of our scheduled and anticipated projects have recently been cancelled or delayed and there is no assurance as to when they may be reinitiated or awarded, if at all. We are unable to predict when market conditions may improve and worsening overall market conditions could result in additional reductions of backlog and bids outstanding.

Our common stock is no longer quoted on, and will be delisted from, the NASDAQ Capital Market, which could require us, at the option of the holders of our 2023 Notes, to repurchase all or a portion of their notes, which could have a material adverse effect on our business, financial condition and results of operations.

On June 15, 2020, we received written notice from the Nasdaq Hearings Panel (the “Panel”) that the Panel had determined to suspend trading in our common stock at the opening of business on June 17, 2020. The Panel denied our request for an exception to Listing Rule 5550(b)(1), which requires a company to demonstrate at least $2.5 million of stockholders’ equity for continued listing on the NASDAQ Capital Market while it implements a plan of compliance. The delisting of our common stock from the NASDAQ Stock Market will become effective ten days after the August 11, 2020 filing by the NASDAQ Stock Market of a Form 25–NSE with the SEC.

Once our common stock ceases to be listed or quoted on the NASDAQ Capital Market for a period of five consecutive trading days (which period has been extended as a result of a fourth supplemental indenture dated June 16, 2020 to the indenture governing the 2023 Notes), such event will constitute a “fundamental change” under the terms of the indenture governing the 2023 Notes on the earlier of (i) August 31, 2020 or (ii) the termination date of the forbearance period set forth in the existing forbearance agreement regarding certain events of default under the indenture governing the 2023 Notes (the “Fundamental Change Effective Date”). In such event, we will be required to provide notice (the “Notice”) to all of the holders of the $60.0 million principal amount of outstanding 2023 Notes of such fundamental change on or before the 20th calendar day after the Fundamental Change Effective Date and could be required, at the option of any or all of such holders, to repurchase for cash all of their 2023 Notes on the date specified by us that is not less than 20 calendar days or more than 35 calendar days following the date of the Notice at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to, but excluding, the repurchase date. If we are unable to obtain a waiver of this fundamental change from the holders of the 2023 Notes prior to the Fundamental Change Effective Date and if we are required by such holders to repurchase some or all of the 2023 Notes for cash, we do not expect that it would have sufficient funds to make such repurchase and therefore may need to seek bankruptcy protection, which would have a material adverse effect on our business, financial condition and results of operations.

There is substantial risk that it may be necessary for us to seek protection under the Bankruptcy Code, which may have a material adverse impact on our business, financial condition, results of operations, and cash flows, would have a material adverse impact on the trading price of our securities, and could place our stockholders at significant risk of losing all of their investment in our stock.

We have, with the assistance of our financial and legal advisors, analyzed various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness in private transactions. Due to our current financial constraints, there is a substantial risk that it may be necessary for us to seek protection under the Bankruptcy Code.

Seeking bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. As long as a Chapter 11 proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. Bankruptcy court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, during the period of time we are involved in a bankruptcy proceeding, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships.

Additionally, we have a significant amount of indebtedness that is senior to our existing common stock and warrants to purchase shares of our common stock in our capital structure. As a result, we believe that seeking bankruptcy court protection under a Chapter 11 proceeding could cause the shares of our existing common stock and warrants to purchase shares of our common stock to be extinguished and our common stockholders and warrantholders will be entitled to no recovery, which would place stockholders and warrantholders at significant risk of losing all of their investment in our securities.

We face several risks regarding the monetization of tax credits under Alaska’s tax credits program.

As of June 30, 2020, we have a $2.7 million tax credits receivable, net of an allowance of $27.7 million, related to the tax credits earned by ASV.   We have classified this receivable as long–term because of the length of time we expect it will take to collect on it.

Falling oil prices have substantially reduced Alaska’s revenue from production taxes and other petroleum sources, resulting in appropriations to the oil and gas tax credit fund for purchase of tax credit certificates in the last several fiscal years at or below the amounts indicated by a statutory formula rather than amounts needed to pay for all the tax credit certificates in the queue for purchase.  The Alaska budgets that passed in 2019 for fiscal year 2020, which ended June 30, 2020 in 2020 for fiscal year 2021, which started July 1, 2020, had no appropriation to the oil and gas tax credit fund, but did include appropriations of an estimated $700 million for purchases of tax credit certificates through the bond program described below.  According to statements made by DOR officials, that amount would be enough to pay for the outstanding tax credit certificates awaiting purchase by the State of Alaska.  However, the fiscal year 2021 budget did not include an appropriation for debt service for the bond program, which will need to be addressed before the program will move forward and the legal challenge to the bond program described below will also need to be resolved.

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

Pursuant to the Forbearance Agreements, the Forbearing Parties have agreed to refrain from exercising their rights and remedies under the Debt Instruments and applicable law with respect to the existing defaults and other events of default that have occurred and are continuing as further specified in the Forbearance Agreements until 5:00 p.m. (New York City time) on the earlier of (a) May 31, 2020 and (b) the date the Forbearance Agreements otherwise terminate in accordance with their terms.  The May 31, 2020 deadline was ultimately extended to August 31, 2020.

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

4.1

Fourth Supplemental Indenture, dated as of June 16, 2020, among SAExploration Holdings, Inc., the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference from Exhibit 4.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on June 17, 2020)

10.1

Forbearance Agreement, dated as of April 13, 2020, among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.14 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

10.2

Forbearance Agreement, dated as of April 13, 2020, among SAExploration, Inc., SAExploration Holdings, Inc., the other loan parties thereto and the lenders party thereto (incorporated by reference from Exhibit 10.31 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

10.3

Forbearance Agreement, dated as of April 13, 2020, among SAExploration Holdings, Inc. and the holders party thereto (incorporated by reference from Exhibit 10.38 to SAExploration Holdings, Inc.’s Annual Report on Form 10–K filed with the SEC on April 14, 2020)

10.4+

Amended and Restated Executive Employment Agreement, dated April 1, 2020, between Michael Faust and SAExploration Holdings, Inc. (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current

Report on Form 8–K filed with the SEC on April 3, 2020)

10.5+

Executive Employment Agreement, dated May 1, 2020, between John Simmons and SAExploration Holdings, Inc. (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on May 1, 2020)

10.6

U.S. Small Business Administration Unsecured Note dated as of May 8, 2020, by SAExploration, Inc. in favor of Texas Champions Bank, as lender (incorporated by reference from Exhibit 10.16 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on May 13, 2020)

10.7

Consent Letter dated May 7, 2020, with respect to the Third Amended and Restated Credit and Security Agreement dated as of September 26, 2018 (incorporated by reference from Exhibit 10.17 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on May 13, 2020)

10.8

Consent Letter dated May 7, 2020, with respect to the Term Loan and Security Agreement, dated as of June 29, 2016 (incorporated by reference from Exhibit 10.18 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on May 13, 2020)

10.9

Consent Letter dated May 7, 2020, with respect to the Senior Secured Convertible Notes Indenture dated as of September 26, 2018 (incorporated by reference from Exhibit 10.19 to SAExploration Holdings, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on May 13, 2020)

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

SAExploration Holdings, Inc.

By:	/s/ Michael Faust
Michael Faust
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

By:	/s/ John A. Simmons
John A. Simmons
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 14, 2020