Form 10-Q
period 2020-09-30
SAExploration Holdings, Inc.
filed 2020-11-16
CIK 1514732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-35471

SAExploration Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-4867100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13645 N. Promenade Blvd., Stafford, Texas, 77477

(Address of principal executive offices)

(Zip Code)

(281) 258-4400

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

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

As of November 6, 2020, the registrant has 6,612,332 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$21,987	$5,441
Restricted cash	75	74
Accounts receivable, net	6,891	51,582
Deferred costs on contracts	343	14,966
Prepaid expenses and other current assets	6,903	5,324
Total current assets	36,199	77,387

Property and equipment, net of accumulated depreciation and amortization of $98,011 and $92,204, respectively	28,730	37,289
Multiclient seismic data library, net	—	2,719
Operating lease right-of-use assets	5,505	6,421
Goodwill	1,720	1,766
Intangible assets, net of accumulated amortization of $1,522 and $1,270, respectively	3,487	3,751
Tax credits receivable, net	—	12,104
Other assets	777	778
Total assets	$76,418	$142,215

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,485	$30,966
Accrued liabilities	3,506	6,526
Income and other taxes payable	928	5,410
Operating lease liabilities	1,517	2,576
Current portion of long-term debt and finance leases	28,326	112,401
Deferred revenue	633	8,724
Total current liabilities	36,395	166,603

Long-term debt and finance leases	—	7,145
Other long-term liabilities	4,107	4,280

Liabilities subject to compromise	99,755	—

Commitments and contingencies

Stockholders' deficit:
Common stock	—	—
Additional paid-in capital	239,677	240,068
Accumulated deficit	(301,495)	(274,535)
Accumulated other comprehensive loss	(209)	(2,912)
Treasury stock	(2,232)	(2,232)
SAExploration stockholders’ deficit	(64,259)	(39,611)
Noncontrolling interest	420	3,798
Total stockholders’ deficit	(63,839)	(35,813)
Total liabilities and stockholders’ deficit	$76,418	$142,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue from services	$2,171	$23,274	$163,370	$205,866
Cost of services	7,873	17,075	121,298	162,122
Depreciation and amortization	3,096	2,930	12,038	9,405
Gross (loss) profit	(8,798)	3,269	30,034	34,339

Operating expenses:
Selling, general and administrative expenses	5,917	13,698	27,329	33,806
Misappropriation of funds	—	55	—	328
Total operating expenses	5,917	13,753	27,329	34,134

Operating (loss) income	(14,715)	(10,484)	2,705	205

Other (expense) income, net:
Interest expense, net	(2,635)	(3,714)	(9,950)	(10,843)
Foreign exchange gain (loss), net	109	(1,351)	(4,665)	(851)
Other income, net	242	1,875	1,344	2,788
Reorganization expenses	(12,940)	—	(12,940)	—
Total other expense, net	(15,224)	(3,190)	(26,211)	(8,906)

Loss before income taxes	(29,939)	(13,674)	(23,506)	(8,701)

Income taxes	76	(689)	847	5,830
				—
Net loss	(30,015)	(12,985)	(24,353)	(14,531)

Less: net income attributable to noncontrolling interest	—	—	2,607	2,573

Net loss attributable to SAExploration	$(30,015)	$(12,985)	$(26,960)	$(17,104)

Loss per common share (basic and diluted)	$(3.01)	$(1.64)	$(2.55)	$(2.19)

Weighted average common shares outstanding (basic and diluted)	9,969	7,930	10,582	7,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(30,015)	$(12,985)	$(24,353)	$(14,531)
Other comprehensive income:
Foreign currency translation adjustment	113	990	2,703	600
Comprehensive loss	(29,902)	(11,995)	(21,650)	(13,931)
Less: comprehensive income attributable to noncontrolling interest	—	—	2,607	2,573
Comprehensive loss attributable to SAExploration	$(29,902)	$(11,995)	$(24,257)	$(16,504)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands)

(Unaudited)

Three Months Ended September 30, 2020

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balances at June 30, 2020	$—	$240,366	$(271,480)	$(322)	$(2,232)	$(33,668)	$423	$(33,245)
Net loss	—	—	(30,015)	—	—	(30,015)	—	(30,015)
Other comprehensive loss	—	—	—	113	—	113	—	113
Equity-based compensation cost	—	(689)	—	—	—	(689)	—	(689)
Distributions to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
Balances at September 30, 2020	$—	$239,677	$(301,495)	$(209)	$(2,232)	$(64,259)	$420	$(63,839)

Three Months Ended September 30, 2019

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balances at June 30, 2019	$—	$235,638	$(253,468)	$(3,425)	$(2,232)	$(23,487)	$5,298	$(18,189)
Net loss	—	—	(12,985)	—	—	(12,985)	—	(12,985)
Other comprehensive income	—	—	—	990	—	990	—	990
Equity-based compensation cost	—	(55)	—	—	—	(55)	—	(55)
Distributions to noncontrolling interest	—	—	—	—	—	—	(750)	(750)
Balances at September. 30, 2019	$—	$235,583	$(266,453)	$(2,435)	$(2,232)	$(35,537)	$4,548	$(30,989)

Nine Months Ended September 30, 2020

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balances at December 31, 2019	$—	$240,068	$(274,535)	$(2,912)	$(2,232)	$(39,611)	$3,798	$(35,813)
Net (loss) income	—	—	(26,960)	—	—	(26,960)	2,607	(24,353)
Other comprehensive income	—	—	—	2,703	—	2,703	—	2,703
Equity-based compensation cost	—	(391)	—	—	—	(391)	—	(391)
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,985)	(5,985)
Balances at September 30, 2020	$—	$239,677	$(301,495)	$(209)	$(2,232)	$(64,259)	$420	$(63,839)

Nine Months Ended September 30, 2019

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total SAExploration Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balances at December 31, 2018	$—	$232,661	$(249,349)	$(3,035)	$(1,866)	$(21,589)	$4,225	$(17,364)
Net (loss) income	—	—	(17,104)	—	—	(17,104)	2,573	(14,531)
Other comprehensive income	—	—	—	600	—	600	—	600
Issuance of common stock	—	578	—	—	—	578	—	578
Purchase of treasury stock	—	—	—	—	(366)	(366)	—	(366)
Equity-based compensation cost	—	2,344	—	—	—	2,344	—	2,344
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,250)	(2,250)
Balances at September 30, 2019	$—	$235,583	$(266,453)	$(2,435)	$(2,232)	$(35,537)	$4,548	$(30,989)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(24,353)	$(14,531)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Tax credits returned to State of Alaska	9,396	—
Reserve for potential tax credits monetization	2,708	—
Tax credits used to offset production taxes	—	1,094
Depreciation and amortization	12,503	9,886
Equity-based compensation cost	(391)	2,344
Provision for doubtful accounts	1,645	1,619
Gain on sale of disposal and equipment	(284)	(648)
Amortization of loan issuance costs and debt discounts	2,785	2,835
Unrealized loss on foreign currency transactions	4,709	610
Noncash reorganization expenses	11,885	—
Deferred taxes	—	2,023
Changes in operating assets and liabilities	13,325	(6,607)
Net cash provided by (used in) operating activities	33,928	(1,375)

Cash flows from investing activities:
Purchases of property and equipment	(1,150)	(1,158)
Proceeds from disposal of property and equipment	514	696
Net cash used in investing activities	(636)	(462)

Cash flows from financing activities:
Long-term debt and finance lease repayments	(16,890)	(7,604)
Long-term debt borrowings	6,801	17,666
Proceeds from issuance of common stock	—	100
Purchase of treasury stock	—	(366)
Distribution to noncontrolling interest	(5,985)	(2,250)
Net cash (used in) provided by financing activities	(16,074)	7,546

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(671)	76
Net change in cash, cash equivalents and restricted cash	16,547	5,785
Cash, cash equivalents and restricted cash at the beginning of year	5,515	7,850
Cash, cash equivalents and restricted cash at the end of period	$22,062	$13,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1.  GENERAL

Description of the Business

SAExploration Holdings, Inc. (“we,” “our,” “us” or “SAEX”) is a full–service provider of seismic data acquisition, logistical support and processing services in North America, South America, Asia Pacific, West Africa and the Middle East to customers in the oil and natural gas industry.

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

Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code

On August 27, 2020 (the “Petition Date”), we and certain of our wholly–owned direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions (collectively, the “Petition” and the cases commenced thereby, the “Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) to pursue a Chapter 11 plan of reorganization (as amended, the “Plan”).  The Chapter 11 Cases have been consolidated for procedural purposes only and are being administered jointly under the caption In re: SAExploration Holdings, Inc., et. al. (Case No. 20–34306).

In connection with the Chapter 11 filing, we entered into a Restructuring Support Agreement (as amended, the “RSA”) with lenders of 100% of the principal amount outstanding under our credit facility, lenders of approximately 82.4% of the principal amount outstanding under our senior loan facility and holders of 100% of our 6.0% Senior Secured Convertible Notes due 2023 (the “2023 Notes”) (such lenders and holders referred to herein as the “Supporting Parties”) and a Backstop Commitment Agreement (as amended, the “BCA”) with the Supporting Parties (the “Backstop Parties”).  On November 1, 2020, we entered into an Amendment to the RSA with certain of the Supporting Parties party thereto and an Amendment to the BCA with certain of the Backstop Parties party thereto.

As amended, the RSA contemplates the restructuring (the “Restructuring”) of the Debtors pursuant to the Plan, which contemplates (i) the entry into a new first lien exit facility in an aggregate principal amount of $15.0 million with lenders under our existing credit facility and senior loan facility; (ii) the conversion of the existing credit facility into a new second lien exit facility in an aggregate principal amount of $20.5 million with the existing lenders; (iii) the elimination of $89.0 million of principal plus accrued interest with respect to our existing senior loan facility and 2023 Notes; and (iv) a rights offering (the “Rights Offering”) pursuant to which all eligible holders of loans under our existing credit facility and senior loan facility will be offered the opportunity to purchase loans to be advanced under the new first lien exit facility and shares of new common stock to be issued by reorganized SAEX for an aggregate purchase price of $15.0 million that will represent 95% of the outstanding new common stock to be issued by reorganized SAEX.  Pursuant to the BCA, the Rights Offering will be backstopped by certain Backstop Parties who will receive a backstop commitment premium payable in new common stock that will represent 2.5% of the outstanding new common stock to be issued by reorganized SAEX as consideration for backstopping the Rights Offering or, if the BCA is terminated in certain circumstances, payable in the amount of approximately $0.9 million in cash.  The new common stock to be issued by reorganized SAEX will be subject to further dilution by new common stock to be issued by reorganized SAEX in connection with a management incentive plan.  The Plan also provides that holders of general unsecured claims and holders of our existing common stock and warrants to purchase our existing common stock will not receive any distribution in respect of such claims or common stock and warrants, respectively.

Subject to Bankruptcy Court approval of the Plan and the satisfaction of certain conditions to the Plan and related transactions, we have proposed to consummate the Plan and emerge from Chapter 11 before the end of December 2020.  There can be no assurances that the Plan will be approved or confirmed by the Bankruptcy Court by that time, or at all.

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As a result of the filing of the Chapter 11 Cases, the principal and interest due under our credit facility, our senior loan facility and our 2023 Notes became immediately due and payable.  However, any efforts to enforce such payment obligations with respect to our credit facility, our senior loan facility and our 2023 Notes are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of such debt instruments will be subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

We expect to continue our operations without interruption during the pendency of the Chapter 11 Cases.  For the duration of the Restructuring and after the Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to risks and uncertainties associated with the Restructuring and Chapter 11 Cases.

Accounting Standards Codification 852–10, Reorganizations (“ASC 852–10”), applies to entities that have filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  In accordance with ASC 852–10, transactions and events directly associated with the Chapter 11 Cases are required to be distinguished from the ongoing operations of the business.  In addition, ASC 852–10 requires changes in the accounting and presentation of liabilities, as well as expenses and income directly associated with the Chapter 11 Cases.

Liabilities Subject to Compromise

Liabilities subject to compromise in our condensed consolidated financial statements include pre–petition liabilities that may be affected by a Chapter 11 plan at the amounts expected to be allowed, even if they may be settled for lesser amounts.  If there is uncertainty about whether a secured claim is undersecured, or will be impaired under the Chapter 11 plan, the entire amount of the claim is included in liabilities subject to compromise.  Difference between liabilities we have estimated and the claims to be filed will be investigated and resolved in connection with the claims resolution process in the Chapter 11 Cases.  We will continue to evaluate these liabilities throughout the Chapter 11 Cases and adjust amounts as necessary.  Such adjustments may be material.

The components of “Liabilities subject to compromise” included in our unaudited condensed consolidated balance sheets are as follows:

September 30, 2020
Long-term debt	$95,829
Accrued liabilities	3,034
Accounts payable	892
Total	$99,755

Costs of Reorganization

The Debtors have incurred and will continue to incur significant costs associated with the Chapter 11 Cases.  The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results.  The following table summarizes the components included in “Reorganization expenses” in our unaudited condensed consolidated statements of operations for the three months and nine months ended September 30:

2020
Long-term debt discounts and issuance costs	$11,885
Advisory and professional fees	1,055
Total	$12,940

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Debtor Financial Statements

Unaudited condensed consolidated financial statements of the Debtors are set forth below.  All intercompany balances due between Debtor entities have been eliminated in consolidation.  Intercompany balances between the Debtors and non–debtor affiliates have not been eliminated in the Debtors’ unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Balance Sheet

September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$15,308
Restricted cash	31
Accounts receivable, net	3,611
Deferred costs on contracts	105
Prepaid expenses and other current assets	5,113
Total current assets	24,168

Property and equipment, net	27,754
Operating lease right-of-use assets	4,589
Intangible assets, net	3,116
Other assets	237
Accounts receivable from non-debtor affiliates	56,212
Investment in non-debtor affiliate	404
Total assets	$116,480

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$735
Accrued liabilities	2,308
Income and other taxes payable	1,846
Operating lease liabilities	1,244
Current portion of long-term debt	28,326
Deferred revenue	633
Total current liabilities	35,092

Other long-term liabilities	3,348

Liabilities subject to compromise	99,755

Commitments and contingencies

Stockholders' deficit	(21,715)
Total liabilities and stockholders' deficit	$116,480

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Unaudited Condensed Consolidated Statement of Operations

Nine Months Ended September 30,
2020
Revenue from services	$96,448
Cost of services	67,691
Depreciation and amortization	8,891
Gross profit	19,866

Operating expenses - selling, general and administrative	22,626

Operating loss	(2,760)

Other expense, net	(20,398)

Loss before income taxes and equity in income of non-debtor affiliate	(23,158)

Income taxes	312

Loss before equity in income of non-debtor affiliate	(23,470)

Equity in income of non-debtor affiliate	2,504

Net loss	$(20,966)

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Unaudited Condensed Consolidated Statement of Cash Flows

Nine Months Ended September 30,
2020
Cash flows from operating activities:
Net loss	$(20,966)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,248
Equity-based compensation cost	(391)
Gain on sale of disposal and equipment	(131)
Amortization of loan issuance costs and debt discounts	2,785
Unrealized loss on foreign currency transactions	148
Noncash reorganization expenses	11,885
Equity in earnings of affiliate	(2,504)
Distributions from non-debtor affiliate	5,750
Changes in operating assets and liabilities	16,942
Net cash provided by operating activities	22,766

Cash flows from investing activities:
Purchases of property and equipment	(994)
Proceeds from disposal of property and equipment	362
Investment in non-debtor affiliate	(31)
Net cash used in investing activities	(663)

Cash flows from financing activities:
Long-term debt and finance lease repayments	(16,890)
Long-term debt borrowings	6,801
Intercompany lending	271
Net cash used in financing activities	(9,818)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(91)
Net change in cash, cash equivalents and restricted cash	12,194
Cash, cash equivalents and restricted cash at the beginning of year	3,145
Cash, cash equivalents and restricted cash at the end of period	$15,339

Going Concern Uncertainty

Given the uncertainty surrounding the Chapter 11 Cases, there is substantial doubt about our ability to continue as a going concern.  The accompanying unaudited condensed consolidated financial statements included herein have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States.  The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.  Our unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein include our accounts and those of our subsidiaries that are wholly–owned, controlled by us or a variable interest entity (“VIE”) where we are the primary beneficiary, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) for a fair presentation of the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of our Annual Report on Form 10–K for the year ended December 31, 2019.

All intercompany accounts and transactions have been eliminated in consolidation.  In the Notes to Unaudited Condensed Consolidated Financial Statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

Certain amounts in our prior period unaudited condensed consolidated financial statements and related footnote disclosures have been reclassified to conform to the current year presentation.  This reclassification had no impact on our financial condition, results of operations or cash flows.

COVID–19 Pandemic and Market Conditions

Our operations continue to be disrupted due to the circumstances surrounding the COVID–19 pandemic. The closure of non–essential business facilities and restrictions on travel put in place by governments around the world have significantly reduced economic activity.

The oil and natural gas industry has experienced unprecedented price disruptions during 2020, due in part to significantly decreased demand as a result of the COVID–19 pandemic, as activity declined in the face of depressed oil pricing. As customers continue to revise their capital budgets in order to adjust spending levels in response to lower commodity prices, we have experienced a significant decline in demand for our services.

Low oil prices and industry volatility are likely to continue through the near and long-term. As the global outbreak of the COVID–19 pandemic continues to rapidly evolve, management expects it to continue to materially and adversely affect our revenue, financial condition, profitability, and cash flow for an indeterminate period of time.

New Accounting Standards to be Adopted

No new accounting pronouncements issued or effective during the three months ended September 30, 2020 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

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

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Changes in the carrying value of our tax credits receivable, net are as follows for the nine months ended September 30:

	2020	2019
Balance at beginning of year	$12,104	$13,198
Returned to State of Alaska	(9,396)	—
Reserve for potential monetization	(2,708)	—
Balance at end of period	$—	$13,198

In the three months ended September 30, 2020, we increased the allowance on the remaining tax credits receivable balance by $2.7 million in order to fully reserve the receivable, as we believe that the monetization of the tax credits is no longer probable.  As of September 30, 2020 and December 31, 2019, the tax credits receivable are net of an allowance of $30.4 million and $53.0 million, respectively.

NOTE 3.  LONG–TERM DEBT AND FINANCE LEASES

Long–term debt and finance leases consisted of the following:

	September 30, 2020	December 31, 2019
Credit facility:
Principal outstanding	$20,500	$35,000
Unamortized debt issuance costs	(108)	(205)
Carrying amount	20,392	34,795

Senior loan facility:
Principal outstanding	29,000	29,000
Unamortized debt issuance costs	—	(1,232)
Carrying amount	29,000	27,768

6% senior secured convertible notes due 2023:
Principal outstanding	60,000	60,000
Unamortized debt discount and debt issuance costs	—	(13,341)
Carrying amount	60,000	46,659

Secured note payable	7,934	9,974

Unsecured note payable	6,829	—

Finance leases	—	350

Total debt	124,155	119,546
Debt subject to compromise	(95,829)	—
Total debt not subject to compromise	28,326	119,546
Current portion of long-term debt and finance leases	(28,326)	(112,401)
Total long-term debt and finance leases	$—	$7,145

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The commencement of the Chapter 11 Cases described in Note 1 above constitutes an event of default under the credit facility, the senior loan facility, the indenture governing the 2023 Notes, our secured note payable and our unsecured note payable.  The credit facility and the senior loan facility, and the indenture governing the 2023 Notes provide that as a result of the Petition, the obligations thereunder are accelerated and the principal and interest due thereunder became immediately due and payable. However, any efforts to enforce such payment obligations under such debt instruments are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of such debt instruments will be subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Credit Facility

We repaid $14.5 million of the amounts outstanding under our credit facility with the net proceeds received from the sale of certain seismic data and related assets in January 2020 (see Note 2).

We are continuing to accrue interest on our credit facility with any accrued but unpaid interest to be paid upon our emergence from bankruptcy.

Senior Loan Facility

As of September 30, 2020, our senior loan facility is reflected as “Liabilities subject to compromise” in our unaudited condensed consolidated financial statements with the carrying value equal to the face value of the debt.  The unamortized debt issuance costs of $0.4 million as of the Petition Date were expensed and recognized in “Reorganization expenses” in our unaudited condensed consolidated statements of operations.  In addition, $0.3 million of accrued but unpaid interest is reflected as “Liabilities subject to compromise” in our unaudited condensed consolidated balance sheets.  We have not recognized any interest expense on our senior loan facility subsequent to the Petition Date.  Unrecognized contractual interest expense on our senior loan facility as of September 30, 2020 was $0.3 million.

2023 Notes

As of September 30, 2020, our 2023 Notes are reflected as “Liabilities subject to compromise” in our unaudited condensed consolidated financial statements with the carrying value equal to the face value of the debt.  The unamortized discount and debt issuance costs of $0.6 million and $10.9 million, respectively, as of the Petition Date were expensed and recognized in “Reorganization expenses” in our unaudited condensed consolidated statements of operations.  In addition, $0.7 million of accrued but unpaid interest is reflected as “Liabilities subject to compromise” in our unaudited condensed consolidated balance sheets.  We have not recognized any interest expense on our 2023 Notes subsequent to the Petition Date.  Unrecognized contractual interest expense on our 2023 Notes as of September 30, 2020 was $0.3 million.

Unsecured Note Payable

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

As of September 30, 2020, the PPP loan is reflected as “Liabilities subject to compromise” in our unaudited condensed consolidated financial statements with the carrying value equal to the face value of the debt.

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4.  COMMITMENTS AND CONTINGENCIES

On August 18, 2019, a purported stockholder filed a putative class action lawsuit against us and certain former executive officers named therein in the U.S. District Court for the Southern District of Texas captioned John Bodin v. SAExploration Holdings, Inc., et al. Case No. 4:19–cv–03089.  Three other purported stockholders moved for appointment as lead plaintiff and approval of their counsel as lead counsel on October 2, 2019.  An order was entered on February 7, 2020, appointing Amrit Kumar and Tony Tep as co–lead plaintiffs (the “Class Action Plaintiffs”) and approving their counsel as co–lead counsel.  Pursuant to an agreed scheduling stipulation and order, the Class Action Plaintiffs filed their Amended Complaint on July 15, 2020 against us and certain of our former and current executive officers and directors named therein (the “Class Action Defendants”).  The Class Action Plaintiffs seek to represent a class of stockholders who purchased or otherwise acquired our publicly traded securities from March 15, 2016 through February 7, 2020 (the “Covered Period”). The amended complaint generally alleges that the Class Action Defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b–5 by making false and misleading statements in our periodic reports filed with the SEC during the Covered Period. The complaint requests damages, including interest, and an award of reasonable costs and expenses, including counsel and expert fees. Pursuant to an agreed scheduling stipulation and order, the Class Action Defendants were scheduled to answer, move to dismiss, or otherwise respond to the amended complaint by October 9, 2020, with responsive briefing to be completed by February 5, 2021.  As a result of the filing of the Chapter 11 Cases, the Court subsequently entered an order staying the entire case on September 2, 2020.

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

On October 8, 2020, the SEC filed a complaint against us and our former executive officers Jeffrey Hastings, Brent Whiteley, Brian Beatty, and Michael Scott (the “Former Executives”) in the U.S. District Court for the Southern District of New York (the “Court”) captioned U.S. Securities and Exchange Commission, v. SAExploration Holdings, Inc. et al. Civil Action No. 1:20–CV–8423 (the “SEC Lawsuit”) arising out of the actions of the Former Executives. The SEC Lawsuit charged us and charges the Former Executives with violating Section 17(a)(1) and (3) of the Securities Act and Section 10(b) of the Exchange Act of 1934, and Rule 10b–5(a) and (c) thereunder. It further charged us with violating Securities Act Section 17(a)(2) and Exchange Act Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B), and Rules 10b–5(b), 12b–20, 13a–1, 13a–11, 13a–13 thereunder, and that the Former Executives aided and abetted those violations. Additionally, the SEC Lawsuit charges the Former Executives with violating Exchange Act Section 13(b)(5) and Rule 13b2–1 thereunder, and Messrs. Hastings, Whiteley, and Beatty with also violating Exchange Act Rules 10b–5(b), 13a–14, and 13b2–2. The SEC sought a permanent injunction against us from violating the aforementioned provisions, but did not seek any monetary relief against us. From the Former Executives, the SEC seeks permanent injunctions as well as civil penalties, disgorgement of allegedly ill–gotten gains with prejudgment interest, and officer–and–director bars against each of them. Additionally, the SEC seeks to have Messrs. Hastings, Whiteley, and Beatty reimburse us for incentive–based compensation pursuant to Section 304(a) of the Sarbanes–Oxley Act of 2002. The Department of Justice, U.S. Attorney’s Office for the Southern District of New York (the “DOJ”) also announced criminal charges against Mr. Hastings in a parallel action on the same day.

On November 5, 2020, we and the SEC filed with the Court a joint motion for entry of a consent judgment and our consent (the “Consent”) to resolve all allegations pertaining to us with respect to the SEC Lawsuit described above. Pursuant the Consent, without admitting or denying the allegations of the SEC Lawsuit, we consented to the entry of a final judgment (the “Proposed Judgment”) that permanently enjoins us from violating the sections of the federal securities laws listed in the SEC Lawsuit, but that does not impose any monetary penalty on us. The Proposed Judgment, when entered, will resolve all allegations pertaining to us with respect to the SEC Lawsuit.

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The actions taken by the SEC and the DOJ described above are based upon their investigation of certain matters, including with respect to revenue recognition, accounts receivable, and tax credits.  We have been cooperating and intend to continue to cooperate with the SEC and the DOJ in their litigations and/or investigations. We are currently unable to predict the eventual scope, duration or outcome with the SEC and the DOJ or whether it could have a material impact on our financial position, results of operations, or cash flows.

The DOR is conducting an investigation with respect to our determination that ASV is a VIE and related Alaska tax credit certificates.  On October 27, 2020, the DOR filed a notice with the Bankruptcy Court notifying the Debtors and others that the tax credits held by the Debtors in the Chapter 11 Cases may be valueless based on allegations of criminal fraud in obtaining the credits and that it is highly likely that the DOR will determine that the tax credits are valueless.  We have been cooperating, and intend to continue to cooperate, with the DOR in its investigation. We are unable to predict the eventual scope and duration of the DOR’s investigation, or the outcome with the DOR or whether it could have a material impact on our financial condition, results of operations, or cash flow.

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

NOTE 5.  STOCKHOLDERS' EQUITY

As of September 30, 2020, we are authorized to issue 40.0 million shares of common stock with a par value of $0.0001 per share.

The following table presents the changes in the number of shares outstanding:

	2020	2019
Shares issued:
Balance as of January 1	4,508	3,211
Issue of shares on exercises of warrants	2,312	746
Issue of shares on vesting of restricted stock units	—	278
Issue of shares as consideration for services	—	243
Issue of shares in private placement	—	30
Balance as of September 30	6,820	4,508

Shares held as treasury stock:
Balance as of January 1	208	111
Purchase of treasury stock	—	97
Balance as of September 30	208	208

Shares outstanding as of September 30	6,612	4,300

In January 2020, we issued 0.4 million of our Series F warrants upon receipt of NASDAQ approval of the issuance.

In the nine months ended September 30, 2020, 39.8 million Series C warrants, Series D warrants, Series E warrants and Series F warrants were exercised.  As of September 30, 2020, we have 34.0 million warrants outstanding, which are potentially exercisable into 2.2 million shares of our common stock.

In accordance with the RSA and the Plan, our existing common stock and warrants to purchase our common stock will be extinguished upon emergence from bankruptcy, and our existing equity holders will not receive any type of consideration in respect of their equity interests.

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 6.  REVENUE FROM SERVICES

Deferred Costs on Contracts

In some instances, we incur third party costs that directly relate to the contract to fulfill the contract obligations.  These fulfillment costs are capitalized and amortized consistent with how the related revenue is recognized.  Changes in our deferred costs on contracts are as follows for the nine months ended September 30:

	2020	2019
Balance at beginning of year	$14,966	$3,746
Fulfillment costs incurred	9,256	10,561
Amortization of fulfillment costs	(23,879)	(8,947)
Balance at end of period	$343	$5,360

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

Changes in our deferred revenue are as follows for the nine months ended September 30:

	2020	2019
Balance at beginning of year	$8,724	$4,357
Cash received, excluding amounts recognized as revenue from services	12,959	13,674
Amounts recognized as revenue from services	(21,050)	(12,599)
Balance at end of period	$633	$5,432

Disaggregated Revenue

The following table disaggregates our revenue by major source:

	2020			2019
	Land	Marine	Total	Land	Marine	Total
Three Months Ended September 30:
North America	$2,163	$—	$2,163	$20,481	$—	$20,481
South America	—	—	—	2,160	—	2,160
Asia Pacific	—	8	8	301	332	633
Total	$2,163	$8	$2,171	$22,942	$332	$23,274

Nine Months Ended September 30:
North America	$122,637	$—	$122,637	$109,910	$—	$109,910
South America	1,415	7,807	9,222	2,911	—	2,911
Asia Pacific	182	24,973	25,155	2,262	90,783	93,045
West Africa	—	6,356	6,356	—	—	—
Total	$124,234	$39,136	$163,370	$115,083	$90,783	$205,866

Remaining Performance Obligations

As of September 30, 2020, we had $68.5 million of remaining performance obligations.  We expect to recognize revenue of approximately 1% of these performance obligations in 2020, approximately 44% in 2021 and the remaining approximately 55% in 2022.

NOTE 7.  EQUITY–BASED COMPENSATION

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We grant various forms of equity–based compensation to our senior management and directors.  These equity–based awards currently consist of restricted stock units (“RSUs”).

In March 2020, we issued 0.1 million RSUs to our senior management, which will vest in September 2021.  The fair value of the RSUs on the date of grant was $0.2 million.

We recognized equity–based compensation costs of $(0.7) million and $(0.1) million in the three months ended September 30, 2020 and 2019, respectively, and $(0.4) million and $2.3 million in the nine months ended September 30, 2020 and 2019, respectively.  Included in these costs for each of the three months and nine months ended September 30, 2020 and 2019 is $(0.8) million related to the forfeiture of equity–based compensation.  These costs are included in “Selling, general and administrative expenses” on our unaudited condensed consolidated statements of operations.

As of September 30, 2020, we had $0.1 million of unrecognized equity–based compensation cost, which is expected to be recognized over a weighted average period of 0.6 years.

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

The balances for the operating and finance leases where we are the lessee are presented on our unaudited condensed consolidated balance sheet as follows:

	Classification on Unaudited Condensed Consolidated Balance Sheet	September 30, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$5,505	$6,421
Finance lease assets	Property and equipment, net	—	324
Total lease assets		$5,505	$6,745

Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$1,517	$2,576
Finance lease liabilities	Current portion of long-term debt and finance leases	—	350
Long-term - operating lease liabilities	Other long-term liabilities	4,107	3,980
Total lease liabilities		$5,624	$6,906

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The components of lease expense on our unaudited condensed consolidated statement of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense:
Operating lease expense (1)	$696	$1,294	$3,103	$3,958

Finance lease expense:
Amortization of leased assets	$—	$221	$324	$664
Interest on lease liabilities	—	24	10	93
Total finance lease expense	$—	$245	$334	$757

Total lease expense	$696	$1,539	$3,437	$4,715

(1)	Includes short–term leases and variable lease costs, both of which are immaterial.

As of September 30, 2020, our operating leases have a weighted average remaining lease term of 3.9 years and a weighted average discount rate of 13.0%.

Supplemental cash flows information related to leases where we are the lessee is as follows for the nine months ended September 30:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,337	$2,583
Operating cash flows from finance leases	10	93
Financing cash flows from finance leases	350	652

Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	744	162

As of September 30, 2020, the maturities of the liabilities related to our operating leases are as follows:

Three months ended December 31, 2020	$549
2021	1,958
2022	1,615
2023	1,461
2024	1,002
Thereafter	613
Total minimum lease payments	7,198
Less interest	1,574
Present value of lease liabilities	5,624
Less current lease liabilities	1,517
Long-term lease liabilities	$4,107

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

(Debtors–in–Possession)

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Our effective tax rates were (0.3)% and 5.0% for the three months ended September 30, 2020 and 2019, respectively, and (3.6)% and (67.0)% for the nine months ended September 30, 2020 and 2019, respectively. The changes in our effective tax rates and the primary reasons that these effective tax rates differ from the applicable federal statutory rates are the fluctuations in earnings among the various jurisdictions in which we operate, increases in valuation allowances and foreign tax rate differentials.

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

NOTE 10.  LOSS PER COMMON SHARE

The computation of basic and diluted loss per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to SAExploration	$(30,015)	$(12,985)	$(26,960)	$(17,104)

Weighted average common shares outstanding (basic and diluted)	9,969	7,930	10,582	7,818

Loss per share available to common stockholders (basic and diluted)	$(3.01)	$(1.64)	$(2.55)	$(2.19)

Potentially antidilutive shares excluded from diluted loss available to common stockholders (1)	10,672	11,026	10,689	11,026

(1)	Includes our Series A and Series B warrants, certain unvested equity–based compensation and the shares underlying our 2023 Notes as their effect, if included, would have been anti–dilutive.

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

As of September 30, 2020, the estimated fair value and carrying value of our 2023 Notes was $6.5 million and $60.0 million, respectively.  As of December 31, 2019, the estimated fair value and carrying value of our 2023 Notes was $42.0 million and $46.7 million, respectively.

As our 2023 Notes are not actively traded, the fair value determination of the 2023 Notes is categorized as Level 3 as the valuation was based on valuation techniques when observable market data is not available.

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 12.  OTHER SUPPLEMENTAL INFORMATION

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are recorded in our unaudited condensed consolidated balance sheet as follows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$21,987	$5,441
Restricted cash	75	74
Total cash, cash equivalents and restricted cash	$22,062	$5,515

Our restricted cash served as collateral for labor claims, office rental and cash in another country restricted by exchange control regulations.

Accounts Receivable, net

Total accounts receivable, net is comprised of the following:

	September 30, 2020	December 31, 2019
Trade receivables	$8,121	$50,447
Other receivables	2,547	3,199
Total accounts receivable	10,668	53,646
Less: allowance for doubtful accounts	(3,777)	(2,064)
Total accounts receivable, net	$6,891	$51,582

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are as follows for the nine months ended September 30:

	2020	2019
Balance at beginning of year	$2,064	$548
Provisions for doubtful accounts	1,645	1,619
Cumulative translation adjustment	68	(232)
Balance at end of period	$3,777	$1,935

Accrued Liabilities

Accrued liabilities are comprised of the following:

	September 30, 2020	December 31, 2019
Accrued payroll liabilities	$2,637	$2,877
Accrued interest	218	181
Other accrued liabilities	651	3,468
Total accrued liabilities	$3,506	$6,526

Other accrued liabilities primarily consist of accruals for project related expenses.

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental Cash Flows Information

Supplemental cash flows information is as follows for the nine months ended September 30:

	2020	2019
Cash paid for interest	$5,446	$8,115
Cash paid for income taxes	2,792	266

Noncash Transactions

Supplemental noncash transactions are as follows as of September 30:

	2020	2019
Accrual for stock issued for services	$—	$478

NOTE 13.  RELATED PARTY TRANSACTIONS

As of September 30, 2020, Jeff Hastings, our former Chief Executive Officer, is a lender under our credit facility in the principal amount of $0.5 million and a holder of our 2023 Notes in the principal amount of $1.0 million.

Brent Whiteley, our former Chief Financial Officer and General Counsel, owns and/or controls RVI Consulting, Inc. No amounts were billed by RVI in the three months or nine months ended September 30, 2020.  In the three months and nine months ended September 30, 2019, RVI billed us $0.1 million and $0.3 million, respectively, for legal and professional services that were determined to be a misappropriation of funds from us.  These amounts are included in “Misappropriation of funds” on our unaudited condensed consolidated statements of operations.

Other related party transactions are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fairweather Science, LLC (1)	$95	$—	$100	$31

Inupiate Resources Leasing LLC (2)	$—	$18	$150	$248

Inupiate Resources LLC (3)	$1	$3	$419	$337

Summit Air Resources (4)	$—	$—	$37	$32

1856125 Alberta Ltd. (5)	$—	$4	$84	$91

Woodstone Builders LLC. (6)	$—	$91	$—	$91
(1)	Mr. Hastings has an ownership interest in Fairweather Science, LLC, a company that provides specialized environmental support services to clients in Alaska’s natural resource industry.
(2)

Three members of our operations management team own Inupiate Resources Leasing LLC, which provides us with certain equipment.  In January 2020, we purchased $0.2 million of previously leased equipment, terminating the equipment leasing relationship.

(3)	A member of our operations management team owns Inupiate Resources LLC, which provides us with certain specialty personnel.
(4)	A member of our operations management team owns Summit Air Resources, which provides us with certain equipment and mechanical services.

SAExploration Holdings, Inc.

(Debtors–in–Possession)

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(5)	A family member of one of our former officers owns 1856125 Alberta Ltd., which provides us with certain equipment and mechanical services.
(6)	Mr. Whiteley, or a former immediate family member of Mr. Whiteley, is an owner of Woodstone Builders LLC which provided us construction services.

ASV is a VIE indirectly owned and/or controlled by Mr. Hastings and Mr. Whiteley.

As of September 30, 2020, three of the holders of the indebtedness outstanding under our credit facility, senior loan facility and 2023 Notes represent (together with their affiliates) approximately 90%, 72% and 90%, respectively, of the total principal amounts outstanding under such debt financing arrangements.  These holders also collectively own 39% of the shares of our outstanding common stock, 55% of the shares of our outstanding common stock, including shares of common stock issuable upon the exercise of our outstanding Series C, D, E and F common stock warrants (including the Series F warrants to be issued upon receipt of shareholder approval), and 73% of the shares of our outstanding common stock, including shares of common stock issuable upon the exercise of our outstanding Series C, D, E and F common stock warrants (including the Series F warrants to be issued upon receipt of shareholder approval) and upon conversion of our 2023 Notes, respectively.

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

COVID–19 Pandemic and Market Conditions

Demand for our services has declined, and will continue to decline, as long as our customers continue to revise their capital budgets downward and adjust their operations in response to lower oil prices and demand due to the COVID–19 pandemic. As of September 30, 2020, we had approximately $68.5 million of backlog under contract, in addition to approximately $334.7 million of bids outstanding.  Of the $68.5 million of backlog under contract, we expect $0.6 million to be completed in 2020. However, our project visibility has continued to deteriorate.  Due to the significant uncertainty in the outlook for oil and natural gas development as a result of the significant decline in oil prices since the beginning of 2020 due to the COVID–19 pandemic and its impact on the worldwide economy and global demand for oil, certain of our scheduled and anticipated projects have been cancelled or delayed and there is no assurance as to when they may be reinitiated or awarded, if at all.  We are unable to predict when market conditions may improve and worsening overall market conditions could result in additional reductions of backlog and bids outstanding.

Throughout 2020 we have taken actions to mitigate the near and long–term financial impacts of the COVID–19 pandemic on our operating results to ensure adequate liquidity and capital resources are available to maintain our operations until conditions in the oil and natural gas industry and global economy improve. These actions include, but are not limited to the following:

•	reducing our payroll costs through reductions in force;
•	exiting unnecessary facilities and consolidating our operational footprint to align the size of our operations with current demand;
•	reducing discretionary expenses and deferring any non–essential capital spending;
•	deferring of U.S. employer taxes, as permitted under the Coronavirus Aid, Relief, and Economic Security Act;
•	applying for and receiving a $6.8 million loan pursuant to the Paycheck Protection Program; and
•	applying for and receiving benefits under the Canada Emergency Wage Subsidy program.

We continue to evaluate market conditions and will continue to take necessary actions to further reduce our cost base and enhance liquidity should there be a further reduction in the demand for our services.

Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code

On August 27, 2020 (the “Petition Date”), we and certain of our wholly–owned direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions (collectively, the “Petition” and the cases commenced thereby, the “Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) to pursue a Chapter 11 plan of reorganization (as amended, the “Plan”).  The Chapter 11 Cases have been consolidated for procedural purposes only and are being administered jointly under the caption In re: SAExploration Holdings, Inc., et. al. (Case No. 20–34306).

In connection with the Chapter 11 filing, we entered into a Restructuring Support Agreement (as amended, the “RSA”) with lenders of 100% of the principal amount outstanding under our credit facility, lenders of approximately 82.4% of the principal amount outstanding under our senior loan facility and holders of 100% of our 6.0% Senior Secured Convertible Notes due 2023 (the “2023 Notes”) (such lenders and holders referred to herein as the “Supporting Parties”) and a Backstop Commitment Agreement (as amended, the “BCA”) with the Supporting Parties (the “Backstop Parties”).  On November 1, 2020, we entered into an Amendment to the RSA with certain of the Supporting Parties party thereto and an Amendment to the BCA with certain of the Backstop Parties party thereto.

As amended, the RSA contemplates the restructuring (the “Restructuring”) of the Debtors pursuant to the Plan, which contemplates (i) the entry into a new first lien exit facility in an aggregate principal amount of $15.0 million with lenders under our existing credit facility and senior loan facility; (ii) the conversion of the existing credit facility into a new second lien exit facility in an aggregate principal amount of $20.5 million with the existing lenders; (iii) the elimination of $89.0 million of principal plus accrued interest with respect to our existing senior loan facility and 2023 Notes; and (iv) a rights offering (the “Rights Offering”) pursuant to which all eligible holders of loans under our existing credit facility and senior loan facility will be offered the opportunity to purchase loans to be advanced under the new first lien exit facility and shares of new common stock to be issued by reorganized SAEX for an aggregate purchase price of $15.0 million that will represent 95% of the outstanding new common stock to be issued by reorganized SAEX.  Pursuant to the BCA, the Rights Offering will be backstopped by certain Backstop Parties who will receive a backstop commitment premium payable in new common stock that will represent 2.5% of the outstanding new common stock to be issued by reorganized SAEX as consideration for backstopping the Rights Offering or, if the BCA is terminated in certain circumstances, payable in the amount of approximately $0.9 million in cash.  The new common stock to be issued by reorganized SAEX will be subject to further dilution by new common stock to be issued by reorganized SAEX in connection with a management incentive plan.  The Plan also provides that holders of general unsecured claims and holders of our existing common stock and warrants to purchase our existing common stock will not receive any distribution in respect of such claims or common stock and warrants, respectively.

Subject to Bankruptcy Court approval of the Plan and the satisfaction of certain conditions to the Plan and related transactions, we have proposed to consummate the Plan and emerge from Chapter 11 before the end of December 2020.  There can be no assurances that the Plan will be approved or confirmed by the Bankruptcy Court by that time, or at all.

As a result of the filing of the Chapter 11 Cases, the principal and interest due under our credit facility, our senior loan facility and our 2023 Notes became immediately due and payable.  However, any efforts to enforce such payment obligations with respect to our credit facility, our senior loan facility and our 2023 Notes are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of such debt instruments will be subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

We expect to continue our operations without interruption during the pendency of the Chapter 11 Cases.  For the duration of the Restructuring and after the Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to risks and uncertainties associated with the Restructuring and Chapter 11 Cases.

Going Concern Uncertainty

Given the uncertainty surrounding the Chapter 11 Cases, there is substantial doubt about our ability to continue as a going concern.  The accompanying unaudited condensed consolidated financial statements included herein have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States.  The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.  Our unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

Net loss for the three months ended September 30, 2020 and 2019 was $30.0 million and $13.0 million, respectively.  The significant factors in this change were an increase of $12.0 million in other expense, net and a decrease of $12.1 million in gross (loss) profit partially offset by a $7.8 million decrease in selling, general and administrative (“SG&A”) expenses.

Revenue from services in the three months ended September 30, 2020 decreased $21.1 million compared with the three months ended September 30, 2019 driven primarily by the cancellation and postponement of contracts due to the significant uncertainty in the outlook for oil and natural gas development as a result of the significant decline in oil prices since the beginning of 2020 due to the COVID–19 pandemic and its impact on the worldwide economy and global demand for oil.

Gross (loss) profit for the three months ended September 30, 2020 decreased $12.1 million compared with the three months ended September 30, 2019. Included in the three months ended September 30, 2020 was an additional reserve of $2.7 million related to the potential monetization of our tax credits receivable.  Gross profit as a percentage of revenues was (405.3)% for the three months ended September 30, 2020 compared with 14.0% for the three months ended September 30, 2019.  The negative impact on gross profit as a percentage of revenues can be attributed to the decrease in revenues and the fixed costs involved in our projects.

SG&A expenses for the three months ended September 30, 2020 decreased $7.8 million compared with the three months ended September 30, 2019.  The decrease was primarily attributable to the impact of our cost cutting measures and decreased legal and professional fees related to our SEC and internal investigations.

Other expense, net for the three months ended September 30, 2020 increased $12.0 million compared with the three months ended September 30, 2019 primarily due to a $12.9 million increase in reorganization expenses and a $1.6 million decrease in other income, partially offset by decreases of $1.1 million in interest expense, net and $1.5 million in foreign currency gain (loss).  The $1.1 million decrease in interest expense is due to us no longer accruing interest on our senior loan facility and 2023 Notes as of the Petition Date.

Income taxes for the three months ended September 30, 2020 increased $0.8 million compared with the three months ended September 30, 2019 primarily due to fluctuations in earnings among the various jurisdictions in which we operate, offset by increases in valuation allowances and increases in foreign tax rate differentials.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

Net loss for the nine months ended September 30, 2020 was $24.4 million compared with $14.5 million for the nine months ended September 30, 2019.  The significant factors in this change were an increase of $17.3 million in other expense, net and a decrease of $4.3 million in gross (loss) profit partially offset by a $6.5 million decrease in SG&A expenses.

Revenue from services in the nine months ended September 30, 2020 decreased $42.4 million compared with the nine months ended September 30, 2019.  In North America, revenue from services increased $12.7 million due to the sale by ASV and us of certain seismic data coupled with an increase in the number and scope of projects performed in Alaska and Canada partially offset by a decrease in activity in the contiguous United States of America.

Revenue from services in South America increased $6.3 million due to the completion of a marine job in Brazil and a small project in Colombia.  Revenue from services in Asia Pacific decreased $67.9 million primarily due to the completions of a land job in Australia and two marine projects in India and Dubai in the nine months ended September 30, 2019.  Revenue from services in West Africa consisted of the recognition of $6.4 million of revenue from services related to the termination of two marine projects in West Africa that were terminated by the operator in April 2020 due to the COVID–19 pandemic.

Gross (loss) profit for the nine months ended September 30, 2020 decreased $4.3 million compared with the nine months ended September 30, 2019.  Gross profit as a percentage of revenues was 18.4% for the nine months ended September 30, 2020 compared with 16.7% for the nine months ended September 30, 2019.  The positive impact on gross profit as a percentage of revenues can be attributed to more favorable pricing when taking into account the fixed costs involved in our projects.

SG&A expenses for the nine months ended September 30, 2020 decreased $6.5 million compared with the nine months ended September 30, 2019.  The decrease was primarily attributable to the impact of our cost cutting measures, a $2.7 million decrease in equity compensation costs and decreased legal and professional fees related to the SEC and internal investigations.

As previously disclosed, our former Chief Financial Officer and General Counsel misappropriated $0.3 million of funds in the nine months ended September 30, 2019.  For more information, see Note 13 contained herein.

Other expense, net for the nine months ended September 30, 2020 increased $17.3 million compared with the nine months ended September 30, 2019 primarily due to increases of $12.9 million in reorganization expenses and $3.8 million in foreign currency gain (loss) and a $1.4 million decrease in other income.

Income taxes for the nine months ended September 30, 2020 decreased $5.0 million compared with the nine months ended September 30, 2019 primarily due to fluctuations in earnings among the various jurisdictions in which we operate, partially offset by increases in valuation allowances and increases in foreign tax rate differentials.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had approximately $22.0 million in cash and cash equivalents and $124.3 million in aggregate principal amount of long–term debt outstanding.

We currently expect our ongoing capital and operating expenditures to exceed the revenue we expect to receive from our seismic data acquisition services for the foreseeable future due to, among other things, the significant uncertainty in the outlook for oil and natural gas development as a result of the significant decline in oil prices since the beginning of 2020 due to the COVID–19 pandemic and its impact on the worldwide economy and global demand for oil.

As a result of the foregoing, management, along with its legal and financial advisors, explored various strategic alternatives to address our capital structure, which included engaging in discussions with certain of our debt holders with respect to potential deleveraging or restructuring transactions. We have also attempted to manage operating costs by actively pursuing cost–cutting measures to maximize liquidity consistent with current industry market expectations. However, we were unable to negotiate an extension of the January 2021 maturity date of our senior loan facility or waivers of the events of default under our credit facility and our senior loan facility, and a cross default under the indenture governing our 2023 Notes. As a result of such events of default, we were unable to borrow additional amounts under our credit facility without the requisite approval of the lenders under such credit facility.

Accordingly, on August 27, 2020, the Debtors filed for relief under Chapter 11 of the Bankruptcy Code. For more information on the Chapter 11 Cases and related matters, see “– Overview – Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code” above and “Note 1 – General – Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code” in the notes to the unaudited condensed consolidated financial statements.

In connection with the Chapter 11 filing, the Debtors entered into the RSA with certain creditors to support a restructuring in accordance with the terms set forth in the Plan. As more fully disclosed in “– Overview – Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code” above and “Note 1 – General – Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code” in the notes to the unaudited condensed consolidated financial statements, the Plan and the RSA contemplate a restructuring which would provide for the treatment of holders of certain claims and existing equity interests. Accordingly, our liquidity during the bankruptcy proceedings will come from cash on hand and net operating cash flows during the bankruptcy period.

As part of the RSA and the Plan, we have secured commitments for new first lien exit facility in an aggregate principal amount of $15.0 million with certain lenders under our existing credit facility and senior loan facility and the conversion of the existing credit facility into a new second lien exit facility in an aggregate principal amount of $20.5 million with the existing lenders. In addition, we will eliminate $89.0 million of principal plus accrued interest with respect to our existing senior loan facility and 2023 Notes.

There can be no assurance that we will have sufficient liquidity to continue to fund our operations or allow us to continue as a going concern until the Plan is confirmed by the Bankruptcy Court and becomes effective, and thereafter.  Our long–term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until the Plan has been confirmed, if at all, by the Bankruptcy Court.  Although we anticipate that the Chapter 11 Cases will help address our liquidity concerns, the approval of a plan of reorganization is not within our control and uncertainty remains over the Bankruptcy Court's approval of a plan of reorganization.

Long–term Debt

As of September 30, 2020, we have $124.3 million in aggregate principal amount of long–term debt outstanding, of which $95.8 million is classified as “Liabilities subject to compromise” in our unaudited condensed consolidated balance sheets.  For additional information about our long–term debt, please see “Part I.  Financial Information – Item 1. Financial Statements” contained herein.

Cash Flows

Cash flows provided by (used in) type of activity were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Operating activities	$33,928	$(1,375)
Investing activities	(636)	(462)
Financing activities	(16,074)	7,546

Operating Activities

Cash flows from operating activities provided $33.9 million in the nine months ended September 30, 2020 and used $1.4 million in the nine months ended September 30, 2019. The significant factor in the change was a positive impact from changes in our working capital balances in addition to a decrease in SG&A expenses.

Investing Activities

In the nine months ended September 30, 2020 and 2019, cash flows used in investing activities consisted of $1.1 million and $1.2 million, respectively, to maintain, expand and upgrade our seismic data acquisition capabilities, partially offset by $0.5 million and $0.7 million, respectively, from the sale of property and equipment.

Financing Activities

In the nine months ended September 30, 2020, cash flows used in financing activities included $16.9 million of long–term debt repayments and $6.0 million in distributions to our noncontrolling interest partially offset by $6.8 million of long–term debt borrowings.  In the nine months ended September 30, 2019, cash flows provided by financing activities consisted of $17.7 million of long–term debt borrowings partially offset by $7.6 million of long–term debt repayments and $2.3 million of distributions to our noncontrolling interest.

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

Our forward–looking statements may be influenced by the following factors, among others:

•

our ability to obtain Bankruptcy Court approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtor–-in–possession;

•	our ability to negotiate, develop, confirm and consummate the Plan or another plan of reorganization with respect to the Chapter 11 Cases or other alternative restructuring transaction;
•	the effects of our bankruptcy filing on us and on the interests of various constituents;
•	Bankruptcy Court rulings in the Chapter 11 Cases in general;
•	the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
•	risks associated with third party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate a plan of reorganization;
•	the potential adverse effects of the Chapter 11 proceedings on our liquidity or results of operations;
•	the high costs of bankruptcy proceedings, including increased advisory costs to execute our reorganization;
•	the impact of our bankruptcy filing on our ability to access the public capital markets;
•	the effects of our bankruptcy filing on our ability to attract, motivate and retain key employees;
•	substantial doubt about our ability to continue as a going concern as of September 30, 2020;
•	the impact of the COVID–19 pandemic on our business, financial condition and results of operations;
•	fluctuations in the levels of exploration and development activity in the oil and natural gas industry;
•	delays, reductions or cancellations of project awards and our ability to realize revenue projected in our backlog;
•	the impact of the restatement of our previously issued consolidated financial statements;

•	the identified material weaknesses in our internal control over financial reporting and our ability to remediate those material weaknesses;
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

•	increases in the level of activism against oil and natural gas exploration and development activities;
•	need to manage rapid growth and contraction of our business;
•	operational disruptions due to seasonality, weather and other external factors;
•	crew availability and productivity;
•	whether we enter into turnkey or term contracts;
•	high fixed costs of operations;
•	substantial international business exposing us to currency fluctuations and global factors, including economic, political and military uncertainties;
•	risks relating to cyber incidents;
•	need to comply with diverse and complex laws and regulations;
•	costs and outcomes of pending and future litigation; and
•

the time and expense required for us to respond to the SEC, DOJ and DOR litigations and investigations and for us to complete our internal investigation, which expenses have been and are likely to continue to be material and are likely to have a material adverse impact on our cash balance, cash flow and liquidity.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a–15 and 15d–15, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10–Q. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) were not effective as of September 30, 2020.

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

Material Weaknesses in Internal Control over Financial Reporting

The control environment, which is the responsibility of senior management, helps set the tone of the organization, influences the control consciousness of its officers and employees, and is an important component affecting how the organization performs financial analysis, accounting and financial reporting. A proper organizational tone can be promoted through a variety of means, such as well–documented and communicated policies, a commitment to hiring competent employees, the manner and content of oral and written communications, strong internal controls and effective governance.  Our former senior management, including our former principal executive officer and our former principal financial officer, did not design or maintain a proper control environment or proper tone at the senior management level.  Beginning with the replacement of our former principal executive officer and our former principal financial officer in August 2019, we have taken the steps noted below in “Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting and Status” to address the tone at the senior management level and the material weaknesses described below that were previously identified in our Amendment No. 1 to Annual Report on Form 10–K/A for the year ended December 31, 2018 and that continue to exist as of September 30, 2020.

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting and Status

We have identified and implemented and continue to identify and implement actions to improve our internal control over financial reporting and disclosure controls and procedures, including actions to enhance our resources and training with respect to financial reporting, including technical accounting, and disclosure responsibilities.  We have established a disclosure committee to assist our principal executive officer and principal financial officer in fulfilling their responsibility to oversee the accuracy, completeness and timeliness of our public disclosures.  Additional actions that have been implemented include updating our audit committee charter, updating our code of business conduct and ethics and anti–corruption policy, updating our expense policy, updating our delegation of authority, adopting a new related party transaction policy and creating a more robust conflict of interest questionnaire for employees.  An updated mandatory training course has been implemented for all employees in English and in Spanish which covers the code of business conduct and ethics as well as the anti–corruption policy in accordance with the updated policies.  Also, we will seek to hire more accounting personnel as deemed necessary to both strengthen reporting lines and segregation of duties as well as improve technical accounting functionality.

We have taken, and continue to take, the actions described below to remediate the identified material weaknesses and believe that the actions described below will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting.  We are committed to continuing to improve our internal control processes and will continue to evaluate and improve our internal control over financial reporting.  As we continue to evaluate and work to improve our internal control over financial reporting, our senior management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section.  While the Audit Committee and senior management are closely monitoring the implementation, until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, tested and determined effective, the material weaknesses described above will continue to exist.  As of the time of this filing, this testing has commenced and we expect, based on our preliminary indications of design effectiveness, that these material weaknesses will all be remediated.

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

We have retained a third–party consulting firm that specializes in internal audit work, and more specifically internal controls work.  This firm has assisted, and will continue to assist, management with its risk assessment of internal control over financial reporting as well as documentation and testing of our internal control structure and evaluation of material weaknesses.  The controls that exist at the entity level have been and will continue to be particularly scrutinized in this effort.  On May 1, 2020, we hired a permanent Chief Financial Officer who has significant experience in internal controls and he, with the assistance of our third–party consulting firm, will oversee the remediation of the material weaknesses described above.

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
•

improve complex and technical accounting capabilities within our accounting structure by (i) changing senior leadership including the engagement of a permanent Chief Financial Officer in May 2020 with significant accounting knowledge and experience, (ii) hiring new accounting personnel as needed and (iii) supporting our accounting personnel with third party resources as needed;

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

•	institute new controls and strengthen existing controls in the information technology area, including performing a full review of the information technology general controls.

Earlier this year, we performed a review of our segregation of duties conflicts.  This review identified and helped to remediate several high–level segregation of duties conflicts that have now been incorporated into our ongoing testing and remediation efforts.  We also performed a review of our controls in the information technology area.  There has already been work performed in this area, including review, testing and updating necessary controls that has addressed the existing weaknesses.  Controls have been strengthened to help prevent unauthorized access to systems, programs and data and to provide for periodic review and monitoring of access, including a review of security logs and analysis of segregation of duties conflicts.

Our former Interim Chief Financial Officer has continued to assist us as a consultant to enhance our accounting knowledge and experience.

Changes in Internal Control over Financial Reporting

Except as described above in “Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting and Status,” there have not been any changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to risks and uncertainties associated with our Chapter 11 proceedings.

Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern, are subject to the risks and uncertainties associated with our Chapter 11 proceedings. These risks include the following:

•	our ability to execute, confirm and consummate the Plan or another plan of reorganization with respect to the Chapter 11 proceedings or other alternative restructuring transaction;
•	our ability to comply with the terms of the RSA, including the milestones therein, and the BCA;
•	the high costs of bankruptcy proceedings and related fees;
•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•	our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to execute our business plan in the current depressed commodity price environment;
•	our ability to attract, motivate and retain key employees;
•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•	the ability of third parties to seek and obtain court approval to convert the Chapter 11 proceeds to a Chapter 7 proceeding; and
•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.

Delays in our Chapter 11 proceedings increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process and may result in the termination of the RSA and BCA, which may, in turn, result in the termination of the right to use cash collateral.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. We also need Bankruptcy Court confirmation of the Plan. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 proceedings will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a plan. However, even if our Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, or common stock).

If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Plan or another Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including further negative changes in economic conditions, changes in our industry, changes in global demand for oil and its impact on the demand for our services and increasing expenses. Accordingly, we cannot guarantee that the Plan or any other Chapter 11 plan of reorganization will achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through the Plan, we may need to raise additional funds through debt or equity financing or other various means to fund our business after the completion of our Chapter 11 proceedings. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital. As a result, we cannot give any assurance of our ability to continue as a going concern, even if the Plan is confirmed.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity to confirm a plan of reorganization and exit bankruptcy.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash necessary to fund our ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for our Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. We cannot assure you that our cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to our Chapter 11 Cases until we are able to emerge from our Chapter 11 proceedings.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things; (i) our ability to comply with the terms and condition of any cash collateral order entered by the Bankruptcy Court in connection with our Chapter 11 proceedings; (ii) our ability to maintain adequate cash on hand; (iii) our ability to generate cash flow from operations, (iv) our ability to execute, confirm and consummate the Plan or another plan of reorganization with respect to the Chapter 11 proceedings or other alternative restructuring transaction; and (v) the cost, duration and outcome of our Chapter 11 proceedings. Our ability to maintain adequate liquidity depends in part upon industry conditions and general economic, financial, competitive, regulatory and other factors beyond our control. In the event that our cash on hand and cash flow from operations is not sufficient to meet our liquidity needs, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered to us on acceptable terms. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited if it is available at all. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in our Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Trading in our securities is highly speculative and poses substantial risks. We expect that the shares of our existing common stock and warrants to purchase shares of our common stock will be extinguished and existing equity holders will not receive consideration in respect of their equity.

We have a significant amount of indebtedness that is senior to our existing common stock and warrants to purchase shares of our common stock in our capital structure. In addition, the RSA and the Plan contemplate that amounts outstanding under our senior loan facility will be converted into equity of the reorganized company and that all equity interests of our existing equity holders will be extinguished upon our emergence from bankruptcy. As a result, we expect that the shares of our existing common stock and warrants to purchase shares of our common stock will be extinguished in our Chapter 11 proceedings and our common stockholders and warrantholders will be entitled to no recovery. Accordingly, any trading in shares of our common stock or warrants to purchase shares of our common stock during the pendency of our Chapter 11 proceedings is highly speculative and poses substantial risks to purchasers of shares of our common stock and warrants to purchase shares of our common stock.

We may be subject to claims that will not be discharged in our Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial performance. As a result, our historical financial performance is likely not indicative of our financial performance after the petition date.

In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to the Plan. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

Transfers of our equity, or issuances of equity before or in connection with our Chapter 11 proceedings, may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We have net operating loss carryforwards of approximately $100.1 million as of December 31, 2019. Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change”, as defined in section 382 of the Internal Revenue Code, then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more stockholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three–year period. Under section 382 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an “ownership change”, the amount of its net operating losses that may be utilized to offset future table income generally is subject to an annual limitation. Even if the net operating loss carryforwards is subject to limitation under Section 382, the net operating losses would still be available to be reduced from the amount of discharge of indebtedness arising in a Chapter 11 case under Section 108 of the Internal Revenue Code under the tax attribute reduction rules, if applicable.

We have requested that the Bankruptcy Court approve restrictions on certain transfers of our stock to limit the risk of an “ownership change” prior to our restructuring in our Chapter 11 proceedings.  Following the implementation of a plan of reorganization, it is likely that an “ownership change” will be deemed to occur and our net operating losses will nonetheless be subject to annual limitation.  However, if an “ownership change” has not occurred prior to our reorganization, a provision in Section 382 of the Internal Revenue Code related to Chapter 11 proceedings may increase the amount of net operating losses available to utilize annually under the limitation.

The pursuit of the Chapter 11 proceedings has consumed and will continue to consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

A long period of operating under Chapter 11 could adversely affect our business and results of operations. While the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort focusing on the proceedings. This diversion of attention may materially affect the conduct of our business adversely, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

We may not meet certain conditions of the RSA, which could result in the automatic termination of such agreement and the BCA.

We entered into the RSA in connection with the filing of the Chapter 11 Cases on August 27, 2020. We may not be able to meet certain conditions of the RSA, which could cause a Consenting Credit Agreement Lender Termination Event, Consenting Term Loan Lender Termination Event or Consenting Convertible Noteholder Termination Event, each as defined in the RSA, which could cause the termination of the RSA and BCA.

The COVID–19 pandemic has adversely affected our business, financial condition and results of operations.

The outbreak of COVID–19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity, including the global demand for oil and natural gas. A pandemic, including COVID–19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, customers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to restrictions that may be requested or mandated by governmental authorities, including quarantines of certain geographic areas, restrictions on travel and other restrictions that prohibit employees from going to work, both around the world as well as in certain jurisdictions in the United States. The continued spread of COVID–19 and the related mitigation measures has resulted in a significant decrease in business from our customers and/or may cause our customers to be unable to meet existing payment or other obligations to us. Through September 30, 2020, we have had certain of our contracts cancelled by the operators due to the COVID–19 pandemic and other scheduled and anticipated projects have been delayed and there is no assurance as to when they may resume, if at all. If COVID–19 continues to spread or the response to contain the COVID–19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

Our backlog can vary significantly from time to time.  Our backlog estimates are based on certain assumptions and are subject to unexpected adjustments and cancellations and thus may not be timely converted to revenues in any particular fiscal period, if at all, or be indicative of our actual operating results for any future period.

As of September 30, 2020, we had approximately $68.5 million of backlog under contract, in addition to approximately $334.7 million of bids outstanding.  Of the $68.5 million of backlog under contract, we expect $0.6 million to be completed in 2020. Our backlog estimates represent those projects for which a customer has executed a contract or signed a binding letter of award. Our backlog can vary significantly from time to time, particularly if the backlog is made up of multi–year contracts with some of our more significant customers. Backlog estimates are based on a number of assumptions and estimates including assumptions related to foreign exchange rates and proportionate performance of contracts. The realization of our backlog estimates is further affected by our performance under term rate contracts, as the early or late completion of a project under term rate contracts will generally result in decreased or increased, as the case may be, revenues derived from those projects. Contracts for services are also occasionally modified by mutual consent and often can be terminated for convenience by the customer. Because of potential changes in the scope or schedule of our customers’ projects, and the possibility of early termination of customer contracts, we cannot predict with certainty when or if our backlog will be realized. Material modifications, delays, payment defaults or cancellations on the underlying contracts (including those modifications, delays, defaults and cancellations relating to the COVID–19 pandemic) could reduce the amount of backlog currently reported and, consequently, could inhibit the conversion of that backlog into revenues. Due the significant uncertainty in the outlook for oil and gas development as a result of the significant decline in oil prices since the beginning of 2020 due to the COVID–19  pandemic and its impact on the worldwide economy and global demand for oil, certain of our scheduled and anticipated projects have recently been cancelled or delayed and there is no assurance as to when they may be reinitiated or awarded, if at all. We are unable to predict when market conditions may improve and worsening overall market conditions could result in additional reductions of backlog and bids outstanding.

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

Pursuant to the Forbearance Agreements, the Forbearing Parties agreed to refrain from exercising their rights and remedies under the Debt Instruments and applicable law with respect to the existing defaults and other events of default that have occurred and are continuing as further specified in the Forbearance Agreements until 5:00 p.m. (New York City time) on the earlier of (a) May 31, 2020 and (b) the date the Forbearance Agreements otherwise terminate in accordance with their terms.  The May 31, 2020 deadline was ultimately extended to August 31, 2020. The forbearance agreements terminated on the commencement of the Chapter 11 Cases described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” above. The commencement of the Chapter 11 Cases constitutes an event of default that accelerated the obligations under the credit facility, the senior loan facility, and the indenture governing the 2023 Notes. The credit facility and the senior loan facility, and the indenture governing the 2023 Notes provide that as a result of the Petition, the principal and interest due thereunder became immediately due and payable. However, any efforts to enforce such payment obligations under such debt instruments are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of such debt instruments will be subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

ITEM 6.  EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

2.1

Debtors’ Chapter 11 Plan of Reorganization, dated as of August 27, 2020 (incorporated by reference from Exhibit A to Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 28, 2020)

2.2

Debtors’ First Amended Chapter 11 Plan of Reorganization, dated as of September 15, 2020 (incorporated by reference from Exhibit 99.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 16, 2020)

2.3

Debtors’ Second Amended Chapter 11 Plan of Reorganization, dated as of November 1, 2020 (incorporated by reference from Exhibit 10.3 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 4, 2020)

3.1

Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K/A filed with the SEC on September 9, 2016)

3.2

Certificate of Amendment to Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 8, 2018)

3.3

Second Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of SAExploration Holdings, Inc. (incorporated by reference from Exhibit 3.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 19, 2018)

3.4

Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of SAExploration Holdings, Inc. (incorporated by reference from Exhibit 3.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 19, 2018)

3.5

Fourth Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of SAExploration Holdings, Inc. (incorporated by reference from Exhibit 3.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 29, 2018)

3.6	Second Amended and Restated By–Laws (incorporated by reference from Exhibit 3.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 1, 2016)

3.7	Amendment No. 1 to Second Amended and Restated By–Laws (incorporated by reference from Exhibit 3.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on March 8, 2018)

10.1

Restructuring Support Agreement, dated as of August 27, 2020 (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 28, 2020)

10.2

Backstop Commitment Agreement, dated as of August 27, 2020 (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 28, 2020)

10.3

Amendment to Restructuring Support Agreement dated as of November 1, 2020 (incorporated by reference from Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 4, 2020)

10.4

Amendment to Backstop Commitment Agreement dated as of November 1, 2020 (incorporated by reference from Exhibit 10.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 4, 2020)

31.1*	Rule 13a–14(a) Certification of Chief Executive Officer

31.2*	Rule 13a–14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

99.1	Disclosure Statement dated August 27, 2020 (incorporated by reference from Exhibit F to Exhibit 10.1 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on August 28, 2020)

99.2

Second Amended Disclosure Statement dated September 15, 2020 (incorporated by reference from Exhibit 99.2 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on September 16, 2020)

99.3

Third Amended Disclosure Statement dated November 1, 2020 (incorporated by reference from Exhibit 10.4 to SAExploration Holdings, Inc.’s Current Report on Form 8–K filed with the SEC on November 4, 2020)

99.4

Joint Motion for Entry of Consent Judgment Submitted by Plaintiff Securities and Exchange Commission and Defendant SAExploration Holdings, Inc. filed November 5, 2020 (incorporated by reference from Exhibit 99.1 to SAExploration Holdings Inc.’s Current Report on Form 8–K filed with the SEC on November 12, 2020)

99.5

Consent of Defendant SAExploration Holdings, Inc. filed November 5, 2020 (incorporated by reference from Exhibit 99.2 to SAExploration Holdings Inc.’s Current Report on Form 8–K filed with the SEC on November 12, 2020)

99.6

Proposed Judgment Submitted as to Defendant SAExploration Holdings, Inc. filed November 5, 2020 (incorporated by reference from Exhibit 99.3 to SAExploration Holdings Inc.’s Current Report on Form 8–K filed with the SEC on November 12, 2020)

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

Date: November 16, 2020